Form 10-Q
period 2020-12-31
AVITA Medical, Inc.
filed 2021-02-16
CIK 1762303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39059

AVITA MEDICAL, INC.

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

The number of shares of the registrant’s $0.0001 par value common stock outstanding as of February 13, 2021 was 21,628,633

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Avita Medical, Inc.

Results of review of interim financial statements

We have reviewed the accompanying consolidated balance sheet of Avita Medical, Inc., (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the three-month and six-month periods ended December 31, 2020 and 2019, and the related condensed notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Basis for review results

These interim financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our reviews in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ GRANT THORNTON LLP

Los Angeles, CA
February 16, 2021

PART I – Financial Information

Item 1. FINANCIAL STATEMENTS

AVITA MEDICAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	As of
	December 31, 2020	June 30, 2020
ASSETS
Cash	$59,765	$73,639
Accounts receivable, net	1,941	2,076
BARDA receivables	440	356
Prepaids and other current assets	814	990
Restricted cash	201	201
Inventory	2,289	1,125

Total current assets	65,450	78,387
Plant and equipment, net	1,488	1,363
Operating lease right-of-use assets	1,795	2,347
Intangible assets, net	420	364
Other long-term assets	152	1

Total assets	$69,305	$82,462

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$2,793	$4,333
Accrued wages and fringe benefits	4,305	2,816
Other current liabilities	775	560

Total current liabilities	7,873	7,709
Contract liabilities	596	435
Operating lease liabilities, long term	1,239	1,917

Total liabilities	9,708	10,061

Contingencies (Note 10)
Shareholders’ Equity:
Common stock, $0.0001 par value per share, 200,000,000 shares authorized, 21,625,058 and 21,467,912 shares issued and outstanding at December 31, 2020 and June 30, 2020, respectively	3	3
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2020 and June 30, 2020	—	—
Additional paid-in capital	262,086	259,165
Accumulated other comprehensive income	8,289	8,146
Accumulated deficit	(210,781)	(194,913)

Total shareholders’ equity	59,597	72,401

Total liabilities and shareholders’ equity	$69,305	$82,462

The accompanying notes form part of the consolidated financial statements.

AVITA MEDICAL, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2020	2019	2020	2019
Revenues	$5,103	$3,259	$10,163	$6,509
Cost of sales	821	846	1,750	1,465

Gross profit	4,282	2,413	8,413	5,044

BARDA income	449	386	1,045	2,437
Operating expenses:
Sales and marketing expenses(1)	3,600	3,972	6,865	7,071
General and administrative expenses(1)	3,401	7,107	11,703	10,529
Research and development expenses(1)	3,361	2,312	6,735	4,131

Total operating expenses	10,362	13,391	25,303	21,731

Operating loss	(5,631)	(10,592)	(15,845)	(14,250)
Interest expense	3	9	10	20
Other income/(expense)	4	99	8	202

Loss before income taxes	(5,630)	(10,502)	(15,847)	(14,068)
Income tax expense	11	—	21	—

Net loss	$(5,641)	$(10,502)	$(15,868)	$(14,068)

Net loss per common share:
Basic	$(0.26)	$(0.53)	$(0.74)	$(0.73)
Diluted	$(0.26)	$(0.53)	$(0.74)	$(0.73)
Weighted-average common shares:
Basic	21,623,509	19,877,676	21,563,576	19,298,767
Diluted	21,623,509	19,877,676	21,563,576	19,298,767

(1)	Refer to Note 2 for information about a reclassification of share-based compensation expense

The accompanying notes form part of the unaudited consolidated financial statements.

AVITA MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2020	2019	2020	2019
Net loss	$(5,641)	$(10,502)	$(15,868)	$(14,068)
Foreign currency translation gain	95	78	143	44

Comprehensive loss	$(5,546)	$(10,424)	$(15,725)	$(14,024)

The accompanying notes form part of the unaudited consolidated financial statements.

AVITA MEDICAL, INC.

Consolidated Statements of Shareholders’ Equity

(In thousands, except shares)

(Unaudited)

	Three Months Ended December 31, 2020
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
Balance at September 30, 2020	21,623,287	$3	$262,431	$8,194	$(205,140)	$65,488

Net loss	—	—	—	—	(5,641)	(5,641)
Share-based compensation	—	—	(346)	—	—	(346)
Exercise of stock options	1,771	—	1	—	—	1
Translation gain	—	—	—	95	—	95

Balance at December 31, 2020	21,625,058	$3	$262,086	$8,289	$(210,781)	$59,597

	Three Months Ended December 31, 2019
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
Balance at September 30, 2019	18,728,849	$3	$166,252	$8,150	$(156,449)	$17,956

Net loss	—	—	—	—	(10,502)	(10,502)
Issuance of common stock under direct placement	2,033,898	—	81,702	—	—	81,702
Issuance costs associated with direct placement	—	—	(5,077)	—	—	(5,077)
Share-based compensation	—	—	2,903	—	—	2,903
Vesting of restricted stock units	361,111	—	—	—	—	—
Exercise of stock options	50,885	—	248	—	—	248
Translation gain	—	—	—	78	—	78

Balance at December 31, 2019	21,174,743	$3	$246,028	$8,228	$(166,951)	$87,308

	Six Months Ended December 31, 2020
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2020	21,467,912	$3	$259,165	$8,146	$(194,913)	$72,401

Net loss	—	—	—	—	(15,868)	(15,868)
Share-based compensation	—	—	2,920	—	—	2,920
Vesting of restricted stock units	151,837	—	—	—	—	—
Exercise of stock options	5,309	—	1	—	—	1
Translation gain	—	—	—	143	—	143

Balance at December 31, 2020	21,625,058	$3	$262,086	$8,289	$(210,781)	$59,597

	Six Months Ended December 31, 2019
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2019	18,712,996	$3	$165,473	$8,184	$(152,828)	$20,832

Net loss	—	—	—	—	(14,068)	(14,068)
Issuance of common stock under direct placement	2,033,898	—	81,702	—	—	81,702
Issuance costs associated with direct placement	—	—	(5,077)	—	—	(5,077)
Share-based compensation	—	—	3,575	—	—	3,575
Vesting of restricted stock units	361,111	—	—	—	—	—
Exercise of stock options	50,885	—	248	—	—	248
Issuance of common stock to director in lieu of directors’ fees	15,853	—	107	—	—	107
Beginning balance adjustment related to the adoption of ASC 842	—	—	—	—	(55)	(55)
Translation gain	—	—	—	44	—	44

Balance at December 31, 2019	21,174,743	$3	$246,028	$8,228	$(166,951)	$87,308

The accompanying notes form part of the unaudited consolidated financial statements.

AVITA Medical, Inc.

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended December 31
	2020	2019
Cash flow from operating activities:
Net loss	$(15,868)	$(14,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	373	164
Non-cash lease expense	276	247
Remeasurement and foreign currency transaction loss	229	6
Provision (benefit) for doubtful accounts	(6)	10
Provision for write-down of inventories	(82)	19
Share-based compensation	2,920	3,575
Issuance of common stock to directors in lieu of directors’ fees	—	107
Changes in operating assets and liabilities:
Trade and other receivables	144	(365)
BARDA receivables	(84)	267
Prepaids and other current assets	177	65
Inventory	(1,077)	(164)
Operating lease liability	(268)	(230)
Other long-term assets	(151)	39
Accounts payable and accrued expenses	(1,700)	175
Accrued wages and fringe benefits	1,474	918
Other current liabilities	94	(297)
Contract liabilities	161	—
Other long-term liabilities	—	(2)

Net cash used in operations	(13,388)	(9,534)
Cash flows from investing activities:
Cash paid for plant and equipment	(472)	(128)
Cash paid for patent filing fees	(163)	(118)

Net cash used in investing activities	(635)	(246)
Cash flow from financing activities:
Proceeds from direct placement of common stock	—	81,701
Issuance cost associated with direct placement	—	(5,077)
Principal repayment of finance lease	(10)	(32)
Proceeds from exercise of stock options	1	248

Net cash provided/(used) in financing activities	(9)	76,840
Effect of foreign exchange rate on cash and restricted cash	158	26
Net increase (decrease) in cash and restricted cash	(13,874)	67,086

Cash and restricted cash at beginning of the period	73,840	20,374

Cash and restricted cash end of the period	$59,966	$87,460

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$42	$—
Cash paid for Interest	$2	$10
Plant and equipment purchases not yet paid	$60	$51

The accompanying notes form part of the unaudited consolidated financial statements.

AVITA MEDICAL, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. The Company

Nature of the Business

The AVITA group of companies (comprising AVITA Medical, Inc. (“AVITA” or the “Company”) and its subsidiaries, including AVITA Medical Pty Limited, previously known as AVITA Medical Limited, (“AVITA Medical”)) (collectively, “AVITA Group” or “we”, “us”, or “our”) is a commercial-stage regenerative tissue company focused on the treatment of burns, trauma and other acute injuries, together with skin defects like vitiligo. The Company’s lead product is the RECELL® System, a device that enables healthcare professionals to produce a suspension of Spray-On Skin™ Cells using a small sample of the patient’s own skin. In September 2018, the United States Food & Drug Administration (“FDA”) granted premarket approval (“PMA”) to the RECELL System for use in the treatment of acute thermal burns in patients eighteen years and older. Following receipt of our PMA, we commenced commercializing the RECELL System in January 2019 in the United States. In addition, the FDA has granted the Company three Investigational Device Exemptions (“IDEs”) studies which have enabled the Company to initiate pivotal clinical investigational studies to seek expanded FDA (supplementary) PMA of the RECELL System for each of soft tissue reconstruction, pediatric scalds, and vitiligo. Enrollment of those clinical studies is ongoing and, if successful, those studies would enable the Company to commence commercializing the RECELL System in the United States in each of those indications.

Effective December 2, 2020 (United States time), AVITA Therapeutics, Inc., changed its corporate name to AVITA Medical, Inc. after successfully filing a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of the State of Delaware. The Company’s change of name was registered with the Australian Securities and Investments Commission effective as from 6 January 2021. The Company’s common stock continues to trade on The NASDAQ Stock Exchange LLC (“NASDAQ”) under the symbol “RCEL” and its CHESS Depositary Interests (“CDIs”) continue to trade on the Australian Securities Exchange (“ASX”) under the ticker symbol, “AVH”.

In March 2020, the World Health Organization declared the outbreak of a novel strain of the coronavirus (“COVID-19”) a pandemic. COVID-19 is having, and will likely continue to have, an adverse effect on the Company’s business, results of operations, financial condition, and cash flows, and its future impacts remain highly uncertain and unpredictable. The Company has considered the disruptions caused by COVID-19, including lower than forecasted sales, delays to the speed of enrollment in the Company’s clinical trials that may, if successful, support commercial approval and new revenues in additional markets, and macroeconomic factors, that may impact its estimates. The Company has assessed the potential impact of COVID-19 on certain accounting matters including, but not limited to, the allowance for doubtful accounts, inventory reserves and return reserves, as of December 31, 2020 and through the date of this report. During the three months and six months ended December 31, 2020, COVID-19 had minor effects on the Company’s operations and financial position and cash flows. With respect to future operating results, it is not possible at this time to predict, with any degree of precision, the effects of COVID-19. Consequently, actual results for accounting estimates and assumptions, particularly those relating to the recoverability of certain intangible assets and estimates of expected credit losses on accounts receivable could differ from these estimates.

Redomiciliation

On June 29, 2020, the Company, a newly formed Delaware corporation, acquired all of the issued share capital of AVITA Medical, a then public company incorporated under the laws of the Commonwealth of Australia and former parent company of the AVITA Group. The acquisition was completed pursuant to a scheme of arrangement under Australian law and was approved by the Federal Court of Australia on June 22, 2020, and by shareholders of AVITA Medical on June 15, 2020 (the “Redomiciliation”). Under the Redomiciliation, all of the issued and outstanding ordinary shares of AVITA Medical, including those ordinary shares held in the form of American Depositary Shares (“ADSs”), were exchanged for newly issued shares of common stock of the AVITA Medical, Inc. or CHESS Depositary Interests (“CDIs”). This exchange was conducted on the basis of one share of common stock of AVITA Medical, Inc. for every 100 ordinary shares of AVITA Medical, effecting an ‘implicit consolidation’ or ‘reverse split’. The holders of ordinary shares of AVITA Medical received one CDI for every 20 ordinary shares held in AVITA Medical, and the holders of AVITA Medical ADSs (each of which previously represented 20 ordinary shares in AVITA Medical) received one share of common stock in AVITA Medical, Inc. for every five ADSs held. The common stock of AVITA Medical, Inc. began trading on The NASDAQ Stock Exchange LLC (“NASDAQ”) upon market open on July 1, 2020 under the same ticker code, “RCEL” as AVITA Medical’s ADSs were traded under prior to the Redomiciliation.

As part of the exchange of shares under the Redomiciliation, a reverse split was also simultaneously implemented such that the number of shares of common stock on issue in AVITA Medical, Inc. (as set out in the consolidated financial statements) is less than the number of ordinary shares in AVITA Medical that was previously set out in the consolidated financial statements of AVITA Medical.

The Redomiciliation resulted in the domicile of the AVITA Group moving from Australia to the United States of America, with AVITA Medical, Inc. becoming the ultimate parent company of the AVITA Group. In addition, the existing listing of AVITA Medical ordinary shares on the Australian Securities Exchange (“ASX”) (as its primary listing) and AVITA Medical ADSs on NASDAQ (as its secondary listing) was inverted and replaced with a new listing of AVITA Medical, Inc. common stock on NASDAQ (as its primary listing) under the existing ticker symbol, “RCEL” and AVITA Medical, Inc. CDIs on the ASX (as its secondary listing) under the existing ticker symbol, AVH. Five CDIs traded on ASX are equivalent to one share of common stock traded on NASDAQ.

As a result of the Redomiciliation, the reporting currency of the AVITA Group has changed from the Australian dollar to the U.S. dollar. In accordance with SEC regulation, S-X Rule 320 (e), the impact of the change in the reporting currency was included in a component of other comprehensive income (loss).

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2020 filed with the SEC on August 27, 2020 (the “Annual Report”).

There have been no changes to the Company’s significant accounting policies as described in the annual report on Form 10-K that have had a material impact on the Company’s consolidated financial statements. See the summary of the Company’s significant accounting policies set forth in the notes to its consolidated financial statements included in the Annual Report.

Reclassification

Certain amounts in the prior period Consolidated Statement of Operations have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported operating expense, loss before taxes, net loss and earnings per share.

After the issuance of the consolidated financial statements for the year ended June 30, 2020, and the quarter ended September 30, 2020, the Company concluded that the presentation of share-based compensation should be reclassified to the functional expense line items consistent with cash compensation in accordance with SAB Topic 14. The Company has determined that such change in presentation of prior period amounts in the Statement of Operations is not material to the consolidated financial statements.

The Company reclassified share-based compensation expense of $2.9 million for the three months ended December 31, 2019 to sales and marketing expense of $234,000, general and administrative expense of $2.5 million and research and development expenses of $120,000. For the six months ended December 31, 2019, the Company reclassified share-based compensation of $3.6 million to sales and marketing expense of $370,000, general and administrative expense of $2.9 million and research and development expenses of $305,000.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. As a result of the Redomiciliation, the parent company of the AVITA Group changed from AVITA Medical to AVITA Medical, Inc. All intercompany transactions and balances have been eliminated on consolidation.

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

Foreign Currency Translation and Foreign Currency Transactions

The financial position and results of operations of the Company’s operating non-U.S. subsidiaries are generally determined using the respective local currency as the functional currency of that subsidiary. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive gain (loss) in shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in general and administrative expenses and were $77,000 and $114,000 for the three and six months ended December 31, 2020, respectively. For the three and six months ended December 31, 2019 amounts were not significant. The Company’s non-operating subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, nonmonetary assets and liabilities at historical rates. Gains and losses resulting from these remeasurements and foreign currency transactions are included in general and administrative expenses and were a gain of $21,000 and a loss of $115,000 for the three and six months ended December 31, 2020, respectively. For the three and six months ended December 31, 2019 amounts were not significant.

Revenue Recognition

Revenues are recognized as control of the product is transferred to customers, at an amount that reflects the consideration expected to be received in exchange for the product. Revenues are recognized net of volume discounts. As such, revenue is recognized only to the extent a significant reversal of revenues is not expected to occur in subsequent periods. Effective July 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective method applicable to all contracts that were not completed at the date of initial application. This update outlined a comprehensive new revenue recognition model designed to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also required additional qualitative disclosures, refer to Note 12 – Revenues for further information. For the Company’s contracts that have an original duration of one year or less, the Company used the practical expedient applicable to such contracts and does not consider the time value of money. Further, because of the short duration of these contracts, the Company has not disclosed the transaction price for the remaining performance obligations as of each reporting period or when the Company expects to recognize this revenue. The Company has further applied the practical expedient to exclude sales tax in the transaction price and expense contract fulfilment costs such as commissions and shipping and handling expenses as incurred.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, and trade and other receivables. As of December 31, 2020, and June 30, 2020, substantially all of the Company’s cash was deposited in accounts at financial institutions, and amounts exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institutions in which its cash is held.

As of December 31, 2020 and June 30, 2020, no single customer accounted for more than 10% of net accounts receivable. For the three months and six months ended December 31, 2020, no single customer accounted for more than 10% of total revenues. For the three months ended December 31, 2019, no single customer accounted for more than 10% of total revenues. For the six months ended December 31, 2019, one customer accounted for approximately 11% of total revenues.

Restricted Cash

Pursuant to a contractual agreement with American Express to maintain the business credit card, the Company must maintain restricted cash deposits which amounted to approximately $201,000 and $201,000 as of December 31, 2020 and June 30, 2020, respectively.

BARDA Income and Receivables

The AVITA Group was awarded a Biomedical Advance Research and Development Authority (“BARDA”) contract in September 2015. Under this arrangement BARDA supported the Company’s research and development for the Company’s product, including the ongoing U.S. clinical regulatory program targeted towards PMA, our compassionate use program, clinical and health economics research. The BARDA contract supports the Company’s ongoing Pediatric Scalds clinical trial.

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

At contract inception, the Company determines whether the contract is a lease or contains a lease. A contract contains a lease if the Company is both able to identify an asset and can conclude it has the right to control the identified asset for a period of time. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheet.

The Company has operating leases for corporate office space, manufacturing and warehouse facility. The Company has finance leases for equipment and furniture. The Company’s leases have remaining lease terms of less than one year to five years, some of which include options to renew the lease. Approximately $2,000 and $11,000 in finance leases was included in Other current liabilities as of December 31, 2020 and June 30, 2020, respectively.

During November 2020, the Company remeasured the lease liability for an office lease due to a change in the lease term. As a result of the remeasurement of the lease liability, there was a reduction of approximately $563,000 to the operating lease ROU assets and operating lease liabilities. There was no impact on earnings as a result of the modification. In addition to the modification for the office lease, the Company entered into a new lease in November 2020 for additional warehouse space. The new lease resulted in an increase of $236,000 to the operating lease ROU assets and operating lease liabilities.

ROU assets represent the Company’s right to control an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate (“IBR”) based on the information available at commencement date or modification date in determining the discount rate used to present value lease payments. The Company used the IBR on July 1, 2019 for its operating leases that commenced on or prior to that date. For leases that were modified and entered into in the current period, the Company used the IBR in effect on the commencement date or modification date. In determining the IBR, the Company considered its credit rating and current market interest rates. The IBR used approximates the interest that the Company would be required to pay for a collateralized loan over a similar term. Additionally, the Company used the portfolio approach when applying the discount rate selected based on the dollar amount and term of the obligation. Certain leases for equipment and furniture contain bargain purchase options and are classified as finance leases. The Company’s leases typically do not include any residual value guarantees or asset retirement obligations.

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

The following table sets forth the Company’s operating lease expense which are included in general and administrative expenses in the consolidated statements of operations (in thousands):

	Three Months ended December 31,		Six Months ended December 31,
	2020	2019	2020	2019
Operating lease cost	$184	$360	$175	$351
Variable lease cost	12	24	12	23

Total lease cost	$196	$384	$187	$374

Supplemental cash flow information related to operating leases for the six months ended December 31, 2020 and 2019 was as follows (in thousands):

	Six Months ended December 31, 2020	Six Months ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$352	$334

Supplemental balance sheet information, as of December 31, 2020 and June 30, 2020 related to operating leases was as follows (in thousands):

	As of December 31, 2020	As of June 30, 2020
Reported as:
Operating lease right-of-use assets	$1,795	$2,347

Total right-of-use assets	$1,795	$2,347

Other current liabilities:
Operating lease liabilities, short-term	$667	$533
Operating lease liabilities, long term	1,239	1,917

Total operating lease liabilities	$1,906	$2,450

Operating lease weighted average remaining lease term (years)	3.05	3.91
Operating lease weighted average discount rate	6.62%	7.50%

As of December 31, 2020, maturities of the Company’s operating lease liabilities are as follows (in thousands):

Operating Leases
Remaining 2021	$383
2022	784
2023	428
2024	413
2025 and thereafter	105

Total lease payments	$2,113
Less imputed interest	(207)

Total operating lease liabilities	$1,906

As of December 31, 2020, there were no leases entered into that had not yet commenced.

5. Inventory

The composition of inventory is as follows (in thousands):

	December 31, 2020	June 30, 2020
Raw materials	$1,139	$947
Work in process inventory	653	—
Finished goods	497	178

Total inventory	$2,289	$1,125

The Company has reduced the carrying value of its inventories to reflect the net realizable value. Charges for estimated excess and obsolescence are recorded in cost of sales in the consolidated statements of operations. Inventory impairments recognized in cost of sales are a result of expired product and were $12,000 and $55,000 for the three months and six months ended December 31, 2020, respectively and $134,000 and $187,000 for the three and six months ended December 31, 2019, respectively.

6. Intangible Assets

The composition of intangible assets, net is as follows (in thousands):

		As of December 31, 2020			As of June 30, 2020
	Weighted Average Life	Gross Amount	Accumulated Amortization	Net Carry Amount	Gross Amount	Accumulated Amortization	Net Carry Amount
Patent 1	3	$258	$(142)	$116	$235	$(101)	$134
Patent 2	14	106	(11)	95	74	(9)	65
Patent 3	15	141	(13)	128	125	(9)	116
Patent 5	20	46	(2)	44	26	—	26
Trademarks	Indefinite	37	—	37	23	—	23

Total intangible assets		$588	$(168)	$420	$483	$(119)	$364

During the three and six months ended December 31, 2020 and 2019, the Company did not identify any events or changes in circumstances that indicated the carrying value of its intangibles may not be recoverable. As such, there was no impairment of intangibles assets recognized for the three and six months ended December 31, 2020 and 2019. Amortization expense of intangibles included in the consolidated statements of operations was $26,000 and $49,000 for the three and six months ended December 31, 2020, respectively and $0 and $10,000 for the three and six months ended December 31, 2019, respectively.

The Company expects the future amortization of amortizable intangible assets held at December 31, 2020 to be (in thousands):

Estimated Amortization Expense
Remainder of 2021	$55
2022	79
2023	22
2024	22
2025	22
2026 and thereafter	183

Total	$383

7. Plant and Equipment

The composition of property, plant and equipment, net is as follows (in thousands):

	Useful Lives	As of December 31, 2020	As of June 30, 2020
Computer equipment	3 years	$849	$802
Computer software	3 years	514	369
Construction in progress		276	138
Furniture and fixtures	7 years	427	425
Laboratory equipment	5 years	255	194
Leasehold improvements	Lesser of life or lease term	242	216
RECELL Moulds	5 years	130	100
Less: accumulated amortization and depreciation		(1,205)	(881)

Total property, plant and equipment, net		$1,488	$1,363

Depreciation expense related to plant and equipment for the three months ended December 31, 2020 and 2019 was $135,000 and $88,000, respectively. Depreciation expense for the six months ended December 31, 2020 and 2019, was $324,000 and $154,000 respectively.

8. Prepaids and Other Current Assets

Prepaids and other current assets consisted of the following (in thousands):

	As of December 31, 2020	As of June 30, 2020
Prepaid expenses	$637	$792
Lease deposits	2	123
Other receivables	50	75
Contract assets	125	0

Total prepaids and other current assets	$814	$990

Prepaid expenses primarily consist of prepaid benefits and insurance. For information regarding contract assets refer to Note 12.

9. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. Long-lived assets were primarily located in the United States as of December 31, 2020 and June 30, 2020 with an insignificant amount located in Australia and the United Kingdom. Revenue by region for the three and six months ended December 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Revenue:
United States	$5,020	$3,099	$9,990	$6,229
Foreign:
Australia	53	125	133	171
United Kingdom	30	35	40	109

Total	$5,103	$3,259	$10,163	$6,509

10. Contingencies

The Company is subject to certain contingencies arising in the ordinary course of business. The Company records accruals for these contingencies to the extent that a loss is both probable and reasonably estimable. If some amount within a range of loss appears to be a better estimate than any other amount within the range, that amount is accrued. Alternatively, when no amount within a range of loss appears to be a better estimate than any other amount, the lowest amount in the range is accrued. The Company expenses legal costs associated with loss contingencies as incurred. As of December 31, 2020 and June 30, 2020, the Company did not have any outstanding or threatened litigation that would have a material impact to the financial statements.

11. Common and Preferred Stock

On June 29, 2020, a statutory scheme of arrangement under Australian law to effect a redomiciliation of the AVITA Group from Australia to the United States of America was implemented (the “Scheme”). The Scheme was approved by shareholders on June 15, 2020 and approved by the Federal Court of Australia on June 22, 2020.

Pursuant to the Scheme, all ordinary shares in AVITA Medical, the former parent company of the AVITA Group, were exchanged for shares of common stock in AVITA Medical, Inc., which at the time was named AVITA Therapeutics, Inc. As a result, AVITA Medical, Inc. became the sole shareholder of AVITA Medical and the new parent company of the AVITA Group. In conjunction with the Scheme, an implicit reverse split on a 1 for 100 basis was implemented whereby shareholders of AVITA Medical received one share of common stock in AVITA Medical, Inc. for every 100 ordinary shares held in AVITA Medical. AVITA Therapeutics, Inc. changed its name to AVITA Medical, Inc. in December 2020.

Under the Scheme, eligible shareholders in AVITA Medical received consideration in the form of:

•	five CDIs in AVITA Medical, Inc. for every 100 ordinary shares in AVITA Medical that were held by them; or

•	one share of common stock in AVITA Medical, Inc. for every 5 ADSs in AVITA Medical that were held by them.

The Company’s CDIs are quoted on the ASX under AVITA Medical’s existing ASX ticker code, “AVH”. The Company’s shares of common stock are quoted on NASDAQ under AVITA Medical’s existing NASDAQ ticker code, “RCEL”. One share of common stock on NASDAQ is equivalent to five CDIs on the ASX.

As a result of the ‘implicit consolidation’ that occurred under the Scheme, the number of shares of common stock on issue in the Company (as set out in the consolidated financial statements) is less than the number of ordinary shares in AVITA Medical that was previously set out in the consolidated financial statements of AVITA Medical. All common share amounts included in the consolidated financial statements have been retroactively reduced by a factor of one hundred and all per share amounts have been increased by a factor or one hundred, with the exception of the Company’s common stock par value.

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. As of December 31, 2020, and June 30, 2020, 21,625,058 and 21,467,912 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

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

Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance for which the Company does not have the right to payment. As of December 31, 2020, and June 30, 2020, the Company had $125,000 and $0 in contract assets, respectively.

Contract liabilities are recorded when the Company receives payment prior to satisfying its obligation to transfer goods to a customer. The Company had $596,000 and $435,000 of contract liabilities as of December 31, 2020 and June 30, 2020, respectively. For the three months ended December 31, 2020 and 2019, revenue recognized from amounts included in the beginning balance of contract liabilities was not significant.

Remaining Performance Obligations

Revenues from remaining performance obligations are calculated as the dollar value of the remaining performance obligations on executed contracts. The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) pursuant to the Company’s existing customer agreements is $9.6 million as of December 31, 2020. The majority of which relates to our July 13, 2020 contract with BARDA for the purchase, delivery and storage of RECELL Systems under the Strategic National Stockpile (“SNS”) for a period of three years for use in a mass casualty or other emergency situation.

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

During November 2020, the Company, pursuant to Rule 416 under the Securities Act of 1933, filed a registration statement on form S-8 to register a total of 1,750,000 shares of common stock which may be issued pursuant to the terms of the Avita Medical, Inc. 2020 Omnibus Incentive Plan.

Share-Based Payment Expenses

Share-based payment transactions are recognized as compensation cost based on the fair value of the instrument on the date of grant. For shares granted under the 2020 Omnibus Incentive Plan, the Company uses the Black Scholes option valuation model to estimate the grant date fair value of employee stock options. For the shares granted under the 2016 Plan the Company used the Binomial valuation model to estimate the grant date fair value of the stock options.

During the three months ended December 31, 2020 the Company recorded a net reduction of $346,000 to share-based compensation expense. For the six months ended December 31, 2020, the Company recorded $2.9 million in compensation expense. For the three and six months ended December 31, 2019, the Company recorded $2.9 million and $3.5 million, respectively. No income tax benefit was recognized in the consolidated statements of comprehensive loss for share-based payment arrangements for the three and six months ended December 31, 2020 and 2019.

The Company has included share-based compensation expense as part of operating expenses in the accompanying Consolidated Statements of Operations as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Sales and marketing expenses	294	234	624	370
General and administrative expenses	(774)	2,549	1,992	2,900
Research and development expenses	134	120	304	305

Total	(346)	2,903	2,920	3,575

A summary of stock option activity under the employees share option plan arrangement as of December 31, 2020 and changes during the period then ended is presented below:

	Service Only Stock Options	Performance Based Stock Options	Total Stock Options
Outstanding at June 30, 2020	904,353	356,171	1,260,524
Exercised	(5,309)	—	(5,309)
Expired	(3,565)	(2)	(3,567)
Forfeited	(74,878)	(22,500)	(97,378)

Outstanding at December 31, 2020	820,601	333,669	1,154,270

Exercisable at December 31, 2020	384,256	298,897	683,153

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

A summary of the Company’s unvested shares activity as of and for the six months ended December 31, 2020, is presented below:

	Service Condition RSU	Performance Conditions RSU	Total RSU
Unvested RSUs outstanding at June 30, 2020	95,013	244,346	339,359
Granted	—	5,000	5,000
Vested	—	(151,837)	(151,837)
Forfeited	—	(45,002)	(45,002)

Unvested RSUs outstanding at December 31, 2020	95,013	52,507	147,520

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

The Company has not identified any uncertain tax positions as of December 31, 2020 or June 30, 2020.

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

15. Net Loss per Share

The following is a reconciliation of the basic and diluted loss per share computations:

	Three months ended December 31,		Six months ended December 31,
	(in thousands, except per share data)
	2020	2019	2020	2019
Net Loss	$5,641	$10,502	$15,868	$14,068
Weighted-average common shares - outstanding, basic	21,624	19,878	21,564	19,299
Weighted-average common shares - outstanding, diluted	21,624	19,878	21,564	19,299

Net loss per common share, basic	$0.26	$0.53	$0.74	$0.73

Net loss per common share, diluted	$0.26	$0.53	$0.74	$0.73

The Company’s basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the relevant period. For the purposes of the calculation of diluted net loss per share options to purchase common stock, restricted stock units and unvested shares of common stock issued upon the early exercise of stock options have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. Because the Company has reported a net loss for the three and six months ended December 31, 2020 and 2019, diluted net loss per common share is the same as the basic net loss per share for those periods.

The loss per share incorporates the impact of the reverse stock split that was effectuated in conjunction with the Redomicilation. In accordance with ASC 260, the impact of the reverse stock split was retrospectively applied for all periods presented.

16. Retirement Plans

The Company offers a 401(k)-retirement savings plan (the “401(k) Plan”) for its employees, including its executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code of 1986, as amended, allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. The Company matches contributions to the 401(k) Plan based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. The Company will match up to 6% of an employee’s compensation that the employee contributes to his or her 401(k) Plan account. Total Company matching contributions to the 401(k) Plan were $145,000 and $138,000 in the three months ended December 31, 2020 and 2019, respectively and $310,000 and $293,000 for the six months ended December 31, 2020 and 2019, respectively.

17. Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

The AVITA group of companies (comprising AVITA Medical, Inc. (“AVITA” or the “Company”) and its subsidiaries, including AVITA Medical Pty Limited (“AVITA Medical”)) (collectively, “AVITA Group” or “we”, “us”, or “our”) is a regenerative medicine group with a technology platform positioned to address unmet medical needs in burn injuries, trauma and other acute injuries, together with skin defects like vitiligo. Our patented and proprietary platform technology provides innovative treatment solutions derived from the regenerative properties of a patient’s own skin. Our medical device works by preparing Spray-On Skin™ Cells, an autologous cellular suspension comprised of the patient’s skin cells, which is then sprayed on the patient in order to regenerate natural healthy epidermis.

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

The RECELL System is Therapeutic Goods Administration (“TGA”) registered in Australia cleared for use in the treatment of burns, acute wounds, scars and repigmentation (vitiligo). In Europe, the RECELL System received CE-mark approval for the treatment of burns, chronic wounds, scars and vitiligo. Presently, we are not actively marketing the RECELL System internationally and therefore do not derive meaningful revenue from the RECELL System in these markets.

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

Corporate History

AVITA Therapeutics, Inc. (now AVITA Medical, Inc), a Delaware corporation, was originally formed in April 2020. The former parent company of the AVITA Group, AVITA Medical Pty Limited (“AVITA Medical”) was formed under the laws of the Commonwealth of Australia in December of 1992 and has operated as AVITA Medical since 2008. AVITA Medical’s ordinary shares originally began trading in Australia on the ASX on August 9, 1993. AVITA Medical’s ordinary shares, in the form of American Depositary Shares (“ADSs”), began trading on the NASDAQ Stock Market LLC (“NASDAQ”) on October 1, 2019 under the ticker symbol “RCEL”.

On June 29, 2020, a statutory scheme of arrangement was implemented under Australian law to change the domicile of the AVITA Group from Australia to the U.S. Under the scheme of arrangement, AVITA Therapeutics became the new parent company of the AVITA Group, and all ordinary shares in AVITA Medical (including ordinary shares represented by ADSs) held by securityholders were exchanged for shares of common stock or CHESS Depositary Interests (“CDIs”). As a result, the existing listing of AVITA Medical Ltd. on the ASX (as its primary listing) and on NASDAQ (as its secondary listing) was inverted and replaced with a new listing of AVITA Therapeutics on NASDAQ (as its primary listing) under the existing ticker symbol, “RCEL”, and on the ASX (as its secondary listing) under the existing ticker symbol, “AVH”. AVITA Therapeutics’ shares of common stock trade on NASDAQ and its CDIs trade on ASX (with five CDIs trading on ASX representing one share of common stock on NASDAQ). On December 2, 2020, AVITA Therapeutics, Inc., changed its corporate name to AVITA Medical, Inc. after filing a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware. The Company’s change of name was registered with the Australian Securities and Investments Commission effective as from 6 January 2021. The Company’s common stock continues to trade on NASDAQ under the symbol “RCEL” and the Company’s CDIs continue to trade on the ASX under the ticker symbol “AVH”.

COVID-19 Business Update and Risks Associated with COVID-19

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

Moreover, beginning in March 2020, access to hospitals and other customer sites was restricted to essential personnel, which has negatively impacted our ability to promote the use of the RECELL System with physicians, and to enroll our clinical studies. In addition, some hospitals and other burn centers suspended the treatment of burn patients or re-distributed those patients to other treatment facilities and, together with a general reduction in broader economic activity (e.g., reduced travel, reduced mobility, suspension of certain business operations, etc.), this resulted in a reduction in the volume of burn procedures using the RECELL System in the immediate period following the implementation of those protective measures. In addition, more recently we have experienced periodic enrollment cessation due to COVID-19 as well as having individuals excluded because they have contracted COVID-19.

Approximately 50% of the Company’s revenues come from twenty accounts with physicians and hospitals. These accounts as well are susceptible to the effects of COVID-19 and COVID-19 restrictions. To the extent that COVID-19 or other factors cause such physicians or hospitals to be unable to treat patients or delay the treatment of patients using the RECELL System in a particular quarter, or make patients unavailable because of COVID-19, our revenues could be negatively effected.

We are continuing to monitor the impact of the COVID-19 pandemic on our employees and customers and on the markets in which we operate and will take further actions that we consider prudent to address the COVID-19 pandemic, including reducing spending, while ensuring that we can support our customers and continue to develop our products. The ultimate extent of the impact of the COVID-19 pandemic on us remains highly uncertain and will depend on future developments and factors that continue to evolve. These factors, among others include the widespread vaccination of populations, especially in the U.S. and improvements in treatments and therapeutics for those with COVID-19, which are outside of our control, and could exist for an extended period of time even after the pandemic might end. Quarantines, shelter-in-place and similar government orders have also impacted and may continue to impact, our third-party manufacturers and suppliers, and could in turn adversely impact the availability or cost of materials, which could disrupt our supply chain.

Results of Operations for the three months ended December 31, 2020 compared to the three months ended December 31, 2019.

The table below summarizes the results of our continuing operations for each of the periods presented (in thousands).

	Three months ended. December 31,
	2020	2019	$ Change	% Change
Revenues	$5,103	$3,259	$1,844	57%
Cost of sales	821	846	(25)	-3%

Gross profit	4,282	2,413	1,869	77%

BARDA income	449	386	63	16%
Operating expenses:
Sales and marketing expenses	3,600	3,972	(372)	-9%
General and administrative expenses	3,401	7,107	(3,706)	-52%
Research and development expenses	3,361	2,312	1,049	45%

Total operating expenses	10,362	13,391	(3,029)	-23%

Operating loss	(5,631)	(10,592)	4,961	-47%
Interest expense	3	9	(6)	-67%
Other income/(expense)	4	99	(95)	-96%

Loss before income taxes	(5,630)	(10,502)	4,872	-46%
Income tax expense	11	—	11	100%

Net loss	$(5,641)	$(10,502)	$4,861	-46%

Revenue of the RECELL System totaled $5.1 million for the three months ended December 31, 2020, an increase of $1.8 million or 57% over the $3.3 million reported for the three months ended December 31, 2019. Consistent with the prior year, the current quarter increase in sales occurred in the United States as a result of the September 2018 FDA approval and commencement of the U.S. national market launch of the RECELL System in January 2019. Gross margin for the three months ended December 31, 2020 was 84% compared to 74% for the same period in 2019, driven largely by the extension of the product’s shelf-life along with lower shipping costs and increased production at our Ventura facility.

BARDA income consisted of funding from the Biomedical Advanced Research and Development Authority (“BARDA”), under the Assistant Secretary for Preparedness and Response, within the U.S. Department of Health and Human Services, under ongoing USG Contract No. HHSO100201500028C. Under the BARDA grant, income of $449,000 was recognized during the three months ended December 31, 2020 compared to income of $386,000 for the three months ended December 31, 2019. BARDA income increased as a result of associated pivotal trials for treatment of pediatric scald injuries.

Operating costs for the three months ended December 31, 2020 totaled $10.4 million, a $3.0 million or 23% decrease as compared to the $13.4 million incurred during the three months ended December 31, 2019. Sales and marketing expenses for the three months ended December 31, 2020 totaled $3.6 million a decrease of $372,000 or 9% as compared to the $4.0 million for the three months ended December 31, 2019. The decrease in sales and marketing expenses is primarily due to lower travel expenses and conferences due to COVID-19 related to travel restrictions and higher costs incurred in the prior year associated with the product launch. General and administrative expenses totaled $3.4 million for the three months ended December 31, 2020, a decrease of $3.7 million or 52% as compared to the $7.1 million recognized during the three months ended December 31, 2019. The decrease was primarily related to a decrease in travel expenses due to COVID-19 travel restrictions , a decrease in legal costs and a decrease to share-based compensation due to the reversal of previously recognized expense for unvested awards related to the resignation of an executive officer in the current quarter. Research and development expenses for the three months ended December 31, 2020 totaled $3.4 million, an increase of $1.0 million or 45% over the $2.3 million recognized during the three months ended December 31, 2019. The increase was primarily attributed to ramping up clinical trials for treatment of vitiligo and pediatric scald injuries and other research and development costs associated with furthering the Company’s pipeline.

Net loss for the three months ended December 31, 2020 was $5.6 million, a decrease of $4.9 million or 46% compared to the loss of $10.5 million recognized during the three months ended December 31, 2019. The decrease in net loss was driven by the lower operating costs described above, partially offset by the higher revenue during the three months ended December 31, 2020.

Results of Operations for the six months ended December 31, 2020 compared to the six months ended December 31, 2019.

The table below summarizes the results of our continuing operations for each of the periods presented (in thousands).

	Six Months ended December 31,
	2020	2019	$ Change	% Change
Revenues	$10,163	$6,509	$3,654	56%
Cost of sales	1,750	1,465	285	19%

Gross profit	8,413	5,044	3,369	67%

BARDA income	1,045	2,437	(1,392)	-57%
Operating expenses:
Sales and marketing expenses	6,865	7,071	(206)	-3%
General and administrative expenses	11,703	10,529	1,174	11%
Research and development expenses	6,735	4,131	2,604	63%

Total operating expenses	25,303	21,731	3,572	16%

Operating loss	(15,845)	(14,250)	(1,595)	11%
Interest expense	10	20	(10)	-50%
Other income/(expense)	8	202	(194)	-96%

Loss before income taxes	(15,847)	(14,068)	(1,779)	13%
Income tax expense	21	—	21	100%

Net loss	$(15,868)	$(14,068)	$(1,800)	13%

Revenue of the RECELL System totaled $10.2 million for the six months ended December 31, 2020, an increase of $3.7 million or 56% over the $6.5 million reported for the six months ended December 31, 2019. Consistent with the prior year, the increase in sales occurred in the United States as a result of the September 2018 FDA approval and commencement of the U.S. national market launch of the RECELL System in January 2019. Gross margin for the six months ended December 31, 2020 was 83% compared to 77% for the same period in 2019, driven largely by the extension of the product’s shelf-life along with lower shipping costs and increased production at our Ventura facility.

BARDA income consisted of funding from the Biomedical Advanced Research and Development Authority (“BARDA”), under the Assistant Secretary for Preparedness and Response, within the U.S. Department of Health and Human Services, under ongoing USG Contract No. HHSO100201500028C. Under the BARDA grant, income of $1.0 million was recognized during the six months ended December 31, 2020 compared to income of $2.4 million for the six months ended December 31, 2019. BARDA arrangement declined as a result of wind-down of certain activities associated with supporting the U.S. FDA approval of the RECELL System as well as the compassionate use and continued access programs and was partially offset by associated pivotal trials for treatment of pediatric scald injuries.

Operating costs for the six months ended December 31, 2020 totaled $25.3 million, a $3.6 million or 16% increase over the $21.7 million incurred during the six months ended December 31, 2019. Sales and marketing expenses for the six months ended December 31, 2020 totaled $6.9 million a decrease of $206,000 or 3% as compared to the $7.1 million for the six months ended December 31, 2019. The decrease in sales and marketing expenses is primarily due to lower travel and conferences expenses due to COVID-19 related to travel restrictions and higher costs incurred in the prior year associated with the product launch. General and administrative expenses totaled $11.7 million for the six months ended December 31, 2020, an increase of $1.2 million or 11% over the $10.5 million recognized during the six months ended December 31, 2019. The increase was driven by the Company’s status as a cross listed entity on NASDAQ and the ASX, one-time professional service costs with an executive employee, partially offset by lower travel expenses due to COVID-19 restrictions, a decrease in legal costs and a decrease to share-based compensation due to the reversal of previously recognized expense for unvested awards related to the resignation of an executive officer in the current quarter. Research and development expenses for the six months ended December 31, 2020 totaled $6.7 million, an increase of $2.6 million or 63% over the $4.1 million recognized during the six months ended December 31, 2019. The increase was primarily attributed to ramping up clinical trials for treatment of vitiligo and pediatric scald injuries and other research and development costs associated with furthering the Company’s pipeline.

Net loss for the six months ended December 31, 2020 was $15.9 million, an increase of $1.8 million or 13% over the $14.1 million recognized during the six months ended December 31, 2019. The increase in net loss was driven by the higher operating costs described above, partially offset by the higher revenue during the six months ended December 31, 2020. As a result of the U.S. national launch of the RECELL System in January 2019, and the expansion of research and development including multiple pivotal clinical studies seeking premarket approval from the FDA, operating expenses are expected to increase in future periods. These expenses are expected to be partially offset by increased commercial sales of the RECELL System.

Liquidity and Capital Resources

We expect to utilize cash reserves until U.S. sales of our products reach a level sufficient to fund ongoing operations for at least the next twelve months. The AVITA Group has historically funded its research and development activities, and more recently its substantial investment in sales and marketing activities, through raising capital by issuing securities, and it is expected that similar funding will be obtained to provide working capital if and when required. If the Company is unable to raise capital in the future, the Company may need to curtail expenditures by scaling back certain research and development or other programs.

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months ended December 31,
	2020	2019
Net cash used in operations	$(13,388)	$(9,534)
Net cash used in investing activities	(635)	(246)
Net cash provided/(used) in financing activities	(9)	76,840
Effect of foreign exchange rate on cash and restricted cash	158	26
Net increase (decrease) in cash and restricted cash	(13,874)	67,086
Cash and restricted cash at beginning of the period	73,840	20,374
Cash and restricted cash at end the period	59,966	87,460

Six Months Ended December 31, 2020, and 2019.

Net cash used in operating activities was $13.4 million and $9.5 million during the six months ended December 31, 2020 and 2019, respectively. The increase was primarily due to higher operating costs associated with the expansion of research and development activities, and the status of being a cross listed entity on NASDAQ.

Net cash used in investing activities was $635,000 and $246,000 during the six months ended December 31, 2020 and 2019, respectively. Cash flows used for investing activities was primarily attributable to payments for the purchase of a property and equipment.

Net cash provided by (used by) financing activities was $(9,000) and $76,840 for the six months ended December 31, 2020 and 2019, respectively, and related to principal repayment of a finance lease in the current year and proceeds from the private placement in the prior year.

Capital management.

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

For the three months ended December 31, 2020, there were no dividends paid and we have no plans to commence the payment of dividends. We have no committed plans to issue further shares on the market but will continue to assess market conditions and the Company’s cash flow requirements to ensure the Company is appropriately funded in order to pursue its various opportunities. There is no significant external borrowing at the reporting date. Neither the Company nor any of the subsidiaries are subject to externally imposed capital requirement.

Based on the foregoing, we believe that our existing and future resources and revenues generated from operations and current level of expenses from operations to be sufficient to satisfy our working capital requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined in the rules and regulations of the SEC) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material investors.

Commitments and Contractual Obligations

Our contractual obligations consist of operating leases as described in Footnote 4. During November 2020, the Company remeasured the lease liability for an office lease due to a change in the lease term. In addition to the modification for the office lease, the Company entered into a new lease in November 2020 for additional warehouse space.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash. We maintain cash in three financial institutions. Management believes that such financial institutions are financially sound and, accordingly, minimal credit risk exists. We perform periodic evaluations of the relative credit standing of these institutions.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of December 31, 2020, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

Our disclosure controls and procedures have been formulated to ensure (i) that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) that the information required to be disclosed by us is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal year 2021 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 situation on our internal controls to minimize any undesirable effect on control design and operating effectiveness.

Part II - Other Information

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	Risk Factors

Refer to “COVID-19 Business Update and Risks Associated with COVID-19” in Part 1 above.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

(a) The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibit No.	Description

3.1*	Amendment to Certificate of Incorporation

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	18 U.S.C. Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to Exhibit 3.1 to Form 8-K of the Registrant filed December 2, 2020

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 16, 2021	AVITA MEDICAL, INC.

		By:	/s/ Dr. Michael Perry
Dr. Michael Perry
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Sean Ekins
Sean Ekins
Sr. VP of Finance
(Interim Principal Financial and Accounting Officer)