Form 10-K/A
period 2020-06-30
AVITA Medical, Inc.
filed 2021-03-11
CIK 1762303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

i

EXPLANATORY NOTE

This amended report on Form 10-K/A (the “Amendment Filing”) amends the annual report on Form 10-K of Avita Medical, Inc. (formerly Avita Therapeutics, Inc.) (the “Registrant”) for the year ended June 30, 2020 initially filed with the Securities and Exchange Commission on August 27, 2020 (the “Original Filing”) for the purpose of updating the disclosure in Item 9.A, Controls and Procedures. Management’s Annual Report on Internal Controls over Financial Reporting contained in Item 9.A of the Original Filing inadvertently omitted a statement on whether or not internal control over financial reporting was effective as of June 30, 2020. This Amendment Filing corrects such omission.

This Amendment Filing also amends Item 15 of Part IV of the Form 10-K solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. Because no financial statements have been included in this Amendment Filing, paragraph 3 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment Filing. Except as expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update in any way any of the other items or disclosures contained in the Original Filing, including, without limitation, the consolidated financial statements and the related footnotes. Accordingly, this Amendment Filing should be read in conjunction with the Original Filing and the Registrant’s other filings with the SEC subsequent to the filing of the Original Filing.

PART II

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company, as this term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2020, based on the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2020.

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVITA Medical, Inc.
(Registrant)

Date: March 10, 2021	/s/ Dr. Michael Perry
Dr. Michael Perry
Chief Executive Officer (Principal Executive Officer)

Date: March 10, 2021	/s/ Sean Ekins
Sean Ekins
Sr. VP of Finance (Interim Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Dr. Michael Perry	Chief Executive Officer and Director	March 10, 2021
Dr. Michael Perry	(Principal Executive Officer)

/s/ Sean Ekins	Sr. VP of Finance	March 10, 2021
Sean Ekins	(Interim Principal Financial and Accounting Officer)

/s/ Lou Panaccio	Director	March 10, 2021
Lou Panaccio

Director
Jeremy Curnock Cook

/s/ Louis Drapeau	Director	March 10, 2021
Louis Drapeau

/s/ Suzanne Crowe	Director	March 10, 2021
Suzanne Crowe

4