Form 10-Q
period 2021-03-31
AVITA Medical, Inc.
filed 2021-05-13
CIK 1762303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

The number of shares of the registrant’s $0.0001 par value common stock outstanding as of May 3, 2021 was 24,842,883

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

PART I – Financial Information

Item 1. FINANCIAL STATEMENTS

AVITA MEDICAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	As of
	March 31, 2021	June 30, 2020
ASSETS
Cash	$114,879	$73,639
Accounts receivable, net	2,230	2,076
BARDA receivables	3,250	356
Prepaids and other current assets	1,357	990
Restricted cash	201	201
Inventory	1,794	1,125

Total current assets	123,711	78,387
Plant and equipment, net	1,643	1,363
Operating lease right-of-use assets	1,639	2,347
Intangible assets, net	463	364
Other long-term assets	631	1

Total assets	$128,087	$82,462

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$3,638	$4,333
Accrued wages and fringe benefits	2,472	2,816
Other current liabilities	956	560

Total current liabilities	7,066	7,709
Contract liabilities	999	435
Operating lease liabilities, long term	1,060	1,917
Other long-term liabilities	19	—

Total liabilities	9,144	10,061

Contingencies (Note 10)
Shareholders’ Equity:
Common stock, $0.0001 par value per share, 200,000,000 shares authorized, 24,842,883 and 21,467,912 shares issued and outstanding at March 31, 2021 and June 30, 2020, respectively	3	3
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2021 and June 30, 2020	—	—
Additional paid-in capital	327,447	259,165
Accumulated other comprehensive income	8,271	8,146
Accumulated deficit	(216,778)	(194,913)

Total shareholders’ equity	118,943	72,401

Total liabilities and shareholders’ equity	$128,087	$82,462

The accompanying notes form part of the unaudited consolidated financial statements.

AVITA MEDICAL, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2021	2020	2021	2020
Revenues	$8,765	$3,877	$18,928	$10,386
Cost of sales	(2,146)	(634)	(3,896)	(2,099)

Gross profit	6,619	3,243	15,032	8,287

BARDA income	570	1,008	1,615	3,445
Operating expenses:
Sales and marketing expenses(1)	(3,649)	(4,375)	(10,514)	(11,446)
General and administrative expenses(1)	(5,422)	(12,787)	(17,125)	(23,316)
Research and development expenses(1)	(4,109)	(2,495)	(10,844)	(6,626)

Total operating expenses	(13,180)	(19,657)	(38,483)	(41,388)

Operating loss	(5,991)	(15,406)	(21,836)	(29,656)
Interest expense	(3)	(5)	(13)	(25)
Other income	7	363	15	565

Loss before income taxes	(5,987)	(15,048)	(21,834)	(29,116)
Provision for income taxes	(10)	—	(31)	—

Net loss	$(5,997)	$(15,048)	$(21,865)	$(29,116)

Net loss per common share:
Basic	$(0.26)	$(0.71)	$(1.00)	$(1.46)
Diluted	$(0.26)	$(0.71)	$(1.00)	$(1.46)
Weighted-average common shares:
Basic	22,734,335	21,215,246	21,948,132	19,932,947
Diluted	22,734,335	21,215,246	21,948,132	19,932,947

(1)	Refer to Note 2 for information about a reclassification of share-based compensation expense

The accompanying notes form part of the unaudited consolidated financial statements.

AVITA MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2021	2020	2021	2020
Net loss	$(5,997)	$(15,048)	$(21,865)	$(29,116)
Foreign currency translation gain/(loss)	(18)	(154)	125	(110)

Comprehensive loss	$(6,015)	$(15,202)	$(21,740)	$(29,226)

The accompanying notes form part of the unaudited consolidated financial statements.

AVITA MEDICAL, INC.

Consolidated Statements of Shareholders’ Equity

(In thousands, except shares)

(Unaudited)

	Three Months Ended March 31, 2021
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2020	21,625,058	$3	$262,086	$8,289	$(210,781)	$59,597

Net loss	—	—	—	—	(5,997)	(5,997)
Issuance of common stock under direct placement	3,214,250	—	69,106	—	—	69,106
Issuance costs associated with direct placement	—	—	(5,109)	—	—	(5,109)
Share-based compensation	—	—	1,333	—	—	1,333
Exercise of stock options	3,575	—	31	—	—	31
Translation loss	—	—	—	(18)	—	(18)

Balance at March 31, 2021	24,842,883	$3	$327,447	$8,271	$(216,778)	$118,943

	Three Months Ended March 31, 2020
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2019	21,174,743	$3	$246,028	$8,228	$(166,951)	$87,308

Net loss	—	—	—	—	(15,048)	(15,048)
Share-based compensation	—	—	9,048	—	—	9,048
Vesting of restricted stock units	137,009	—	—	—	—	—
Exercise of stock options	12,190	—	69	—	—	69
Translation loss	—	—	—	(154)	—	(154)

Balance at March 31, 2020	21,323,942	$3	$255,145	$8,074	$(181,999)	$81,223

The accompanying notes form part of the unaudited consolidated financial statements.

	Nine Months Ended March 31, 2021
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2020	21,467,912	$3	$259,165	$8,146	$(194,913)	$72,401

Net loss	—	—	—	—	(21,865)	(21,865)
Issuance of common stock under direct placement	3,214,250	—	69,106	—	—	69,106
Issuance costs associated with direct placement	—	—	(5,109)	—	—	(5,109)
Share-based compensation	—	—	4,253	—	—	4,253
Vesting of restricted stock units	151,837	—	—	—	—	—
Exercise of stock options	8,884	—	32	—	—	32
Translation gain	—	—	—	125	—	125

Balance at March 31, 2021	24,842,883	$3	$327,447	$8,271	$(216,778)	$118,943

	Nine Months Ended March 31, 2020
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2019	18,712,996	$3	$165,473	$8,184	$(152,828)	$20,832

Net loss	—	—	—	—	(29,116)	(29,116)
Issuance of common stock under direct placement	2,033,898	—	81,702	—	—	81,702
Issuance costs associated with direct placement	—	—	(5,077)	—	—	(5,077)
Share-based compensation	—	—	12,623	—	—	12,623
Vesting of restricted stock units	498,120	—	—	—	—	—
Exercise of stock options	63,075	—	317	—	—	317
Issuance of common stock to director in lieu of directors’ fees	15,853	—	107	—	—	107
Beginning balance adjustment related to the adoption of ASC 842	—	—	—	—	(55)	(55)
Translation loss	—	—	—	(110)	—	(110)

Balance at March 31, 2020	21,323,942	$3	$255,145	$8,074	$(181,999)	$81,223

The accompanying notes form part of the unaudited consolidated financial statements.

AVITA Medical, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2021	2020
Cash flow from operating activities:
Net loss	$(21,865)	$(29,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	540	255
Share-based compensation	4,253	12,623
Non-cash lease expense	432	373
Loss on fixed asset disposal	—	218
Remeasurement and foreign currency transaction loss	237	6
Excess and obsolete inventory related charges	362	1
BARDA deferred costs	198	—
Contract cost amortization	50	—
Provision (benefit) for doubtful accounts	(8)	38
Issuance of common stock to directors in lieu of directors’ fees	—	107
Changes in operating assets and liabilities:
Trade and other receivables	(144)	(660)
BARDA receivables	(2,894)	(381)
Prepaids and other current assets	(367)	(875)
Inventory	(1,027)	(82)
Other long-term assets	(680)	40
Accounts payable and accrued expenses	(895)	275
Accrued wages and fringe benefits	(356)	82
Other current liabilities	79	623
Contract liabilities	564	—
Operating lease liability	(429)	(352)
Other long-term liabilities	—	(4)

Net cash used in operations	(21,950)	(16,829)
Cash flows from investing activities:
Cash paid for plant and equipment	(775)	(464)
Cash paid for patent filing fees	(198)	(183)

Net cash used in investing activities	(973)	(647)
Cash flow from financing activities:
Proceeds from direct placement of common stock	69,106	81,702
Issuance cost associated with direct placement	(5,109)	(5,077)
Principal repayment of finance lease	(11)	(37)
Proceeds from exercise of stock options	32	317

Net cash provided by financing activities	64,018	76,905
Effect of foreign exchange rate on cash and restricted cash	145	(42)

Net increase in cash and restricted cash	41,240	59,387
Cash and restricted cash at beginning of the period	73,840	20,374

Cash and restricted cash end of the period	$115,080	$79,761

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$42	$—
Cash paid for interest	$3	$12
Plant and equipment purchases not yet paid	$50	$5

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

In March 2020, the World Health Organization declared the outbreak of a novel strain of the coronavirus (“COVID-19”) a pandemic. COVID-19 is having, and will likely continue to have, an adverse effect on the Company’s business, results of operations, financial condition, and cash flows, and its future impacts remain highly uncertain and unpredictable. The Company has considered the disruptions caused by COVID-19, including lower than forecasted sales, delays to the speed of enrollment in the Company’s clinical trials that may, if successful, support commercial approval and new revenues in additional markets, and macroeconomic factors, that may impact its estimates. The Company has assessed the potential impact of COVID-19 on certain accounting matters including, but not limited to, the allowance for doubtful accounts, inventory reserves and return reserves, and impairment considerations for long-lived assets and intangibles, as of March 31, 2021 and through the date of this report. During the three months and nine months ended March 31, 2021, COVID-19 had minor effects on the Company’s operations and financial position and cash flows. With respect to future operating results, it is not possible at this time to predict, with any degree of precision, the effects of COVID-19. Consequently, actual results for accounting estimates and assumptions, particularly those relating to the recoverability of certain intangible assets and estimates of expected credit losses on accounts receivable could differ from these estimates.

Recent Developments

In July 2020, Biomedical Advanced Research and Development Authority (“BARDA”) initiated the procurement of the RECELL system valued at $7.6 million as part of the U.S. Department of Health and Human Services emergency response preparedness. As part of the contract the Company will deliver 5,614 RECELL system units to BARDA. Units procured by BARDA as part of the emergency response preparedness are maintained and stored by the Company under a vendor-managed inventory arrangement (“VMI”) during the term of the contract. In addition to procurement of the product, BARDA has expanded its awarded contract to provide supplemental funding of $1.6 million to support the emergency deployment of the RECELL system for use in mass casualty or other emergency situations. In February 2021, BARDA accepted the first delivery of the RECELL system. As of March 31, 2021 a total of 3,020 RECELL system units have been delivered and accepted by BARDA.

Effective December 2, 2020 (United States time), AVITA Therapeutics, Inc., changed its corporate name to AVITA Medical, Inc. after successfully filing a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of Delaware. The Company’s change of name was registered with the Australian Securities and Investments Commission effective as from January 6, 2021. The Company’s common stock continues to trade on The NASDAQ Stock Exchange LLC (“NASDAQ”) under the symbol “RCEL” and its CHESS Depositary Interests (“CDIs”) continue to trade on the Australian Securities Exchange (“ASX”) under the ticker symbol, “AVH”.

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

There have been no changes to the Company’s significant accounting policies as described in the annual report on Form 10-K that have had a material impact on the Company’s consolidated financial statements, except for the revenue recognition for the BARDA contract for the option to procure the RECELL system as described below. See the summary of the Company’s significant accounting policies set forth in the notes to its consolidated financial statements included in the Annual Report.

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

The Company reclassified share-based compensation expense of $9.0 million for the three months ended March 31, 2020 to sales and marketing expense of $213,000, general and administrative expense of $8.6 million and research and development expenses of $193,000. For the nine months ended March 31, 2020, the Company reclassified share-based compensation of $12.6 million to sales and marketing expense of $584,000, general and administrative expense of $11.5 million and research and development expenses of $497,000.

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

Foreign Currency Translation and Foreign Currency Transactions

The financial position and results of operations of the Company’s operating non-U.S. subsidiaries are generally determined using the respective local currency as the functional currency of that subsidiary. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive gain (loss) in shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in general and administrative expenses and were a gain of $8,000 and a loss of $106,000 for the three and nine months ended March 31, 2021, respectively. For the three and nine months ended March 31, 2020 amounts were not significant. The Company’s non-operating subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, nonmonetary assets and liabilities at historical rates. Gains and losses resulting from these remeasurements and foreign currency transactions are included in general and administrative expenses. During the three and nine months ended March 31, 2021, the Company recorded losses of $16,000 and $131,000, respectively. During the three and nine months ended March 31, 2020, the amounts were not significant.

Revenue Recognition

Effective July 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective method applicable to all contracts that were not completed at the date of initial application. This update outlined a comprehensive new revenue recognition model designed to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also required additional qualitative disclosures, refer to Note 12 – Revenues for further information.

The Company’s revenue consists primarily of the sale of the RECELL System to hospitals or other treatment centers and to BARDA (collectively, “customers”), predominately in the United States. The Company evaluated the BARDA contract and concluded that a portion of the arrangement, such as the procurement of the RECELL system and the emergency preparedness, represents a transaction with a customer and as such are in the scope of ASC 606. Amounts received from BARDA for the research and development of the Company’s product are classified as BARDA income in the consolidated statement of operations and are accounted for under IAS 20. For further details refer to BARDA Income and Receivables below.

Revenues for commercial customers (hospitals and treatment centers) are recognized as control of the product is transferred to customers, at an amount that reflects the consideration expected to be received in exchange for the product. Revenues are recognized net of volume discounts. As such, revenue is recognized only to the extent a significant reversal of revenues is not expected to occur in subsequent periods. For the Company’s contracts that have an original duration of one year or less, the Company used the practical expedient applicable to such contracts and does not consider the time value of money. Further, because of the short duration of these contracts, the Company has not disclosed the transaction price for the remaining performance obligations as of each reporting period or when the Company expects to recognize this revenue. The Company has further applied the practical expedient to exclude sales tax in the transaction price and expense contract fulfilment costs such as commissions and shipping and handling expenses as incurred.

For revenues related to the BARDA contract, the Company identified two performance obligations (i) the procurement of 5,614 RECELL units, (ii) emergency preparedness services. Through this contract the Company promises to procure the product through a vendor management inventory arrangement and to stand ready to provide emergency deployment services related to the product. Emergency preparedness services include procuring necessary storage containers, housing, and maintaining the containers (and product), and providing shipping and handling services in the event of an emergency situation. This stand ready obligation is a series of distinct services that are substantially the same and have the same pattern of transfer to the customer, overtime as services are consumed.

The total transaction price of the parts of the BARDA contract was determined to be $9.2 million. The transaction price was allocated on a stand-alone selling price basis as follows: $7.6 million to the procurement of the RECELL product, which will be classified as revenues when recognized in the consolidated statement of operations and $1.6 million to the emergency deployment services which will be classified as revenues when recognized in the consolidated statement of operations. The $1.6 million for emergency deployment includes variable consideration which is deemed immaterial to the contract as a whole. The Company estimated the stand-alone selling price of the procurement of the RECELL product based on historical pricing of the Company’s product at the initial execution of the contract. The Company estimated the stand-alone selling price of the emergency deployment services performed based on the Company’s projected cost of providing the services plus an applicable profit margin as denoted in the contract.

The Company’s performance obligations are either satisfied at a point in time or over time as services are provided. The product procurement performance obligation is satisfied at a point in time, upon transfer of control of the product. As such, the related revenue for these performance obligations is recognized at a point in time as revenue within the Company’s consolidated statement of operations. In addition to guidance under ASC 606, the Company recognizes revenue from the sales of RECELL product to BARDA for placement into vaccine stockpiles in accordance with Securities and Exchange Commission (SEC) Interpretation, Commission Guidance regarding Accounting for Sale of Vaccines and BioTerror Countermeasures to the Federal Government for Placement into the Pediatric Vaccine Stockpile or the Strategic National Stockpile (SNS). Under this guidance, revenue is recognized when product is placed in the BARDA vendor-managed inventory as control of the product has been transferred to the customer at the time of delivery to the VMI. RECELL units that have been delivered to the BARDA have a product replacement obligation at no cost to BARDA due to product’s limited shelf-life. The estimated cost of the expired inventory over the term of the contract is accrued on a per unit basis at the time of delivery. The liability is released upon replacement of the product along with a corresponding reduction to inventory. The Company has estimated deferred cost of approximately $198,000 as of March 31, 2021 for the rotation of the product. Such amounts are recorded in other current liabilities and other long-term liabilities in the amounts of $179,000 and $19,000, respectively. The emergency preparedness services performance obligation is satisfied over time. Revenue for the emergency deployment will be recognized on a straight-line basis during the term of the contract as services are consumed over time. Services recognized over the three and nine months ended March 31, 2021 are $58,000 and are included in sales within the consolidated statement of operations. Contract costs to fulfil the performance obligation are incremental and expected to be recovered are capitalized and amortized on a straight-line basis over the term of the contract. As of March 31, 2021 and June 30, 2020 contract costs of $488,000 and $0 are included in other long-term assets, respectively.

Contract Liabilities

The Company receives payments from customers based on contractual terms. Trade receivables are recorded when the right to consideration becomes unconditional. The Company satisfies its performance obligation on product sales when the products are shipped or delivered, depending on the terms of the sale. Payment terms on invoiced amounts are typically 30-90 days, and do not include a financing component. Contract liabilities are recorded when the Company receives payment prior to satisfying its obligation to transfer goods to a customer. The Company had $999,000 and $435,000 of contract liabilities as of March 31, 2021 and June 30, 2020, respectively.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, and trade receivables, BARDA receivables and other receivables. As of March 31, 2021, and June 30, 2020, substantially all of the Company’s cash was deposited in accounts at financial institutions, and amounts exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institutions in which its cash is held.

As of March 31, 2021 and June 30, 2020, no single commercial customer accounted for more than 10% of net accounts receivable. BARDA receivables for the procurement of the RECELL system and emergency preparedness accounted for approximately 85% of BARDA receivables. See table below for breakdown of BARDA receivables.

	As of March 31, 2021	As of June 30, 2020
BARDA procurement and emergency preparedness services	$2,767	$—
BARDA expense reimbursements	483	356

Total	$3,250	$356

For the three months and nine months ended March 31, 2021, no single commercial customer accounted for more than 10% of total revenues. For the three months ended March 31, 2020, one customer accounted for approximately 10% of total revenues. For the nine months ended March 31, 2020, one customer accounted for approximately 12% of total revenues. Revenues from the BARDA contract accounted for approximately 47% and approximately 22% of total revenues for the three and nine months ended March 31, 2021, respectively. Prior to the current quarter BARDA had not yet procured the RECELL product.

Restricted Cash

Pursuant to a contractual agreement with American Express to maintain the business credit card, the Company must maintain restricted cash deposits which amounted to approximately $201,000 and $201,000 as of March 31, 2021 and June 30, 2020, respectively.

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

Share-based compensation

The Company records compensation expense for stock options based on the fair market value of the awards on the date of grant. The fair value of stock-based compensation awards is amortized over the vesting period of the award. Compensation expense for performance-based awards is measured based on the number of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The Black-Scholes option price model and Monte Carlo Simulation were used to estimate the fair value of the time-based and performance-based options, respectively. Under ASU 2016-09, ASU 2016-09, Compensation – Stock Compensation (“ASC 718”) Improvements to Employee Share-Based Payment Accounting, the Company elected to account for forfeitures as they occur.

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

The Company has operating leases for corporate office space, manufacturing and warehouse facility. The Company has finance leases for equipment and furniture. The Company’s leases have remaining lease terms of less than one year to four years, some of which include options to renew the lease. Finance leases in the amount of $0 and $11,000 are included in other current liabilities as of March 31, 2021 and June 30, 2020, respectively.

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

ROU assets represent the Company’s right to control an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate (“IBR”) based on the information available at commencement date or modification date in determining the discount rate used to present value lease payments. The Company used the IBR on July 1, 2019 for its operating leases that commenced on or prior to that date. For leases that were modified and entered into during November 2020, the Company used the IBR in effect on the commencement date or modification date. In determining the IBR, the Company considered its credit rating and current market interest rates. The IBR used approximates the interest that the Company would be required to pay for a collateralized loan over a similar term. Additionally, the Company used the portfolio approach when applying the discount rate selected based on the dollar amount and term of the obligation. Certain leases for equipment and furniture contain bargain purchase options and are classified as finance leases. The Company’s leases typically do not include any residual value guarantees or asset retirement obligations.

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

The following table sets forth the Company’s operating lease expense which are included in general and administrative expenses in the consolidated statements of operations (in thousands):

	Three Months ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Operating lease cost	$186	$175	$546	$526
Variable lease cost	12	12	36	35

Total lease cost	$198	$187	$582	$561

Supplemental cash flow information related to operating leases for the nine months ended March 31, 2021 and 2020 was as follows (in thousands):

	Nine Months ended March 31, 2021	Nine Months ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$543	$505

Supplemental balance sheet information, as of March 31, 2021 and June 30, 2020 related to operating leases was as follows (in thousands):

	As of March 31, 2021	As of June 30, 2020
Reported as:
Operating lease right-of-use assets	$1,639	$2,347

Total right-of-use assets	$1,639	$2,347

Other current liabilities:
Operating lease liabilities, short-term	$685	$533
Operating lease liabiltiies, long term	1,060	1,917

Total operating lease liabilities	$1,745	$2,450

Operating lease weighted average remaining lease term (years)	2.86	3.91
Operating lease weighted average discount rate	6.66%	7.50%

As of March 31, 2021, maturities of the Company’s operating lease liabilities are as follows (in thousands):

Operating Leases
Remaining 2021	$192
2022	784
2023	428
2024	413
2025	105

Total lease payments	$1,922
Less imputed interest	(177)

Total operating lease liabilities	$1,745

As of March 31, 2021, there were no leases entered into that had not yet commenced.

5. Inventory

The composition of inventory is as follows (in thousands):

	As of March 31, 2021	As of June 30, 2020
Raw materials	$941	$947
Work in process inventory	395	—
Finished goods	458	$178

Total inventory	$1,794	$1,125

The Company has reduced the carrying value of its inventories to reflect the net realizable value. Charges for estimated excess and obsolescence are recorded in cost of sales in the consolidated statements of operations and were $243,000 and $362,000 for the three months and nine months ended March 31, 2021, respectively. Amounts for the three and nine months ended March 31, 2020 were not significant.

6. Intangible Assets

The composition of intangible assets, net is as follows (in thousands):

		As of March 31, 2021			As of June 30, 2020
	Weighted Average Life	Gross Amount	Accumulated Amortization	Net Carry Amount	Gross Amount	Accumulated Amortization	Net Carry Amount
Patent 1	3	$264	$(165)	$99	$235	$(101)	$134
Patent 2	14	115	(15)	100	74	(9)	65
Patent 3	15	163	(16)	147	125	(9)	116
Patent 5	20	47	(2)	45	26	—	26
Patent 6	20	29	—	29	—	—	—
Trademarks	Indefinite	43	—	43	23	—	23

Total intangible assets		$661	$(198)	$463	$483	$(119)	$364

During the three and nine months ended March 31, 2021 and 2020, the Company did not identify any events or changes in circumstances that indicated the carrying value of its intangibles may not be recoverable. As such, there was no impairment of intangibles assets recognized for the three and nine months ended March 31, 2021 and 2020. Amortization expense of intangibles included in the consolidated statements of operations was $30,000 and $79,000 for the three and nine months ended March 31, 2021, respectively and $15,000 and $15,000 for the three and nine months ended March 31, 2020, respectively.

The Company expects the future amortization of amortizable intangible assets held at March 31, 2021 to be (in thousands):

Estimated Amortization Expense
Remainder of 2021	$31
2022	89
2023	25
2024	25
2025	25
2026 and thereafter	225

Total	$420

7. Plant and Equipment

The composition of property, plant and equipment, net is as follows (in thousands):

	Useful Lives	As of March 31, 2021	As of June 30, 2020
Computer equipment	3 years	$890	$802
Computer software	3 years	520	369
Construction in progress		311	138
Furniture and fixtures	7 years	440	425
Laboratory equipment	5 years	452	194
Leasehold improvements	Lesser of life or lease term	242	216
RECELL Moulds	5 years	130	100
Less: accumulated amortization and depreciation		(1,342)	(881)

Total plant and equipment, net		$1,643	$1,363

Depreciation expense related to plant and equipment for the three months ended March 31, 2021 and 2020 was $137,000 and $86,000, respectively. Depreciation expense for the nine months ended March 31, 2021 and 2020, was $461,000 and $240,000 respectively.

8. Prepaids and Other Current Assets and Other long-term assets

Prepaids and other current assets consisted of the following (in thousands):

	As of March 31, 2021	As of June 30, 2020
Prepaid expenses	$890	$792
Lease deposits	2	123
Other receivables	465	75

Total prepaids and other current assets	$1,357	$990

Prepaid expenses primarily consist of prepaid benefits and insurance.

Other long-term assets consisted of the following (in thousands):

	As of March 31, 2021	As of June 30, 2020
BARDA contract costs	$488	$—
Long-term lease deposits	124	1
Long-term prepaids	19	—

Total other long-term assets	$631	$1

9. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. Long-lived assets were primarily located in the United States as of March 31, 2021 and June 30, 2020 with an insignificant amount located in Australia and the United Kingdom.

Revenue by region for the three and nine months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Revenue:
United States	$8,725	$3,780	$18,715	$10,009
Foreign:
Australia	25	46	158	217
United Kingdom	15	51	55	160

Total	$8,765	$3,877	$18,928	$10,386

Revenue by Customer type for the three and nine months ended March 31, 2021 and 2021 were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Revenue:
Commercial sales	$4,622	$3,877	$14,785	$10,386
BARDA:
Product sales	4,085	—	4,085	—
Services for emergency preparedness	58	—	58	—

Total	$8,765	$3,877	$18,928	$10,386

10. Contingencies

The Company is subject to certain contingencies arising in the ordinary course of business. The Company records accruals for these contingencies to the extent that a loss is both probable and reasonably estimable. If some amount within a range of loss appears to be a better estimate than any other amount within the range, that amount is accrued. Alternatively, when no amount within a range of loss appears to be a better estimate than any other amount, the lowest amount in the range is accrued. The Company expenses legal costs associated with loss contingencies as incurred. As of March 31, 2021 and June 30, 2020, the Company did not have any outstanding or threatened litigation that would have a material impact to the financial statements.

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

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. As of March 31, 2021, and June 30, 2020, 24,842,883 and 21,467,912 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

On February 24, 2021, the Company announced that it had commenced an underwritten registered public offering of its common stock. On March 1, 2021, the Company issued 3,214,250 shares of common stock at the offering price of $21.50 per share. The gross proceeds from the offering are approximately $69.1 million. The Company incurred $5.1 million in capital issuance expenses. The offering was made pursuant to a shelf registration statement on Form S-3 (File No. 333-249419) that was previously filed with the Securities and Exchange Commission (the “SEC”) on October 9, 2020 and declared effective on October 16, 2020 and that was also publicly released on the Australian Securities Exchange (“ASX”). The final prospectus supplement relating to and describing the terms of the offering was filed with the SEC on February 25, 2021 (in the United States) and released on the ASX on March 1, 2021 (in Australia).

12. Revenues

Revenues

The Company’s revenue consists of sale of the RECELL System to hospitals or other treatment centers and to BARDA (collectively, “customers”), predominately in the United States. In addition, the Company records service revenue for the emergency preparedness services provided to BARDA.

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

Contract liabilities are recorded when the Company receives payment prior to satisfying its obligation to transfer goods to a customer. The Company had $999,000 and $435,000 of contract liabilities as of March 31, 2021 and June 30, 2020, respectively. For the three and nine months ended March 31, 2021 and 2020, revenue recognized from amounts included in the beginning balance of contract liabilities were not significant.

Remaining Performance Obligations

Revenues from remaining performance obligations are calculated as the dollar value of the remaining performance obligations on executed contracts. The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) pursuant to the Company’s existing customer agreements is $4.5 million as of March 31, 2021. The majority of which relates to our July 13, 2020 contract with BARDA for the purchase, delivery and storage of RECELL Systems for emergency response preparedness for a period of three years. We recognized $4.1 million of revenue for the RECELL product during the three and nine months ended March 31, 2021, for purchases by BARDA. We recognized $58,000 of service revenue related to the emergency readiness performance obligation during the three and nine months ended March 31, 2021. There were no purchases by BARDA during the three and nine months ended March 31, 2020. We are contracted to manage this inventory of product until the federal government requests shipment or at contract termination on December 31, 2023.

Contract Costs

Capitalized cost to fulfil the BARDA emergency preparedness performance obligation, which primarily consist of billed costs to BARDA incurred in connection with the emergency deployment services, were $488,000 and $0 as of March 31, 2021 and June 30, 2020, respectively. Amortization expense related to deferred contract costs were $50,000 and $0 during the three months ended March 31, 2021 and 2020, respectively, and are classified as cost of sales on the accompanying consolidated Statements of Operations. There was no impairment loss in relation to deferred contract costs during the three months ended March 31, 2021.

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

Share-Based Payment Expenses

Share-based payment transactions are recognized as compensation cost based on the fair value of the instrument on the date of grant. The Black-Scholes option price model and Monte Carlo Simulation were used to estimate the fair value of the time-based and performance-based options, respectively, as of the date of the grant for awards granted under the 2020 plan. For the shares granted under the 2016 Plan the Company used the Binomial valuation model to estimate the grant date fair value of the stock options.

During the three and nine months ended March 31, 2021 the Company recorded $1.3 million and $4.3 million to share-based compensation expense, respectively. For the three and nine months ended March 31, 2020, the Company recorded $9.0 million and $12.6 million in compensation expense, respectively. No income tax benefit was recognized in the consolidated statements of comprehensive loss for share-based payment arrangements for the three and nine months ended March 31, 2021 and 2020.

The Company has included share-based compensation expense as part of operating expenses in the accompanying Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Sales and marketing expenses	$238	$213	$862	$584
General and administrative expenses	930	8,642	2,922	11,542
Research and development expenses	165	193	469	497

Total	$1,333	$9,048	$4,253	$12,623

A summary of stock option activity under the employees share option plan arrangement as of March 31, 2021 and changes during the period then ended is presented below:

	Service Only Stock Options	Performance Based Stock Options	Total Stock Options
Outstanding at June 30, 2020	904,353	356,171	1,260,524
Granted	211,400	95,000	306,400
Exercised	(8,384)	(500)	(8,884)
Expired	(20,690)	(45,000)	(65,690)
Forfeited	(77,675)	(22,500)	(100,175)

Outstanding at March 31, 2021	1,009,004	383,171	1,392,175

Exercisable at March 31, 2021	392,815	253,397	646,212

Restricted Stock Units

Restricted stock units (“RSUs”) are granted to executives as part of their long-term incentive compensation. RSU awards are approved by the Compensation Committee as determined necessary. The RSU awards have a contractual term of 10 years and vest in accordance with the tenure or performance conditions as determined by the Compensation Committee. The grant date fair value is determined based on the price of the Company stock on the NASDAQ on the date of grant. RSUs primarily consist of awards to the Chief Executive Officer and other executives.

A summary of the Company’s unvested shares activity as of and for the nine months ended March 31, 2021, is presented below:

	Service Condition RSU	Performance Conditions RSU	Total RSU
Unvested RSUs outstanding at June 30, 2020	95,013	244,346	339,359
Granted	—	5,000	5,000
Vested	—	(151,837)	(151,837)
Forfeited	—	(45,002)	(45,002)

Unvested RSUs outstanding at March 31, 2021	95,013	52,507	147,520

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

The Company has not identified any uncertain tax positions as of March 31, 2021 or June 30, 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in the United States. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company evaluated the provisions of the CARES Act and does not anticipate the associated impacts, if any, will have a material effect on its financial position. Furthermore, on December 27, 2020, the Consolidated Appropriations Act was enacted and on March 11, 2021 the American Rescue Plan Act, a $1.9 trillion tax-and-spending package aimed at addressing the continuing economic and health impacts of the coronavirus pandemic, was enacted. The Company evaluated and does not anticipate the Consolidated Appropriations Act and the American Rescue Plan Act to have a material impact on the Company’s financial position.

15. Net Loss per Share

The following is a reconciliation of the basic and diluted loss per share computations:

	Three months ended March 31,		Nine months ended March 31,
	(in thousands, except per share data)
	2021	2020	2021	2020
Net Loss	$(5,997)	$(15,048)	$(21,865)	$(29,116)
Weighted-average common shares – outstanding, basic	22,734	21,215	21,948	19,933
Weighted-average common shares – outstanding, diluted	22,734	21,215	21,948	19,933

Net loss per common share, basic	$(0.26)	$(0.71)	$(1.00)	$(1.46)

Net loss per common share, diluted	$(0.26)	$(0.71)	$(1.00)	$(1.46)

The Company’s basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the relevant period. For the purposes of the calculation of diluted net loss per share options to purchase common stock, restricted stock units and unvested shares of common stock issued upon the early exercise of stock options have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. Because the Company has reported a net loss for the three and nine months ended March 31, 2021 and 2020, diluted net loss per common share is the same as the basic net loss per share for those periods.

The loss per share incorporates the impact of the reverse stock split that was effectuated in conjunction with the Redomicilation. In accordance with ASC 260, the impact of the reverse stock split was retrospectively applied for all periods presented.

16. Retirement Plans

The Company offers a 401(k)-retirement savings plan (the “401(k) Plan”) for its employees, including its executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code of 1986, as amended, allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. The Company matches contributions to the 401(k) Plan based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. The Company will match up to 6% of an employee’s compensation that the employee contributes to his or her 401(k) Plan account. Total Company matching contributions to the 401(k) Plan were $221,000 and $222,000 in the three months ended March 31, 2021 and 2020, respectively and $531,000 and $514,000 for the nine months ended March 31, 2021 and 2020, respectively.

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

Approximately 50% of the Company’s revenues (excluding BARDA) come from twenty accounts with physicians and hospitals. These accounts as well are susceptible to the effects of COVID-19 and COVID-19 restrictions. To the extent that COVID-19 or other factors cause such physicians or hospitals to be unable to treat patients or delay the treatment of patients using the RECELL System in a particular quarter, or make patients unavailable because of COVID-19, our revenues could be negatively affected.

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

Results of Operations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

The table below summarizes the results of our continuing operations for each of the periods presented (in thousands).

	Three months ended March 31,		$ Change	% Change
	2021	2020
Revenues	$8,765	$3,877	$4,888	126%
Cost of sales	(2,146)	(634)	(1,512)	238%

Gross profit	6,619	3,243	3,376	104%

BARDA income	570	1,008	(438)	-43%
Operating expenses:
Sales and marketing expenses	(3,649)	(4,375)	726	-17%
General and administrative expenses	(5,422)	(12,787)	7,365	-58%
Research and development expenses	(4,109)	(2,495)	(1,614)	65%

Total operating expenses	13,180	19,657	6,477	-33%

Operating loss	(5,991)	(15,406)	9,415	-61%
Interest expense	(3)	(5)	2	-40%
Other income/(expense)	7	363	(356)	-98%

Loss before income taxes	(5,987)	(15,048)	9,061	-60%
Income tax expense	(10)	—	(10)	100%

Net loss	$(5,997)	$(15,048)	$9,051	-60%

Revenue of the RECELL System totaled $8.8 million for the three months ended March 31, 2021, an increase of $4.9 million or 126% over the $3.9 million reported for the three months ended March 31, 2020. The increase was largely driven by our delivery of units to BARDA for emergency response preparedness. In addition, we had growth in the United States of $802,000 or 21% compared to the prior year. Gross margin for the three months ended March 31, 2021 was 76% compared to 84% for the same period in 2020, due to the lower price point associated with the units that were delivered to BARDA as the contract was negotiated prior to commercialization in the United States.

BARDA income consisted of funding from the Biomedical Advanced Research and Development Authority, under the Assistant Secretary for Preparedness and Response, within the U.S. Department of Health and Human Services, under ongoing USG Contract No. HHSO100201500028C. Under the BARDA grant, income of $570,000 was recognized during the three months ended March 31, 2021 compared to income of $1.0 million for the three months ended March 31, 2020. BARDA arrangement declined as a result of wind-down of certain activities associated with supporting the U.S. FDA approval of the RECELL System as well as lower income associated with the compassionate use, continued access programs and pivotal trials for the treatment of pediatric scald injuries.

Operating costs for the three months ended March 31, 2021 totaled $13.2 million, a $6.5 million or 33% decrease as compared to the $19.7 million incurred during the three months ended March 31, 2020. Sales and marketing expenses for the three months ended March 31, 2021 totaled $3.6 million a decrease of $726,000 or 17% as compared to the $4.4 million for the three months ended March 31, 2020. The decrease in sales and marketing expenses is primarily due to fewer conferences, lower travel expenses due to COVID-19 related travel restrictions and higher costs incurred in the prior year associated with the product launch. General and administrative expenses totaled $5.4 million for the three months ended March 31, 2021, a decrease of $7.4 million or 58% as compared to the $12.8 million recognized during the three months ended March 31, 2020. The decrease was driven by higher share-based compensation expenses in the prior year associated with certain performance milestones being met. Research and development expenses for the three months ended March 31, 2021 totaled $4.1 million, an increase of $1.6 million or 65% over the $2.5 million recognized during the three months ended March 31, 2020. The increase was primarily attributed to ramping up of clinical trials related activities for treatment of vitiligo as well as other research and development costs associated with furthering the Company’s pipeline.

Net loss for the three months ended March 31, 2021 was $6.0 million, a decrease of $9.1 million or 60% over the $15.0 million recognized during the three months ended March 31, 2020. The decrease in net loss was driven by the lower operating costs described above and the higher revenue during the three months ended March 31, 2021.

Results of Operations for the nine months ended March 31, 2021 compared to the nine months ended March 31, 2021.

The table below summarizes the results of our continuing operations for each of the periods presented (in thousands).

	Nine months ended March 31,		$ Change	% Change
	2021	2020
Revenues	$18,928	$10,386	$8,542	82%
Cost of sales	(3,896)	(2,099)	(1,797)	86%

Gross profit	15,032	8,287	6,745	81%

BARDA income	1,615	3,445	(1,830)	-53%
Operating expenses:
Sales and marketing expenses	(10,514)	(11,446)	932	-8%
General and administrative expenses	(17,125)	(23,316)	6,191	-27%
Research and development expenses	(10,844)	(6,626)	(4,218)	64%

Total operating expenses	(38,483)	(41,388)	2,905	-7%

Operating loss	(21,836)	(29,656)	7,820	-26%
Interest expense	(13)	(25)	12	-48%
Other income/(expense)	15	565	(550)	-97%

Loss before income taxes	(21,834)	(29,116)	7,282	-25%
Income tax expense	31	—	31	100%

Net loss	$(21,865)	$(29,116)	$7,251	-25%

Revenue of the RECELL System totaled $18.9 million for the nine months ended March 31, 2021, an increase of $8.5 million or 82% over the $10.4 million reported for the nine months ended March 31, 2020. The increase was largely driven by our delivery of units to BARDA for emergency response preparedness. In addition, consistent with the prior year, we had growth in the United States of $4.5 million or 46%. Gross margin for the nine months ended March 31, 2021 was 79% and flat to the prior year.

BARDA income consisted of funding from the BARDA, under the Assistant Secretary for Preparedness and Response, within the U.S. Department of Health and Human Services, under ongoing USG Contract No. HHSO100201500028C. Under the BARDA grant, income of $1.6 million was recognized during the nine months ended March 31, 2021 compared to income of $3.4 million for the nine months ended March 31, 2020. BARDA arrangement declined as a result of wind-down of certain activities associated with supporting the U.S. FDA approval of the RECELL System as well as lower income associated with the compassionate use, continued access programs and pivotal trials for the treatment of pediatric scald injuries.

Operating costs for the nine months ended March 31, 2021 totaled $38.5 million, a $2.9 million or 7% decrease over the $41.4 million incurred during the nine months ended March 31, 2020. Sales and marketing expenses for the nine months ended March 31, 2021 totaled $10.5 million a decrease of $932,000 or 8% as compared to the $11.5 million for the nine months ended March 31, 2020. The decrease in sales and marketing expenses is primarily due to lower travel and conferences expenses due to COVID-19 related to travel restrictions and higher costs incurred in the prior year associated with the product launch. General and administrative expenses totaled $17.1 million for the nine months ended March 31, 2021, a decrease of $6.2 million or 27% over the $23.3 million recognized during the nine months ended March 31, 2020. The decrease was driven by higher share-based compensation expenses in the prior year associated with certain performance milestones being met, partially offset by higher costs in the current year associated with the Company’s status as a cross listed entity on NASDAQ and ASX. Research and development expenses for the nine months ended March 31, 2021 totaled $10.8 million, an increase of $4.2 million or 64% over the $6.6 million recognized during the nine months ended March 31, 2020. The increase was primarily attributed to ramping up of clinical trial related activities for treatment of vitiligo as well as other research and development costs associated with furthering the Company’s pipeline.

Net loss for the nine months ended March 31, 2021 was $21.9 million, a decrease of $7.3 million or 25% over the $29.1 million recognized during the nine months ended March 31, 2020. The decrease in net loss was driven by the higher revenue and lower operating costs described above during the nine months ended March 31, 2021.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended March 31,
	2021	2020
Net cash used in operations	$(21,950)	$(16,829)
Net cash used in investing activities	(973)	(647)
Net cash provided in financing activities	64,018	76,905
Effect of foreign exchange rate on cash and restricted cash	145	(42)
Net increase in cash and restricted cash	41,240	59,387
Cash and restricted cash at beginning of the period	73,840	20,374
Cash and restricted cash end of the period	115,080	79,761

Nine Months Ended March 31, 2021 and 2020.

Net cash used in operating activities was $21.9 million and $16.8 million during the nine months ended March 31, 2021 and 2020, respectively. The increase was primarily due to higher operating costs associated with the expansion of research and development activities attributed to ramping up clinical trials and development costs to further the Company’s pipeline, along with higher costs associated with being a cross listed entity on NASDAQ and ASX.

Net cash used in investing activities was $973,000 and $647,000 during the nine months ended March 31, 2021 and 2020, respectively. Cash flows used for investing activities was primarily attributable to payments for the purchase of a property and equipment.

Net cash provided by financing activities was $64.0 million and $76.9 million for the nine months ended March 31, 2021 and 2020, respectively, and related to proceeds from the capital raise in the current and prior year.

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

For the three months ended March 31, 2021, there were no dividends paid and we have no plans to commence the payment of dividends. We have no committed plans to issue further shares on the market but will continue to assess market conditions and the Company’s cash flow requirements to ensure the Company is appropriately funded in order to pursue its various opportunities. There is no significant external borrowing at the reporting date. Neither the Company nor any of the subsidiaries are subject to externally imposed capital requirement.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of March 31, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal year 2021 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 situation on our internal controls to minimize any undesirable effect on control design and operating effectiveness.

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

Date: May 13, 2021	AVITA MEDICAL, INC.

	By:	/s/ Dr. Michael Perry
Dr. Michael Perry
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael Holder
Michael Holder
Chief Financial Officer
(Principal Financial and Accounting Officer)