Form 10-K
period 2021-06-30
AVITA Medical, Inc.
filed 2021-08-26
CIK 1762303

e

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

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

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was approximately $396,652,975 on December 31, 2020, using the closing price on that day of $18.58.

The number of shares of the registrant’s $0.0001 par value common stock outstanding as of August 18, 2021 was 24,895,864.

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

Currency

In this Annual Report, all references to “dollars” or “$” are to the currency of the United States.

PART I

Item 1. BUSINESS

GENERAL

AVITA Medical, Inc. (“AVITA” or the “Company”, and its subsidiaries, including AVITA Medical Pty Limited (“AVITA Medical”), the former parent company, (collectively, “AVITA Group” or “we”, “us”)) is a regenerative medicine company that is developing and commercializing a technology platform that enables point-of-care autologous skin restoration for multiple unmet needs. Our patented and proprietary platform technology provides innovative treatment solutions derived from the regenerative properties of a patient’s own skin. Our RECELL® Autologous Cell Harvesting System (“RECELL System” or “RECELL”) enables clinicians to prepare Spray-On Skin™ Cells, an autologous skin cell suspension that is sprayed onto the patient to regenerate natural healthy skin.

CORPORATE

AVITA Medical, the former parent company of the AVITA Group, began as a laboratory spin-off in the Australian State of Western Australia.  AVITA Medical was formed under the laws of the Commonwealth of Australia in December 1992 and has operated as AVITA Medical since 2008. AVITA Medical’s ordinary shares originally began trading in Australia on the Australian Securities Exchange (“ASX”) on August 9, 1993. AVITA Medical’s American Depositary Shares (“ADSs”) traded over the counter on the OTCQX under the ticker symbol “AVMXY” from May 14, 2012 through September 30, 2019 and its ADSs began trading on the NASDAQ on October 1, 2019, under the ticker symbol “RCEL”.

On June 29, 2020, a statutory scheme of arrangement under Australian law to effect a redomiciliation of the AVITA Group from Australia to the United States of America was implemented (the “Redomiciliation”). The Redomiciliation was approved by shareholders on June 15, 2020 and approved by the Federal Court of Australia on June 22, 2020.

Pursuant to the Redomiciliation, all ordinary shares in AVITA Medical, the former parent company of the AVITA Group, were exchanged for shares of common stock in the Company.  As a result, the Company became the sole shareholder of AVITA Medical and the new parent company of the AVITA Group.  In conjunction with the Redomiciliation, an implicit consolidation or reverse split on a 1 for 100 basis was implemented whereby shareholders of AVITA Medical received one share of common stock in the Company for every 100 shares held in AVITA Medical.

Under the Redomiciliation, eligible shareholders in AVITA Medical received consideration in the form of :

•	five CHESS Depositary Interests (“CDIs”) in the Company for every 100 ordinary shares in AVITA Medical that were held by them; or
•	one share of common stock in the Company for every 5 ADSs in AVITA Medical that were held by them.

The Company’s CDI’s are quoted on the ASX under AVITA Medical’s former ASX ticker code, “AVH”. The Company’s shares of common stock are quoted on NASDAQ under AVITA Medical’s former NASDAQ ticker code, “RCEL”. One share of common stock on NASDAQ is equivalent to five CDIs on the ASX.

As a result of the ‘implicit consolidation’ that occurred under the Redomiciliation, the number of shares of common stock issued and outstanding in the Company (as set out in the consolidated financial statements) is less than the number of ordinary shares in AVITA Medical that was set out in the consolidated financial statements of AVITA Medical prior to August 28, 2020.

COVID-19 IMPACT ON OUR BUSINESS

The coronavirus (“COVID-19”) pandemic has created significant disruptions to the global economies and financial markets.  In the United States, State and Local Governmental authorities have responded by issuing orders, of varying degrees, requiring quarantines, restrictions on travel, mandatory closures of certain non-essential businesses, as well as providing recommendations to minimize social gatherings or interactions. The Company’s business and operations have been impacted by COVID-19 as the effects of COVID-19 related travel restrictions have reduced accidents and the incidence of burns and burns admissions.  In addition, during the pandemic, our commercial team’s access to hospitals was limited to case attendance and training. As COVID-19 abates and the restrictions are lifted, we anticipate that burn related accidents will resume to pre-COVID levels. In response to the pandemic, we have taken certain business measures which include institution of various workplace protections to ensure the safety of our employees (e.g., wearing of masks, wiping down high touch areas, etc.), and the limiting of vendors and visitors to our facilities. We have limited activities at our corporate headquarters, encouraged our employees to work from home, encouraged virtual meetings, restricted non-essential business travel, made physical modifications and enhancements to our facilities to effect social distancing, and provided personal protective equipment to our employees. We have increased safety stocks of our product, established temporary satellite product storage locations, and accelerated initiatives to increase sourcing options. Throughout the pandemic, we have remained focused on managing the business for the long-term, including maintaining our employee workforce as well as continuing to invest in critical research and development, clinical, and corporate infrastructure-related programs.

STRATEGY

Our objective is to become the leading provider of regenerative medicine addressing unmet medical needs in burn injuries, trauma injuries, and in dermatological and aesthetics indications, including vitiligo as well as cell and gene therapies. To achieve this objective, we intend to:

•	Become the standard of care in the U.S. burns industry by increasing RECELL System penetration in burn centers and with burn physicians
•	Commercialize the RECELL System in the U.S. for use in soft tissue reconstruction following completion of our current FDA pivotal study in soft tissue reconstruction
•	Commercialize the RECELL System in the U.S. for use in treatment of vitiligo following completion of our current FDA pivotal study in vitiligo
•	Accelerate commercial activities in Japan through our partner Cosmotec once we receive PMDA approval for RECELL with an indication in burns, soft tissue or vitiligo
•	Accelerate commercial activities outside of the U.S. and Japan once we have received FDA approval with RECELL System indications in soft tissue and vitiligo
•

Pursue potential commercialization opportunities for the RECELL System related to skin rejuvenation and Epidermolysis Bullosa indications following planned proofs of concept and related FDA pivotal studies

•	Further invest in our RECELL System platform to improve workflow, speed, and ease of use as it relates to specific indications, as well as to build upon our intellectual property estate
•	Pursue business development opportunities that are complementary to our core RECELL System indications and/or our targeted markets
•	Improve our margins and profitability by leveraging our current team and infrastructure across an expanding base of business in burns and in future indications

RECELL® PLATFORM

The RECELL System has a long-established safety profile, and clear potential for clinical and health-economic value propositions across a range of skin-related clinical indications. The patented and proprietary platform technology underlying Spray-On Skin Cells originated in Australia, based on the seminal work of Professor Fiona Wood and fellow scientist Marie Stoner. RECELL was initially launched in the E.U. during 2005, and then in Australia in 2006, ahead of pivotal outcomes data demonstrating clinical performance relative to standard care. Pivotal trials were conducted in the U.S. beginning in 2010. On September 2018 the U.S. Food and Drug Administration (“FDA”) approved the Class 3 device through a premarket approval (“PMA”) for the treatment of acute thermal burn injuries in patients 18 years and older.  Following receipt of our PMA, we commenced promoting the RECELL System in January 2019 in the U.S.  RECELL is a first-of-kind medical device approved through FDA’s Center for Biologics Evaluation and Research, and the first Class 3 device approved for use in burn care in over 20 years.

The RECELL System is a single use (disposable), stand-alone, battery operated, autologous cell harvesting device containing enzymatic and buffer solutions, sterile surgical instruments, and actuators to achieve the disaggregation and delivery of skin cells.  The platform technology of the RECELL System allows for the preparation and delivery of Spray-On Skin Cells, an autologous cellular suspension comprised of the patient’s own skin cells necessary to regenerate natural healthy epidermis. These Spray-On Skin Cells are prepared at the point of care in as little as 30 minutes, providing a new way to treat thermal burns, other wounds, skin injuries or defects of the skin. The skin cell suspension includes keratinocytes, fibroblasts, and melanocytes, all of which play critical roles in skin regeneration. The treatment of burns with RECELL yields proven and significant reduction in the harvesting of donor skin. Donor sites are of great concern amongst burn patients. Burn wounds treated using RECELL show comparable results in burn wound healing outcomes relative to conventional grafting, despite the use of 32.0-97.5% less donor site tissue. The ability of RECELL to retain melanocytes in the cell suspension is notable as these cells are critical for the restoration of natural pigmentation to the area treated, which is being further evaluated in ongoing clinical trials. Skin cell suspension is a powerful therapeutic with the potential for addressing unmet needs in a number of clinical indications, including burns, soft tissue reconstruction, and vitiligo.

RESEARCH & DEVELOPMENT

The launch of the RECELL System into the U.S. market provided an opportunity to gain valuable, in-depth insight into the patient care pathway, as well as the workflow for surgical management of burn wounds. We continue to commit significant and increasing resources in product development to ensure that our device continues to evolve and has robust patent protection. The next iteration of the RECELL System is currently under review with the FDA and will present a more streamlined workflow for enhanced ease-of-use in the clinical setting, while producing the same autologous skin cell suspension. This new version of the RECELL System is expected to be commercialized in the first half of calendar year 2022 and will offer improved convenience along with an opportunity to expand our intellectual property portfolio.

Further product development is ongoing on a next generation device for more automated implementation of the core Spray-On Skin Cells technology, to advance the user experience toward less hands-on processing time. With each iteration of our RECELL System development, we anticipate preservation of the therapeutic power of Spray-on Skin Cells, deployed in devices that become appropriate for use in an increasing range of clinical settings. This is particularly important as we aim to enter the dermatology space, where there is a shift toward an emphasis on the volume of patients treated in a day.

Cell-based gene therapeutic applications are an extension of the platform, where modified skin cells are applied in suspension for regeneration of skin (from genetically corrected or molecularly reverse-aged cells). For instance, in the case of rejuvenation, rather than skin regeneration directly from the patient’s own skin cells, harvested cells are planned to undergo a process of molecular reverse aging prior to reintroduction to the patient. Similarly, for Epidermolysis Bullosa (“EB”), harvested cells are planned to undergo a gene modification process to correct the underlying defect, such that when the EB wounds are treated, skin is regenerated that does not exhibit the characteristic blistering and fragility associated with EB.

In summary, our research and development efforts are currently focused on:

•

Further clinical development of the RECELL System in additional skin-focused clinical indications where the platform can be leveraged. Specifically, to expand our footprint within wounds and dermatology, such as soft tissue reconstruction and vitiligo. These activities are generally characterized by pivotal studies for which FDA has approved an Investigational Device Exemption (“IDE”)

•	RECELL platform technology evolution to improve workflow, speed, and ease of use
•

Expansion of the technology platform underlying the RECELL System into cell-based gene therapy, including combining the platform with other technologies, to allow development of the platform in other indications (including orphan indications)

•

Further research and characterization of the RECELL System design and the composition and activity of the Spray-On Skin Cells suspension to support further clinical development of the platform, and to expand our intellectual property estate

TARGET MARKETS

Burns

Acute thermal burns are life-threatening and debilitating injuries that are among the most challenging and expensive to manage. These injuries require complex surgical procedures, long and costly hospitalization, and have a high potential for clinical complications and requirement for rehabilitation and scar treatment. In the U.S., the largest market for the treatment of burns, approximately 486,000 people seek treatment for burns each year. Of these, at least 40,000 have burn injuries severe enough to require hospital admission, and it is estimated that 3,300 patients die each year. The majority of patients treated on an inpatient basis in the U.S. are treated in specialized burn centers.

Severe burns (typically defined as second- and third-degree) are commonly treated with autologous split-thickness skin grafts (“STSGs”) to achieve definitive closure of the burn wound. In a STSG, or autograft, donor skin is harvested from a healthy area of the patient’s skin. The donor skin is then typically perforated into a mesh that can be expanded and transferred to cover the prepared burn injury. Treatment with STSG results in additional trauma for the patient due to creation of a new donor site wound. Although the use of STSG has been a standard treatment for more than 50 years, autografting is associated with significant pain, itching, infection, dyschromia, dyspigmentation, delayed healing, and hypertrophic scarring of the donor site.

The clinical benefits of earlier wound closure are well recognized and include increased survival, reduced hospital length of stay, decreased pain duration, and reduced infection-related complications. However, in large burn injuries, the patient may have insufficient donor skin available to allow for immediate and complete treatment of the entire burn injury area when using traditional grafting techniques. The lack of available healthy donor skin in patients with large burn injuries is often the central problem impacting time to autografting and definitive closure of the wounds. In extensively burned patients, surgeons often must wait until the donor sites have healed so they can re-harvest from the sites, resulting in delays in treatment and closure, requiring multiple procedures, and extending hospital stay. While waiting for donor skin, the burn wounds may be temporarily covered by allogeneic skin (allograft, cadaver skin) or xenograft (typically pig skin). The overall cost of treatment with STSG is expensive - for example it would cost approximately $579,000 and 59.4 days in hospital for a patient with a 40% Total Body Surface Area (“TBSA”) mixed-depth burn injury to recover and return to normal day to day activities.

The RECELL System was approved by the FDA in September 2018 for the treatment of second- and third-degree acute thermal burn injuries in patients 18 years and older. In June 2021, the FDA approved an expanded indication for use to also include treatment of full-thickness (third-degree) pediatric burns, which represent close to a quarter of all burn injuries in the U.S., as well as full-thickness burn injuries greater than 50% TBSA. As a result of having achieved an expanded indication for use in pediatric burns, the BARDA-funded U.S. Pediatric Burns trial has been closed to new enrollment (refer to BARDA Contract section below).

The pivotal studies leading to the RECELL System’s FDA PMA for the treatment of acute thermal burns demonstrated that the RECELL System treated burns used 97.5 percent less donor skin when used alone in second-degree burns, and 32 percent less donor skin when used with autograft for third-degree burns, compared to standard of care autografting. In these studies, a statistically significant reduction in donor skin required to treat burn patients with the RECELL System was realized without any associated compromise to healing or safety outcomes. Donor site outcomes from the clinical trial for second-degree burns also revealed a statistically significant reduction in patient-reported pain, increased patient satisfaction and improved scar outcomes.

The RECELL System offers fewer procedures required for definitive closure versus conventional autografts. In pediatric cases using the RECELL System, there were 56% fewer mean surgical procedures (N = 284) compared to the American Burn Association’s National Burn Repository (“NBR”). Additionally, in patients with >50% TBSA, the RECELL System provided 60% fewer mean surgical procedures versus NBR (N =354).

In addition to robust clinical data, RECELL has proven health economic benefits and a compelling cost-effectiveness model which shows that treatment using the RECELL System for deep partial-thickness burns reduces total treatment costs by an average of 26%, or approximately $37,000, for patients with 10% TBSA and approximately $150,000, for patients with 40% TBSA. For full-thickness burns, treatment using the RECELL System reduced total treatment cost by 3%, or approximately $6,000 for patients with 10% TBSA and by 42% or approximately $243,000, for patients with 40% TBSA. These cost reductions are attributed to decreasing the length of hospital stay, reducing the number of procedures required to close the burn wound, and minimizing the donor site size and associated wound care. All of these cost savings estimates are net of the cost of the RECELL System.

A budget impact model was developed and has been used to calculate the annual budget impact of current standard of care for the treatment of burns versus treatment using the RECELL System for a burn center with 200 patients. The model shows that treatment using the RECELL System reduces annual total treatment costs from approximately $39.4 million to $32.6 million, saving 17% or approximately $6.8 million per year.

The market for treatment of burns in the U.S. is highly concentrated, with approximately 136 burn centers and approximately 300 burn surgeons who treat the majority of severe burns in the country (i.e., ~75%). Accordingly, our target market is predominantly focused on burn centers. Our goal is to establish RECELL as the standard of care for any burn injury that requires grafting for patients with 5% TBSA injury or greater. Within burn centers, we estimate that there are approximately 25,000 patients annually that could benefit from our technology and equates to a serviceable annual addressable market of ~$260 million. Each RECELL System can treat up to 10% TBSA, and many patients will require more than one device.

AVITA has a policy of not providing the RECELL System to a provider until they have been certified, which includes extensive training in the use of the product and in the aftercare of the patient. In general, we have found that most U.S. burn centers follow the industry-standard process of evaluating the RECELL System and then taking it through their hospital’s Value Analysis Committee (“VAC”) prior to purchasing. This process can sometimes be a lengthy one, taking 6 months or more to complete. As a result of training requirements and the VAC process, we have found that full adoption of the RECELL System among U.S. burn centers occurs on a gradual basis, in many cases over multiple years. In general, most surgeons follow a typical adoption curve, starting from where they see the greatest economic and clinical value, which is the use of RECELL for treatment of larger burns. With time and continued use, surgeons typically progress to adoption of RECELL for smaller, less severe burns and facial burns. Each surgeon traverses the adoption curve at a different rate – some in as few as 6 months and others expected in 3-5 years.

In the U.S., existing reimbursement codes were in place prior to the commencement of commercial sales of the RECELL System. For inpatient treatment of burn patients, U.S. hospitals are reimbursed under DRG (Diagnosis Related Group) Codes based on diagnosis of a patient’s injuries. Future expansion of use of the RECELL System for treatment of burns in the outpatient setting will require us to successfully obtain incremental reimbursement coverage for use of the RECELL System in that setting. In August 2020, we filed a Transitional Pass-through Payment Application (“TPT”) with The Centers for Medicare & Medicaid Services (“CMS”) to support separate, additional Medicare payment for use of the RECELL System. If approved, CMS would create a new “C code” and would allow use of the RECELL System to be billed and paid separately in hospital outpatient facilities and ambulatory surgical centers. On July 19, 2021, CMS released the 2022 Medicare Hospital Outpatient Prospective Payment System proposed rule which contained a review of RECELL’s Transitional Pass-through Payment application. CMS is inviting public comment on whether the RECELL System meets the device pass-through payment criteria discussed in the document. The Company expects to be informed of CMS’s decision on our TPT submission towards the end of December 2021, with the code expected to go into effect in early 2022. Importantly, the Company will then need to work with commercial carriers to ensure broader coverage once the code has been granted. The TPT code is not indication specific, so as AVITA gains approval of additional indications outside of acute thermal burn treatment, the same code will apply. For physicians, CPT (Current Procedural Terminology) codes for use in RECELL System procedures are recommended by the American Burn Association and are the same for both inpatient and outpatient use.

Outside of the U.S., Japan is the second largest healthcare market.  There are approximately 6,000 patients/per year who suffer from severe burns in Japan who would be a target for the RECELL System. Large patient populations coupled with healthy reimbursement coverage makes Japan an attractive market for the RECELL System. In February 2019 we entered into a collaboration with Cosmotec Company, Ltd (“COSMOTEC”), an M3 Group company, to market and distribute the RECELL System for the treatment of burns, other wounds, and vitiligo in Japan. We continue to work with COSMOTEC to advance our application for approval to market the RECELL System in Japan pursuant to Japan’s Pharmaceuticals and Medical Devices Act (“PMDA”). The Company anticipates regulatory approval in Japan by the end of December 2021 and that COSMOTEC will commercially launch RECELL in Japan during calendar year 2022. Although RECELL was submitted for a broad indication for use including all acute wounds and vitiligo, it is unclear whether the PMDA will grant COSMOTEC labelling outside of burns where the Company has the most robust data.

Given the size and concentration of the U.S. & Japanese markets, our commercial efforts are almost exclusively focused on these geographies. Our highly limited effort in other non-U.S. regions is based on our assessment that the acute burn market in many countries is proportionately less than the market in the U.S., and the investments in full marketing and sales including the effort to obtain reimbursement are not justified until we have obtained pivotal clinical results in additional indications. In Australia and Europe, the RECELL System is no longer actively promoted, and our commercialization efforts are limited to filling sales orders as received from a small group of customers previously trained in use of the product. As additional pivotal data for the RECELL System are generated in additional indications, we plan to accelerate commercialization of the RECELL System in countries outside the U.S. through a combination of collaborations and direct efforts, depending upon the region and indication.

Soft Tissue Reconstruction

Soft tissue reconstruction includes treatment of injuries caused by non-burn trauma, including excision of infected tissue, such as necrotizing soft tissue infections. While minor skin defects may be primarily closed with sutures or standard wound care, larger open defects require more complicated approaches, including skin grafts, tissue flaps and dermal matrices.

Similar to the burns indication, soft tissue reconstruction is associated with large areas of skin loss and as such, some of the top unmet needs identified by surgeons are closely aligned:

•	Reduced donor skin harvesting
•	Reduced scarring
•	Reduced pain
•	Uniform pigmentation with surrounding skin

Given the interest to reduce donor skin harvesting, just as with the burns indication, we designed a clinical trial to demonstrate the use of less donor skin without compromising healing outcomes relative to conventional autografting. The trial is essentially a repeat of the successful previous trial in full-thickness burns, but with a population of patients with full-thickness, non-burn injuries.

On September 17, 2019, the FDA approved an Investigational Device Exemption (“IDE”) to conduct a pivotal trial evaluating the safety and effectiveness of the RECELL System in combination with meshed autografting for the treatment of acute full-thickness skin defects. Subsequently, on March 2, 2020, we initiated a prospective, multi-center, randomized controlled study for soft tissue reconstruction with the enrollment of the first patient at the Arizona Burn Center at Valleywise Medical Health Center in Phoenix, AZ. Each patient will have a control wound treated with conventional skin grafting and a wound treated with expanded skin grafting in combination with RECELL. Enrollment of this pivotal study is ongoing. As of the end of our 2021 fiscal year, we had enrolled 32 out of 65 patients and we expect enrollment to be completed during calendar year 2022.

Open wounds associated with traumatic injuries caused over 4.5 million hospital visits in the U.S. in 2017, and traumatic wounds rank among the five most costly medical conditions. We estimate that the total annual addressable market for RECELL in soft tissue reconstruction is approximately $1 billion. Approximately 80% of our current burn accounts represent opportunities for use of RECELL in soft tissue reconstruction. We plan to build out our existing field team to cover >400 target accounts in acute wounds (representing burn and high-volume trauma accounts). As such, our estimated annual serviceable addressable market in soft tissue reconstruction is approximately $450 million. Degloving (a type of injury where the skin is ripped from the underlying tissue), abrasions and infectious disease (e.g., necrotizing soft tissue infections, like flesh-eating disease), have the greatest stated intent to use, based on market research. We believe RECELL will be used in both the inpatient & outpatient settings and in general, with wounds 5% TBSA and larger.

From a reimbursement perspective, the same CPT (physician payment) coding that is currently being used in burns can be leveraged. Assuming we are successful securing an outpatient TPT code, this same TPT code, which is not indication specific, could be utilized for soft tissue reconstruction.

RECELL has been successfully used outside the U.S. for many years and there exist several case reports on the treatment of traumatic injuries (soft tissue reconstruction) that have been the subject of peer-reviewed scientific publications and presentations at medical conferences. Patients with traumatic injuries have also been treated using the RECELL System under the U.S. Compassionate Use program and although AVITA does not promote the use of RECELL in soft tissue reconstruction in the U.S., some surgeons have started successfully using the product. This is not surprising as many burn surgeons also work in Level 1/Level 2 trauma centers and treat a great deal of traumatic wounds and as mentioned earlier, acute wounds (regardless of burn or non-thermal origin) present the same unmet needs and have similar treatment protocols. In summary, soft tissue reconstruction is a significant opportunity which AVITA can pursue leveraging its existing resources. Further, this opportunity is significantly de-risked based on the historical performance of the product in this indication.

Vitiligo

Vitiligo is a disease that causes the loss of skin pigmentation, or color, in patches that tend to increase in size over time. The extent and rate of color loss from vitiligo is unpredictable, can affect the skin on any part of the body, and may also affect hair and the inside of the mouth. Vitiligo occurs when melanocytes, the pigment-producing skin cells, die or stop producing melanin, the pigment that gives skin, hair, and eyes color. Vitiligo is believed to be an autoimmune disorder in which a patient’s immune system attacks and destroys the melanocytes in the skin. It may also be caused by heredity factors or a triggering event, such as sunburn, stress, or exposure to industrial chemicals. Vitiligo affects people of all skin types, but it may be more noticeable in people with darker skin. It is estimated that worldwide vitiligo prevalence is between 0.5-2% of the population. The condition is not life-threatening or physically painful, but it can significantly alter physical appearance, have negative emotional and psychological consequences, and impair quality of life.

Vitiligo cannot be cured at present, and medical treatments generally fall into one of two categories:

1.

Treatments to arrest the spread of vitiligo, such as steroid creams and non-steroidal anti-inflammatory creams. There are also a number of therapies under development designed to target the underlying autoimmune disease. One challenge in terms of achieving the desired patient outcome is that stopping the spread of vitiligo may not restore pigmentation to the areas already damaged.

2.

Treatments to restore pigmentation include skin grafting, laser phototherapy (with and without topicals), and Melanocyte-Keratinocyte Transplantation Procedure (“MKTP”). MKTP requires expensive and substantial laboratory equipment and is currently only available in 4 locations in the U.S.

RECELL does not treat the underlying disease. Rather, it addresses the second category only and works to restore pigmentation. The key unmet need is a durable, one-time treatment that has potential to be scalable. MKTP has been proven to be effective but is only available in 4 U.S. locations due to complexity and the associated substantial investment in lab equipment. The procedure is also lengthy (3 hours). RECELL is a similar procedure, however, it can be done in as little as 30 minutes, in any dermatology setting. Compared to MKTP, RECELL is essentially a lab in a box that can be easily distributed.

Interest in vitiligo treatment tends to increase in individuals who have lesions in more visible areas (such as the face and hands) as well as the younger population (<40). We estimate that there are approximately 1.3 million people in the U.S. with stable vitiligo who would be both eligible and interested in a surgical approach which equates to a total addressable market of over $5 billion. The RECELL treatment is initially anticipated to be provided by a vitiligo specialist and surgical dermatologist in the office setting and we estimate that this will likely not exceed 1,000 physicians. Approximately 188,000 vitiligo patients who have insurance or the ability to pay are likely at those target call points, and this equates to a serviceable market opportunity of approximately $750 million.

The market is expected to grow, especially over the next decade with the advent of novel treatment options including oral and topical Janus Kinase (“JAK”) inhibitors. Although these new products will both stabilize and re-pigment some patients, it is anticipated that many patients will need additional modes of treatment for re-pigmentation. Further, large pharmaceutical companies with assets in development will likely invest in disease awareness campaigns which will further grow consumer awareness and the market.

 On December 23, 2019, the FDA approved our IDE application to conduct a feasibility study evaluating the safety and effectiveness of the RECELL System for re-pigmentation of depigmented lesions associated with stable vitiligo. This study is a single site study being conducted at the University of Massachusetts Medical School in ten (10) patients that have had vitiligo stable for at least one year. Areas of the vitiligo lesion will be randomly treated with slightly varying cell suspensions prepared using RECELL to confirm response rates and optimal suspension parameters, as well as to compare outcomes and cell suspension characteristics with MKTP. The randomized controlled study’s primary effectiveness measure is the percent area of repigmented skin 24 weeks after treatment, as evaluated by a clinician blinded to the treatment assignment. Additional effectiveness data collected over the course of the 24-week study will include blinded evaluator categorization of treatment success and patient rating of repigmentation. The Company commenced enrollment in the vitiligo feasibility study in September 2020 and as of the end of the 2021 fiscal year had completed treatment of 5 of the 10 patients.

In addition to the abovementioned feasibility study, on July 1, 2020, the FDA approved our IDE application for a pivotal study in vitiligo which is titled “A Prospective Multi-Arm Blinded-Evaluator Within-Subject Randomized Controlled Clinical Study to Investigate the Safety and Effectiveness of RECELL for Repigmentation of Stable Vitiligo.” The primary endpoint compares the incidence of 80% repigmentation of RECELL-treated areas versus that of phototherapy control-treated areas. The Company commenced enrollment in the vitiligo pivotal study in September 2020 and had treated 16 patients as of June 30, 2021.  While the pivotal trial design initially had 3 separate arms evaluating the clinical performance of varying cell suspensions (1:5, 1:10, and 1:20 donor expansion), we are in discussion with FDA concerning a single-arm design to evaluate only the 1:20 cell suspension. With a single arm design, it will be possible to complete enrollment in the pivotal program during calendar year 2021.

We expect revenue from the vitiligo business to stem from both cash pay as well as patients for whom treatment is covered by insurance. Vitiligo rates a ‘7.61’ on the Dermatology Life Quality Index (“DLQI”), which is in the same range of other aesthetic dermatological disease analogs which receive healthy positive reimbursement such as Rosacea (5.2), Psoriasis (9.3) and Atopic Dermatitis (12.79). As such, we are optimistic that we will achieve both coding and coverage for the desired indication. Further, large commercial carriers such as Cigna have recently announced coverage up to $38,000 annually for excimer laser phototherapy for vitiligo, indicating yet another signal in the importance of therapy for this disease.

The Company has a high degree of confidence that the RECELL System can be an effective therapeutic offering for patients with stable vitiligo. More than 1,000 patients have been successfully treated with the RECELL System for stable vitiligo outside of the U.S., and to date there are eleven (11) publications demonstrating the benefits of the RECELL System in vitiligo. Vitiligo is a large and untapped market with no FDA-approved treatments. RECELL would be the first point-of-care device for preparation of pigment cell suspension which could offer a single application treatment for patients with stable vitiligo.

Epidermolysis Bullosa

The RECELL System has been studied in a wide variety of indications and has been shown to enable patients to regenerate natural healthy skin in instances where the patient’s outer skin covering, or epidermis, has been lost or damaged. In addition to these applications of the RECELL System, we are pursuing related opportunities where the RECELL System’s ability to harness the natural healing capabilities of the body could be augmented with the use of genetically modified cells for treatment of certain genetic skin disorders. In this way, the RECELL System could potentially be used as a vehicle for other therapeutic offerings.

Epidermolysis Bullosa (“EB”) is a rare and incurable group of disorders caused by mutations in genes encoding structural skin proteins. EB is characterized by skin fragility and blistering leading to chronic wounds due to normal mechanical trauma. Dystrophic EB (“DEB”) is often associated with widespread blistering, pain, pruritus, extensive scarring, increased risk of squamous cell carcinoma with increased mortality. Signs typically occur at birth and persist over a lifetime. Currently, there are no FDA-

approved treatments. All treatment options are palliative—focused primarily on pain and nutritional management, itching relief, and wound care (bandaging) with a significant cost burden ranging from $200,000-$500,000 per year per patient.

In November 2019, AVITA entered into a research agreement with the Gates Center for Regenerative Medicine at the University of Colorado School of Medicine (“Gates Center”) for the purpose of seeking to establish pre-clinical proof-of-concept for a spray-on treatment of genetically corrected cells. Pursuant to this agreement, we are pairing the RECELL System Spray-On Skin Cells technology and expertise with the Gates Center’s innovative patent-pending combined reprogramming and gene-editing technology, to allow the skin cells of patients with EB to function properly. Under the arrangement with the Gates Center, we retain the option to exclusively license technologies emerging from the partnership for further development and commercialization.

There are several products in development for EB, including other gene therapies, but to our knowledge this will be the first spray-on method explored for the delivery of a gene therapy for a genetic skin disease. We expect the developed technology to be widely applicable, and agnostic to the gene correction approach used. Further, Gates Center’s patented approach is unique in that it is designed to correct the underlying defect in the gene and not just augment with additional copies of genes. It also enables a single step, integration-free reprogramming which enables expansion of corrected cells. Further, many of the products in development are targeted at addressing symptoms of the disease and are not curative, while others will require repeat administration versus a “one and done” approach. Others have faced significant developmental delays. In addition, we believe that spray-on delivery of genetically corrected cells for in situ skin regeneration will have significant benefits over epidermal sheet-based delivery. Without the requirement for cultured sheets, delivery of the therapeutic will be faster and more logistically practical without the challenges associated with production and transportation of fragile, confluent sheets. Moreover, Spray-On Skin Cell delivery to patients is significantly less complex as the treatment area is sprayed and dressed as opposed to suturing on an epidermal graft that does not always “take.”

DEB is an orphan disease with a prevalence of approximately 6 per million with the majority of individuals not surviving past their 30th birthday.  In the U.S., we estimate there are approximately 900 EB patients eligible for the technology that we have in development and that the price point would be in the range of $850,000, leading to a $750 million addressable market. We also believe there are potential faster regulatory pathways to market by leveraging FDA programs for orphan diseases, and a high probability of reimbursement success and quick adoption given the dire need from patients.

This agreement marks an important milestone in AVITA’s strategy to expand the potential of our regenerative medicine platform and is another step towards our mission of improving patients’ lives and addressing unmet needs, including those conditions that are driven by genetic aberrations.  Further, this program could enable diversification beyond EB as the technology has potential applicability to other EB sub-types and over 50 other genetic skin disorders such as epidermolytic icthyosis and Hailey-Hailey disease. We expect to realize proof of concept with its EB-related work with Gates Center by the end of December 2021.

Rejuvenation

We believe that reversing aging at a cellular level has the potential to impact rejuvenation by driving functional changes to skin cells. This will be significantly different from existing products, such as cosmeceuticals that supplement proteins to cells, and surgical approaches that do not alter cellular stat but alter tissue morphology. An approach for molecular reversal of the underlying defects resulting in aging could have a profound effect on rejuvenation.

In November 2020, AVITA announced a preclinical research agreement with the Houston Methodist Research Institute (“HMRI”) to explore molecular reversal of cellular aging through a novel cell suspension delivery system. AVITA retains the option to exclusively license HMRI’s patented technology as well as the right of first negotiations to HMRI’s technologies emerging from the partnership for further development and commercialization.  AVITA expects to realize proof of concept with its rejuvenation work with HMRI by the end of December 2021.

HMRI is a compelling partner for this work. Dr. John Cooke and his team have developed a novel, patented approach of telomerase reverse transcriptase delivery to reverse cellular aging and have been widely recognized as leaders in this space with multiple peer reviewed publications, grants, and awards. Further, HMRI has a strong program in translational medicine, including the Center for Rapid Device Translation that supports preclinical testing and GLP environments which could enable rapid translation from research into clinical trials.

American consumers spend over $16 billion on aesthetic procedures per year. 10 million injectable cosmetic procedures were performed in 2019. While these are popular procedures, they do not address skin tone, texture, or tightness. Approximately 350,000 facelift and forehead lift procedures were performed in the same time period. The dramatic differences in procedure volumes are likely due to invasiveness and fear of surgery (including general anesthesia) as well as cost. Consumers are seeking a natural, more youthful appearance and there is a whitespace in the market for a minimally invasive procedure that provides meaningful results.

SALES AND MARKETING

We sell the RECELL System in the U.S. through our direct commercial organization consisting of 23 field personnel who are supported by corporate marketing, reimbursement, scientific and medical affairs, operations, and corporate leadership. The field sales team was recruited and hired subsequent to the September 2018 FDA PMA and trained prior to the U.S. market launch of RECELL in January 2019. Our field organization is composed of highly experienced medical sales representatives as well as former burn nurses averaging 19 years of sales experience and 10 years of burns experience. We believe that our current field organization is of an appropriate size, without significant additions, to reach the burn surgeons and other key decision makers and staff associated within U.S. burn centers.

A primary objective of our field sales team is to build upon burn community awareness that has resulted from an extensive series of RECELL System related burn conference presentations and scientific publications to further expand interest in the clinical and economic benefits of the RECELL System. In addition, our field sales team provides robust clinical case support and staff training. It is not uncommon in the burn community to have rotating staff and it is our commitment for all those working with RECELL to be comfortable with the technology both during the procedure as well as during aftercare.

HUMAN CAPITAL

AVITA’s investment in the U.S. commercial success of RECELL has led to the development of best-in-class teams supporting sales, clinical education and training, reimbursement, medical affairs, as well as corporate management and infrastructure. As of June 30, 2021, we had approximately 108 employees full-time and part-time employees. As of June 30, 2021, 97.3% of our workforce was based in the United States, with a significant number of our management and professional employees having prior experience with leading medical product, biotech, or pharmaceutical companies. None of our employees are covered by collective bargaining agreements.

We embrace differences, diversity and varying perspectives amongst our employee base and are proud to be an equal opportunity employer. We do not discriminate based on race, religious creed, color, national origin, ancestry, physical disability, mental disability, medical condition, genetic information, marital status, sex, gender, gender identity, gender expression, age, military or veteran status, sexual orientation or any other protected characteristic established by federal, state, or local laws. A diverse workforce as well as an inclusive culture and work environment are fundamentally important and strategic to us beginning with our Board of Directors and CEO and extending to all levels of the Company. As of June 30, 2021, our executive leadership team was 50% female, our senior leadership team was 40% female, and our total employee base was 47% female. In addition to promoting gender diversity, we encourage ethnic diverse talent when recruiting as well as provide employee training and development focusing on workplace diversity and inclusion.

INTELLECTUAL PROPERTY

We seek to protect our intellectual property, core technologies and other know-how through a combination of patents, trademarks, trade secrets, non-disclosure and confidentiality agreements, licenses, assignments of invention and other contractual arrangements with our employees, consultants, partners, suppliers, customers, and others. Additionally, we rely on our research and development program, clinical trials, know-how and marketing programs to advance our products and product candidates, and to expand our intellectual property rights.

As of June 30, 2021, we have been granted a total of 56 patents and have 26 pending patent applications worldwide. AVITA owns granted patents in Austria, Australia, Belgium, Brazil, France, Germany, Hong Kong, Italy, Japan, Netherlands, Portugal, Spain, Sweden, Turkey, United Kingdom and USA, as well as pending patent applications in Brazil, Canada, China, Europe, Hong Kong, and the United States. AVITA’s patent portfolio covers AVITA’s core RECELL System, methods of using the RECELL System, the Regenerative Epidermal Suspension (“RES®”) suspension, methods of evaluating the therapeutic potential of RES, methods of preparing a cell suspension with exogenous agents to promote wound healing, as well as to one or more automated systems for tissue processing and preparation of cell suspension. AVITA’s pending patent applications cover an all-in-one RECELL System embodiment, as well as new modifications to RES that are showing potential for therapeutic results. We expect that our research and development pipeline, strategic partnerships with universities, and improvements to the RECELL System and RES will result in additional and diverse patent applications for both compositions of matter and related methods of use in the next calendar year.

In 2019, AVITA filed a Patent Term Extension (“PTE”) application with the U.S. Patent and Trademark Office requesting an extension of the patent term of U.S. Patent No. 9,029,140, “Cell suspension preparation technique and device” as a result of the time required for the FDA regulatory process. If the term extension requested in the PTE application is approved, the patent term of U.S. Patent No. 9,029,140, which covers the RECELL System, will be extended to April 9, 2024. AVITA’s other patents have expected expiration dates ranging from 2022 to 2040.

Additionally, AVITA owns and defends a global trademark portfolio comprising over 120 registered trademarks and pending trademark applications, including the trademarks “RECELL,” “Spray-On Skin,” the RECELL System logo, “RES,” and others in the U.S. and international markets. In addition to patent and trademark protection, we also rely on trade secrets, know-how, and other proprietary information to develop and maintain our competitive position. We have robust confidentiality and invention disclosure procedures in place that incentivize our employees to innovate and allow us to maintain our rights to AVITA innovations.

FACILITIES

AVITA leases approximately 17,500 square feet of administrative and office space in Valencia, CA that is currently leased through July 31, 2022. The Company operates an FDA-registered production plant in Ventura, California, in a 27,480 square foot facility that is currently leased through September 30, 2024. We have two 3-year options to extend the lease, at our sole option, which allows for a total lease extension period through September 30, 2030. We also lease a limited amount of incubator space in Irvine, CA for scientific research and product development activities.

MANUFACTURING, SUPPLY AND PRODUCTION

We produce the RECELL System in the Ventura facility under current Good Manufacturing Practices (“cGMP”) and per ISO 13485, which also meets the regulatory requirements of other jurisdictions in which we sell the RECELL System. We maintain a state of regulatory compliance and inspection readiness at all times, and any future material changes to our production processes for the RECELL System will be submitted for approval to the FDA and regulatory authorities in other jurisdictions as required.

Within the Ventura facility we perform the final manufacturing, assembly, packaging, and warehousing of the RECELL System. Also included within the Ventura facility is a secure controlled-temperature warehouse that complies with the vendor-managed inventory (“VMI”) requirements of the contract with Biomedical Advanced Research and Development Authority (“BARDA”). See below for details.

AVITA sources multiple components, sub-assemblies, and materials from third-party suppliers, who are required to meet our cGMP quality specifications and associated regulatory requirements. To ensure continuity of supply, we maintain multiple sources of supply for key components, subassemblies and materials, and the majority of critical raw materials and services have multiple qualified suppliers. While a small number of materials remain single sourced, we are actively working to qualify and validate additional suppliers for these materials as we continue to evaluate methods of removing risk from the supply chain for the RECELL System. We believe that our current manufacturing capacity at the Ventura facility is sufficient to meet the expected commercial demand for the RECELL System for burns, as well as other indications under development, for the foreseeable future.

AVITA serves the U.S. burn market by shipping the RECELL System directly from our Ventura facility to U.S. burn centers. From time-to-time we also store small quantities of the RECELL System at satellite distribution sites within the U.S. to better support access of the RECELL System to our U.S. customers.

BARDA CONTRACT

We have a contract with the Biomedical Advanced Research and Development Authority (“BARDA”), under the Assistant Secretary for Preparedness and Response, within the U.S. Department of Health and Human Services, valued at approximately $53.4 million. The contract provided funding for the development of the RECELL System.  The contract will continue to provide funding for future use of the product as a medical countermeasure to assist disaster preparedness and response in the U.S. for mass casualty events involving burn injuries. We entered into the contract on September 29, 2015, and the scope has expanded through a number of amendments to the contract. The contract may be terminated earlier at the option of BARDA, but otherwise continues to December 31, 2023.

Under the contract, BARDA has provided funding and technical support for the development of the RECELL System. BARDA funded the completion of two randomized, controlled pivotal clinical trials, as well as Compassionate Use and Continued Access programs, and development of the health economic model demonstrating the cost savings associated with the RECELL System. BARDA exercised a contract option to fund a randomized, controlled clinical trial for a pediatric early intervention study which commenced enrollment in March 2020, and closed to enrollment in June 2021, subsequent to FDA-approval of an expanded RECELL indication for use that includes treatment of pediatric patients. Also included in the BARDA contract was a provision for procurement of the RECELL System under a vendor-managed inventory system to bolster emergency preparedness in the amount of $7.6 million. Further, BARDA expanded the awarded contract to provide supplemental funding of $1.6 million to support the logistics of emergency deployment of RECELL Systems for use in mass casualty or other emergency situations. Delivery of RECELL Systems under the VMI plan was completed during the fourth quarter of fiscal year 2021. As of June 30, 2021, we had received cumulative payments of $30.9 million under the BARDA contract.

COMPETITION

The medical device, biotechnology and pharmaceutical industries are intensely competitive and subject to significant technological change and changes in practice. While we believe that our innovative technology, knowledge, experience, and scientific resources provide us with competitive advantages, we may face competition from many different sources with respect to the RECELL System or any product candidates that we may seek to develop and commercialize in the future. Possible competitors may include medical device, pharmaceutical and wound care companies, academic and medical institutions, governmental agencies, medical practitioners, and public and private research institutions, among others. Any product that we successfully develop and commercialize will compete with both existing therapies and any new therapies that may become available in the future.

Our primary competitor in the burns market is the current standard of care, primarily split-thickness autografts. Although the RECELL System is complementary with autografts for the treatment of many burn injuries, we face competition from this traditional surgical procedure for many burn patients. However, based on our clinical trials, we believe that the RECELL System has sustainable competitive clinical and economic advantages over this current standard of care. We face additional competition in the burns market from other FDA-approved products such as Epicel® provided by Vericel Corporation as well as from Stratagraft® provided by Mallinckrodt.

GOVERNMENT REGULATIONS

FDA and International Regulation

The production and marketing of the RECELL System and any additional product candidates developed in future ongoing research and development activities are subject to regulation by numerous governmental authorities including the FDA in the U.S. and similar agencies in other countries throughout the world.  Pursuant to its authority under the Federal Food, Drug, and Cosmetic Act (FD&C Act), the FDA has jurisdiction over medical devices in the U.S. The FDA regulates the design, development, manufacturing, and distribution of medical devices to ensure that medical products distributed domestically are safe and effective for their intended uses. The FD&C Act classifies medical devices into one of three categories based on the risks associated with the device and the level of control necessary to provide reasonable assurance of safety and effectiveness. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device are categorized as Class III. These devices typically require submission and approval of a PMA. The RECELL System is categorized as a Class III medical device, and in September 2018 the FDA granted our PMA for use in the treatment of acute thermal burns in patients 18 years and older. In June 2021, the FDA approved a supplement to our PMA to expand the use of RECELL in pediatric patients with full-thickness burns. Approval of the RECELL System for use in the treatment of new indications in the U.S. will require additional PMA supplement submissions to the FDA following successful completion of clinical studies.

To support PMA supplements in the U.S. or applications for approval in other regions, the completion of additional clinical and non-clinical studies and supporting development activities will likely be required. Clinical trials can take many years to complete and require the expenditure of substantial resources. The length of time varies substantially according to the type, complexity, novelty and intended use of the product candidate. We cannot make any assurances that once clinical trials are completed by us or a collaborative partner, that we will be able to submit as scheduled a marketing approval request to the applicable governmental regulatory authority, or that such request and application will be reviewed and cleared by such governmental authority in a timely manner, or at all. Although we intend to make use of fast-track and abbreviated regulatory approval programs when possible and commercially appropriate, we cannot be certain that we will be able to obtain the clearances and approvals necessary for clinical testing or for manufacturing and marketing our product candidates. Delays in obtaining regulatory approvals could adversely affect the development and commercialization of our product candidates and could adversely impact our business, financial condition, and results of operations. During the course of clinical trials and non-clinical studies, product candidates may exhibit unforeseen and unacceptable safety considerations. If any unacceptable side effects were to occur, we may, or regulatory authorities may require us to, interrupt, limit, delay or abort the development of our potential products.

Any products manufactured or distributed by us pursuant to regulatory approvals are subject to continuing regulation by the FDA and similar agencies in other countries, including maintaining records supporting manufacturing and distribution under Current Good Manufacturing Practice (“cGMP”) regulations, periodic reporting, advertising, promotion, compliance with any post-approval requirements imposed as a conditional of approval, recordkeeping and reporting requirements, including adverse events experiences. After approval, material changes to the approved product, such as adding new indications or other labeling claims, or changes to the manufacturing process, are subject to prior approval by FDA and other regulatory agencies. Medical device manufacturers and their subcontractors are required to register their establishments with the FDA, certain state agencies and international agencies.

Subcontractors are subject to periodic announced and unannounced inspections by the FDA and other agencies for compliance with cGMP requirements. We have established processes in place for categorization of vendor criticality and the associated activities for qualification and monitoring of vendors. These activities include but are not limited to, requiring certification of supplier in conformance to relevant cGMP regulations and other FDA and international agency regulatory requirements, approved supplier lists, and regular Company conducted audits. In addition, all goods and services purchased from suppliers by us must be purchased from only those suppliers on the approved supplier list. Furthermore, the Company itself will continue to comply with all relevant FDA requirements and regulations and any applicable international agency regulatory requirements in its continued manufacturing and promotion of its FDA approved commercial product.

In addition to FDA approval in the U.S., the RECELL System is TGA-registered in Australia for use in the treatment of burns, acute wounds, scars, and vitiligo. In the European Union, the RECELL System has received CE-mark approval for the treatment of burns, chronic wounds, scars, and vitiligo. In February 2019, our marketing partner COSMOTEC filed a Japan’s Pharmaceuticals and Medical Devices Act (“JPMDA”) application for approval to market the RECELL System in Japan for the treatment of burns and other wounds. The JPMDA has accepted the application and the review is ongoing with approval expected to occur during 2021.

HEALTHCARE LAWS AND REGULATIONS

AVITA is a manufacturer of a medical device and therefore we are subject to regulations by the FDA and various federal and state healthcare laws and regulations. These regulations govern our advertising and promotional practices, our interactions with healthcare providers (HCPs), and our reporting of any payments made to HCPs. AVITA is committed to the highest standards of business conduct in accordance with the AdvaMed Code of Ethics.

Interactions with Healthcare Providers

Providing any benefits or advantages to HCPs in order to induce or encourage the use or referral of AVITA products is strictly prohibited by both U.S. and international laws and regulations. Restrictions under applicable Federal and State healthcare laws and regulations include but are not limited to the following:

•

The Federal healthcare Anti-Kickback Statute (“AKS”). AKS prohibits any person from soliciting, offering, receiving, or providing any remuneration in cash or in kind, whether directly or indirectly, to induce or reward the referral, purchase, lease, order, or recommendation of any item or service for which payment may be made in whole or in part under a federal healthcare program such as Medicare and Medicaid

•

The Federal False Claims Act (“FCA”). FCA may be enforced by either the U.S. Department of Justice or private whistleblowers should they choose to bring civil (qui tam) actions on behalf of the federal government. The FCA imposes civil penalties, as well as liability for treble damages and for attorneys’ fees and costs, on individuals or entities who knowingly present, or cause to be presented, claims for payment that are false or fraudulent to the federal government. FCA also imposes similar penalties on those who make a false statement material to a fraudulent claim, or who improperly avoid, decrease, or conceal an obligation to pay money to the federal government

•	State and foreign laws and regulations may apply to sales or marketing arrangements and claims involving healthcare devices or services reimbursed by non-governmental third-party payors

Additionally, certain state laws require medical device companies to comply with voluntary compliance guidelines promulgated by global trade associations and relevant compliance guidance issues by the U.S. Department of Health and Human Services, Office of Inspector General. Such laws prohibit medical device manufacturers from offering or providing certain types of payments or gifts to health care providers; and/or require the disclosure of gifts or payments to healthcare providers.

Interactions with Foreign Officials and Entities

The U.S. Foreign Corrupt Practices Act (“FCPA”) prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party, or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with accounting provisions requiring the companies to maintain books and records that accurately and fairly reflect all transactions of the companies, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. We are also subject to similar regulations under the Australian bribery laws and other anti-corruption laws that apply in countries where we do business.

Federal and State Reporting

Pursuant to the federal Physician Payment Sunshine Act, AVITA is required to report annually to the Centers for Medicare and Medicaid Services within the U.S. Department of Health and Human Services, as well as in accordance with all relevant state marketing reporting regulations, any payments, and transfers of value to physicians and teaching hospitals, as well as other categories of disclosures.

Privacy

AVITA must comply with the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which imposes criminal and civil liability for, among other conduct, making false statements relating to healthcare matters and executing a scheme to defraud any healthcare benefit program.  It also imposes criminal and civil liability and penalties on those who violate requirements such as mandatory contractual terms which are intended to safeguard the security, transmission and use of individually identifiable health information.

Various state and foreign laws also govern the privacy and security of health information such as the European Union General Data Protection Regulation (“GDPR”). GDPR governs the use of individual health data and other personal information and imposes strict obligations and restrictions on the ability to use, access, process, and disseminate health data from clinical trials and adverse event reporting, among others.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

We are subject to extensive environmental, health and safety laws and regulations in a number of jurisdictions, primarily in California and the U.S., governing, among other things: the use, storage, registration, handling, emission and disposal of chemicals, waste materials and sewage; chemicals, air, water and ground contamination; and air emissions and the cleanup of contaminated sites, including any contamination that could result from spills due to our failure to properly dispose of production waste materials. Our operations at our Ventura manufacturing facility produce a small amount of waste materials that are considered minimally hazardous, and we use a third-party waste disposal company to remove any waste generated during operations from the facility. Our activities require permits from various governmental authorities including local municipal authorities. Local and state authorities may conduct periodic inspections in order to review and ensure our compliance with the various regulations. We are not presently aware of any violations or deficiencies. These laws, regulations and permits could potentially require the expenditure by us for compliance or remediation.

AVAILABLE INFORMATION

The Company files annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Exchange Act. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The public can obtain any documents that we file with the SEC at www.sec.gov. In addition, copies of announcements made by the Company to ASX are available on the ASX website (www.asx.com.au) and also, under the heading “Investors: Press Releases” at the following link on our website (https://ir.avitamedical.com/press-releases).  We maintain a website at www.avitamedical.com. Since becoming a domestic U.S. issuer on July 1, 2020, our filings with the SEC, including without limitation, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge  on our website under the heading “Investors: Financials _SEC Filings” at the following link on our website (https://ir.avitamedical.com/financials/sec-filings), as soon as reasonably practicable after we file or furnish them electronically with the SEC.  Information contained on our website is not part of or incorporated into this report.

ORGANIZATIONAL STRUCTURE

The Company has a total of six subsidiaries and their corporate details and business activities are listed below:

Subsidiary Name	Place of Incorporation	% Held	Business Purpose
AVITA Medical Pty Limited	Australia	100	Operating Company
AVITA Medical Americas, LLC	Delaware	100	U.S. operations
AVITA Medical Europe Limited	United Kingdom	100	EMEA operations
Visiomed Group Pty Ltd	Australia	100	Asia Pacific Operations
C3 Operations Pty Ltd	Australia	100	Holding company

Subsidiary Name	Place of Incorporation	% Held	Business Purpose
Infamed Pty Ltd	Australia	100	Inactive

Item 1A. RISK FACTORS

Our business faces significant risks. You should carefully consider all of the information set forth in this annual report, including the following risk factors. Our business, results of operations, and financial condition could be materially and adversely affected by any of these risks, and in such event, the trading price of our common stock would likely decline, and you might lose all or part of your investment. This Annual Report also contains forward-looking statements that involve risks and uncertainties, and our results could materially differ from those anticipated in these forward-looking statements. See “Forward-Looking Statements” included elsewhere within this Annual Report for a discussion of certain risks, uncertainties and assumptions associated with these statements.

Risks Related to Our Business Operations

We have experienced significant losses, expect losses to continue for the foreseeable future and may never achieve or maintain profitability.

Although we have begun full scale marketing and sales of our RECELL® System in the United States and other jurisdictions, such sales have been limited to date and we have not yet obtained profitability. We had a total net loss of $26.6 million, $42 million, and $25.1 million for our fiscal years ended June 30, 2021, 2020 and 2019, respectively. We have incurred a cumulative deficit of $221.5 million through June 30, 2021. We anticipate that we may continue to incur losses at least until U.S. sales of the RECELL System are adequate to fund operating expenses. We may not be able to successfully achieve or sustain profitability. Successful transition to profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure, including in new markets for which we are not presently approved.

We are dependent on our contract with the U.S. Biomedical Advanced Research and Development Authority (“BARDA”), and if we do not continue to receive funding under this contract, we may need to obtain alternative sources of funding.

We have a contract with BARDA valued currently at $53.4 million related to funding for the development of the RECELL System and future use of the product to assist disaster preparedness and response in the United States for mass casualties involving burn victims. As of June 30, 2021, we had received cumulative payments of $30.9 million under the BARDA contract. Under the contract BARDA has agreed to fund and provide technical support for the development of the RECELL System including two randomized, controlled pivotal clinical trials, Compassionate Use and Continued Access programs, development of the health economic model demonstrating the cost savings associated with the RECELL System, and a randomized, controlled clinical trial in pediatric scald patients. Also included in the BARDA contract is a provision for the future procurement of the RECELL System by BARDA under a vendor-managed inventory system to bolster disaster preparedness which BARDA initiated procurement for in July 2020. As of June 30, 2021, a total of 5,614 RECELL system units have been delivered into the VMI and accepted by BARDA. Any reduction or delay in BARDA funding may force us to seek alternative funding, which may not be available on non-dilutive terms, terms favorable to us or at all, or cease our development programs related to the BARDA contract.

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

Development and commercialization of our products require successful completion of the regulatory approval process and may suffer delays or fail. We may be unsuccessful in obtaining additional approvals for our RECELL System for the treatment of trauma injuries and skin conditions such as vitiligo

In the United States, as well as other jurisdictions, we have been and will be required to apply for and receive regulatory authorization before we can market our products. Although our RECELL System has been approved for use in the treatment of acute partial-thickness thermal burn wounds in patients 18 years of age and older or application in combination with meshed autografting for acute full-thickness thermal burn wounds in pediatric and adult patients in the United States, we will have to apply for a supplement to our PMA approval to market the product for use in the treatment of trauma injuries and vitiligo. We plan to expand into each of these indications and will need to apply for a supplement to our PMA approval with the FDA in connection with each proposed additional indication. While clinical trials for such uses are presently underway or planned, there can be no assurance that we will be successful in those clinical trials or ever receive approval by the FDA for the use of our RECELL System for such additional applications. Such a failure of approval would have a material negative effect on our future prospects. In Australia, the RECELL System is approved to use for the treatment of burns, acute wounds, scars and repigmentation (vitiligo). In the EU the product has been approved for the treatment of burns, chronic wounds, scars, and vitiligo. We will require additional clinical data or approvals from regulatory authorities within these countries to market the product for the treatment of other indications, and from any other jurisdictions in which we seek to market the product. This process can be time consuming and complicated and may be unsuccessful or otherwise result in unanticipated delays or fail altogether. To secure marketing authorization, an applicant generally is required to submit an application that includes the data supporting preclinical and clinical safety and effectiveness as well as detailed information on the manufacturing and control of the product, proposed labeling and other additional information. Before marketing authorization is granted, regulatory authorities may require the inspection of the manufacturing facility or facilities and quality systems (including those of third parties) at which the product candidate is manufactured and tested, as well as potential audits of the non-clinical and clinical trial sites that generated the data cited in the marketing authorization application.

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

Additionally, any future regulatory approvals that we receive may also contain requirements for costly post-marketing testing and surveillance to monitor the safety and effectiveness of the product. Once a product is approved, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export, and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submission of safety and other post-marketing reports, registration, and continued compliance with good manufacturing practices for any clinical trials that we conduct post-approval.

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

There can be no guarantee that the above reimbursement codes will not be withdrawn, reduced, consolidated or otherwise be altered in a manner which is not supportive of ongoing commercial use of the RECELL System. In addition, we are also seeking a Transitional Pass-through Application (“TPT”) to support additional Medicare payment in the outpatient and the ambulatory surgical setting, and there can be no guarantee that the TPT will be approved, or we will be available in an amount or manner that supports our commercialization efforts.

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

These risks could be exacerbated by our limited experience as an entity with large-scale commercial manufacturing. As demand for our products increases, we will have to invest additional resources to purchase raw materials and components, sub-assemblies and materials, hire and train employees and enhance our manufacturing processes. If we fail to increase our production capacity efficiently to meet demand for our products, we may not be able to fill customer orders on a timely basis, our sales may not increase in line with our expectations and our operating margins could fluctuate or decline. It may not be possible for us to manufacture our products at a cost or in quantities sufficient to make these products commercially viable or to maintain current operating margins, all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, we are continually identifying additional third-party manufacturers who could serve if necessary, as replacement manufacturers should the need arise.

We rely on third parties to conduct, supervise and monitor our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drug product candidates and our business could be substantially harmed.

We rely on clinical research organizations (“CRO”), and clinical trial sites to ensure our clinical trials are conducted properly and on time. While we will have agreements governing their activities, we will have limited influence over their actual performance. CROs manage and monitor the clinical trials, duties and functions, and we will control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

As a result of COVID-19, other pandemics, or inadequate funding, the FDA and other government agencies may have resource constraints which could limit their ability to review and approve our applications in a timely manner, thus negatively impact our business.

The FDA’s ability to review and approve regulatory submissions is impacted by staffing levels, funding levels and emergency priorities.  The time to review submissions can vary from time to time.   If a prolonged delay occurs in the review of any application from the Company, our business could be adversely impacted.

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

A cyber security incident could be disruptive to our business, compromise confidential data, cause reputation harm, and subject us to litigation and federal and state governmental inquiries.

We collect and store sensitive business and other information, including intellectual property and trade secrets, on our networks.  Our business operations are dependent upon the secure maintenance of this information.  Despite our efforts to secure this information, there can be no assurance that cyberattacks and other threats from malicious persons and groups will not cause harm to or disrupt our business and operations.  As a result, cyber security and the continued development and enhancement of our controls, processes and practices designed to protect our information systems from attack, damage or unauthorized access remain a priority for us.  We may be required to expend significant additional resources to protect against cyber threats.  A cyber attack may result in a material adverse effect on our financial position and results of operations and harm our business reputation.

We rely on information technology systems for critical business functions and the operations of our business.

We rely upon complex, integrated information technology (IT) systems in our business functions including our quality systems to operate our business.  If any of our IT systems were to be disrupted or fail, our business could suffer irreparable harm, financial loss, and our operations would be adversely impacted.

The burn industry is subject to seasonal sales patterns and other variations which impact our revenue and operating cash flows.

In the past, the burn industry has been characterized by a high degree of seasonality.  Typically, relatively high levels of burn incidences have been realized in the summer months and low levels of burn incidences have been realized in the early winter months.  As a result, a significantly higher percentage of our annual revenues have historically been recognized in the third quarter and the lowest percentage of annual revenues in the first quarter of a given calendar year.  The seasonality of burn related cases, exacerbated by COVID-19 influences, impact our revenues, thus making it difficult accurately predict future revenues and may prevent us from achieving our quarterly or annual forecasts or meeting or exceeding the expectations of research analysts or investors, which in turn may cause our stock price to decline.

The markets in which we operate are highly competitive and innovative.  Our competitors may develop products that render our products less attractive or obsolete and our business may deteriorate.

The markets for our products are highly competitive and our competitors may develop products that may more effectively compete with our products, thus negatively impacting our sales, financial conditions and business prospects.  Our competitors may have significantly more financial and other resources to invest in product development.  We must continue to develop and market new products, or we risk our products becoming obsolete, in which case, our revenues may decline, and our business prospects may suffer.

Product development is an expensive, uncertain and lengthy process.

We have significant product development projects ongoing that, if successful, are intended to improve the ease and use of our device in our current burn indication as well as planned future indications in soft tissue reconstruction, vitiligo and otherwise.  The costs, timeline and ultimate success of these product development programs are subject to risk and uncertainty.  If the Company is not able to develop and obtain regulatory approval for these products in development in a timely fashion and within budget, our business prospects and financial condition may suffer.

Compliance with environmental, health and safety requirements is costly and, if not achieved, could result in material financial fines and penalties, expensive lawsuits, cessation of business operations, and a material adverse impact on the business.

Our manufacturing and other processes may involve the use of hazardous materials subject to federal, state, and local and foreign environmental requirements.  Under some environmental laws and regulations, we could be held responsible for costs at third-party sites that we have used for waste disposal, or for contamination at our past or present facilities.  Failure to comply with current environment laws, or future laws, could result in significant fines, penalties and expenses which could have an adverse impact on our financial condition.

Our future targeted indications would require us to obtain a Biologics License Application (“BLA”) for cell and gene therapy approval by the FDA (as opposed to PMA approval for a device).  BLA’s are subject to greater FDA scrutiny, as well as significantly more time and expense than a PMA.  If we are unable to obtain FDA approval for future BLAs, our future financial condition, prospects and results would be adversely impacted.

The FDA requires a BLA for future cell and other biologic therapy candidates.  The BLA is a request for permission to deliver or introduce a biologic product into interstate commerce in the U.S.  The FDA undertakes a detailed and rigorous review of BLA candidates including pre-approval inspections of manufacturing facilities as well as pre and post approval clinical trials.  If these commitments are not met, the FDA can withdraw the product from the market.

We may be subject to civil and criminal penalties if the FDA determines that we have marketed or promoted our products for off-label usage.

We are prohibited from promoting our products for uses that are inconsistent with the uses that have been approved by the FDA - also known as “off-label” uses. More specifically, we may not make claims, in our promotion materials, website or otherwise, about the use of any RECELL products which are outside of their approved labeling and indications. If the FDA determines that our marketing activities constitute off-label promotion, the FDA could impose fines and penalties on the Company and our executives, withdraw or recall our approved product from the market, as well as limit our product from off-label usage.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products, treatments or procedures that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than our RECELL System or any future products we develop. Many of our current or future competitors may have significantly greater financial resources and experience and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we may have. Mergers and acquisitions in the pharmaceutical, medical device, and biotechnology industries or wound care markets may result in increased concentration of resources among a smaller number of our competitors. Other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These companies compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

If we are unable to effectively protect our intellectual property, we may not be able to operate our business and third parties may be able to use and profit from our technology, both of which would impair our ability to be competitive

Our success will be heavily dependent on our ability to obtain and maintain meaningful patent protection for our technologies and products throughout the world. Patent law relating to the scope of claims in the technology fields in which we will operate is still evolving. The amount of ongoing protection for our proprietary rights therefore is uncertain. We will rely on patents to protect a significant part of our intellectual property and to enhance our competitive position. However, our presently pending or future patent applications may be denied, and any patent previously issued to us or our subsidiaries may be challenged, invalidated, held unenforceable or circumvented. In particular, we filed a patent Term Extension application with the U.S. Patent and Trademark  Office requesting an extension of our commercial patent that covers the RECELL System, U.S. Patent No. 9,029,140. If the term extension is approved, the patent term will be extended to April 9, 2024.  Without such approval, our RECELL System patent will expire in 2022 which could prevent us from defending our patent in the event a competitor infringes on our RECELL System by producing the same type of product.  Furthermore, the patent protections we have been granted may not be broad enough to prevent competitors from producing products similar to ours. In addition, the laws of various foreign countries in which we may compete, such as China, may not protect our intellectual property to the same extent as do the laws of the United States. If we fail to obtain adequate patent protection for our proprietary technology, our ability to be commercially competitive will be materially impaired.

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

Our current and future relationships with investigators, health care professionals, consultants, third-party payors, and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws regulate the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our products for which we obtain marketing approval. Such laws include:

•

the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation; in addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

•

the federal false claims laws including the civil False Claims Act, which can be enforced through civil whistleblower or qui tam actions, and civil monetary penalties laws, which impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented to the federal government, claims for payment that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or knowingly making, or causing to be made, a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; in addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

•

HIPAA imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false or fraudulent statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information on health plans, health care clearing houses, and certain health care providers, known as covered entities, and their business associates, defined as independent contractors or agents of covered entities that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity as well as their covered subcontractors;

•	a number of federal, state and foreign laws, regulations, guidance and standards that impose requirements regarding the protection of health data that are applicable to or affect our operations;
•

the federal transparency requirements, sometimes referred to as the “Sunshine Act,” under the Patient Protection and Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other "transfers of value" made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding their relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to our business practices, including but not limited to, research, distribution, sales, and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require medical device companies to comply with the  industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require medical device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing, as well as state and local laws that require the registration of sales representatives; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

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

Macroeconomic and Social Risks

Our business, results of operations and financial condition may be adversely impacted by the COVID-19 pandemic.

The COVID-19 pandemic has negatively affected the U.S. and global economies, disrupted global supply chains, resulted in significant travel and transport restrictions, and created significant disruption of the financial markets. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it is impacting our employees, product development, customers and supply chain. We are unable to predict the ultimate impact that the COVID-19 pandemic may have on our business, future results of operations, financial position or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic and recovery will depend largely on future developments, which are highly uncertain and cannot be accurately predicted.

We may experience additional operating costs due to increased challenges with our workforce (including as a result of illness, absenteeism or government orders), access to supplies, capital, and fundamental support services (such as shipping and transportation). Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting supply chain disruptions, economic recession or depression. Furthermore, the impacts of potential worsening of global economic conditions, inflation resulting from government interventions and stimulus, and continued disruptions to and volatility in the financial markets remain unknown.

The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this section, any of which could have a material adverse effect on us. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

Adverse changes in general economic conditions or uncertainty about future economic conditions, including economic uncertainty from the current pandemic, could adversely affect us.

We are subject to the risks arising from adverse changes in general economic market conditions, including the negative impact to the U.S. and global economy from the COVID-19 pandemic. Uncertainty about future economic conditions could negatively affect our current and prospective customers causing them to delay the purchase of our products. Poor economic conditions could harm our business, financial condition, operating results and cash flows.

The COVID-19 pandemic may significantly disrupt our workforce and internal operations.

The COVID-19 pandemic may significantly disrupt our workforce if a significant percentage of our employees are unable to work due to illness, quarantines, government actions, facility closures in response to the pandemic, fear of acquiring COVID-19 while performing essential business functions, or as a result of changes to unemployment insurance where unemployed workers can receive, in the short-term, benefits in excess of what would be offered for working for us. As part of our response to the pandemic, during the course of fiscal year 2021, we instituted remote work schedule for employees at the Valencia location, mandatory masks and gloves and social distancing for employees at the Ventura location and no outside visitors were allowed unless due to a scheduled or unscheduled audit or regulatory inspection, in which case such third parties were required to wear masks and gloves and maintain social distancing. While we believe these changes have adequately addressed our business needs, we cannot guarantee that we will be able to continue to adequately staff our operations when needed. We cannot predict the extent to which the COVID-19 pandemic may disrupt our workforce and internal operations.

We have taken certain precautions due to the COVID-19 pandemic that could negatively impact our business.

In response to the COVID-19 pandemic, we have taken measures intended to protect the health and well-being of our employees, customers, and communities, which could negatively impact our business. These measures include temporarily requiring all non-essential employees (personnel whose roles allow) to work remotely, restricting work-related travel except for direct onsite service to our customers, restricting non-essential visitors from entering our sites, increasing the frequency and extent of cleaning and disinfecting facilities, workstations, and equipment and developing social distancing plans. The health of our workforce, customers and communities is of primary concern and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and others. In addition, our management team has, and will likely continue to, spend significant time, attention and resources monitoring the COVID-19 pandemic and seeking to manage its effects on our business and workforce. The extent to which the pandemic and our precautionary measures may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time.

Risks Relating to Our Common Stock and CDIs

We have never paid a dividend on our common stock and CDIs and do not intend to do so in the foreseeable future, and consequently, investors’ only opportunity to realize a return on their investment in the Company is through the appreciation in the price of our common stock and CDIs.

We do not anticipate paying cash dividends on our common stock and CDIs in the foreseeable future and intend to retain all earnings, if any, for our operations. If we decided to pay dividends at some future time, we may not have sufficient funds legally available to do so. Even if funds are legally available for distribution, we may be unable to pay any dividends to our stockholders because of limitations imposed by a lack of liquidity. Accordingly, our stockholders may have to sell some or all of their common stock or CDIs (as applicable) in order to generate cash flow from their investment. Our stockholders may not receive a gain on their investment when they sell their common stock or CDIs and may lose some or all of their investment. Any determination to pay dividends in the future on our common stock and CDIs will be made at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law, capital requirements, and other factors that our board of directors deems relevant.

As long as we remain subject to the rules of the ASX and of NASDAQ, we will be unable to access equity capital without shareholder approval if such equity capital sales would result in an equity issuance above regulatory thresholds and consequently, we may be unable to obtain financing sufficient to sustain our business if we are unsuccessful in soliciting requisite shareholder approvals.

Our ability to access equity capital is currently limited by ASX Listing Rule 7.1, which provides that a company must not, subject to specified exceptions, issue or agree to issue during any consecutive 12-month period any equity securities, or other securities with rights to conversion to equity, if the number of those securities in aggregate would exceed 15% of the number of ordinary securities on issue at the commencement of that 12-month period unless shareholder approval is obtained.

Our equity issuances will be limited by ASX Listing Rule 7.1 so long as we continue to be listed on the ASX and this constraint may prevent us from raising the full amount of equity capital needed for operations without prior shareholder approval.

In addition to ASX Listing Rule 7.1, we are also subject to NASDAQ Listing Rule 5635(d), commonly referred to as the NASDAQ 20% Rule, which requires shareholder approval of a transaction other than a public offering involving the sale, issuance, or potential issuance by a company of common stock (or securities convertible into or exercisable for common stock) equal to 20% or more of the common stock, or 20% or more of the voting power outstanding before the issuance for less than the greater of book or market value of the shares. While less restrictive than ASX Listing Rule 7.1, the operation of the NASDAQ 20% rule could limit our ability to raise capital through issuance of common stock or convertible securities without jeopardizing our listing status. If we were to violate the NASDAQ 20% rule, the Company would be subject to delisting from NASDAQ and share prices and trading volumes would likely suffer.

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

The market price and trading volume of our common stock and CDIs may be volatile and may be affected by variability in our performance from period to period and economic conditions beyond management’s control.

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

If research analysts publish unfavorable commentary or downgrade our common stock or CDIs it could adversely affect our share price and trading volume.

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

General Risk Factors

If we fail to manage our growth effectively, our business could be disrupted.

Our future financial performance and ability to successfully commercialize our products, which is not guaranteed, and to compete in the market will depend, in part, on our ability to manage any future growth effectively. We expect to make significant investments to facilitate our future growth through, among other things:

•	new product development;
•	clinical development of our RECELL System to such areas trauma injuries and vitiligo;
•	clinical trials for additional indications; and
•	funding of our marketing and sales infrastructure.

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

Anti-corruption laws generally prohibit us and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under these anti-corruption laws. In addition, we cannot predict the nature, scope, or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

Our principal corporate office is located at 28159 Avenue Stanford, Suite 220, Valencia, California 91355. We lease the 17,500 square foot facility under on lease agreement that, as amended, expires on July 31, 2022. Our production plant in Ventura, California, is a 27,480 square foot facility that we lease through September 30, 2024 with the right to extend the lease, at our sole option, as a result of two, three-year, options that allow us to extend the lease up to an additional six years in total. We do not own any real property. We believe that leased facilities are adequate to meet current needs and that additional facilities will, if required, be available for lease to meet future needs.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

AVITA Medical, the former parent company of the AVITA Group, began as a laboratory spin-off in the Australian State of Western Australia. AVITA Medical was formed under the laws of the Commonwealth of Australia in December 1992 and has operated as AVITA Medical since 2008. AVITA Medical’s ordinary shares originally began trading in Australia on the ASX on August 9, 1993. AVITA Medical’s ADSs traded over the counter on the OTCQX under the ticker symbol “AVMXY” from May 14, 2012 through September 30, 2019 and its ADSs began trading on the NASDAQ on October 1, 2019, under the ticker symbol “RCEL”.

Since completion of the Redomiciliation on June 29, 2020, the Company’s common stock has been quoted on NASDAQ under the ticker symbol “RCEL” and the Company’s CDIs have been quoted on the ASX under the ticker code “AVH”. One share of common stock on NASDAQ is equivalent to five CDIs on the ASX.

Holders

As of July 31, 2021, the Company had approximately 26,473 unique stockholders of record of our common stock (which includes CHESS Depositary Nominees Pty Ltd, who holds all of the outstanding common stock underlying the CDIs of the Company).

Dividends

We have never paid cash dividends to our stockholders or, prior to the Redomiciliation, to the holders of ordinary shares in AVITA Medical. We intend to retain future earnings for use in our business and do not anticipate paying cash dividends on our common stock and CDIs in the foreseeable future. Any future dividend policy will be determined by our board of directors and will be based upon various factors, including our results of operations, financial condition, current and anticipated cash needs, future prospects, contractual restrictions and other factors as our board of directors may deem relevant.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On March 1, 2021, the Company issued 3,214,250 shares of common stock at the offering price of $21.50 per share. The gross proceeds from the offering are approximately $69.1 million. The Company incurred $5.1 million in capital issuance expenses. The offering was made pursuant to a shelf registration statement on Form S-3 (File No. 333-249419) that was previously filed with the SEC on October 9, 2020 and declared effective on October 16, 2020 and that was also publicly released on the ASX (the “Registration Statement”). The final prospectus supplement relating to and describing the terms of the offering was filed with the SEC on February 25, 2021 (in the United States) and released on the ASX on March 1, 2021 (in Australia).  There has been no material change in the planned use of proceeds from this offering as described in the Registration Statement. We invested the funds in short-term, interest-bearing investment-grade securities and government securities. As of June 30, 2021, we have not used any of the net proceeds from the offering. None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

During the year ended June 30, 2020, we completed an institutional placement to raise $81.7 million (through our former parent company, AVITA Medical). We sold the equivalent of 2,033,898 shares at an issue price of $40.17 per share for total net proceeds of $76.6 million, after deducting commission and offering expenses. In addition, an aggregate of the equivalent of 15,853 shares were issued to our directors in lieu of their director fees during the year ended June 30, 2020 under the Director Share Plan that was approved by shareholders in December 2017. Each transaction was exempt from the registration requirements of the Securities Act as a transaction not involving a public offering pursuant to Section 4(2) of the Securities Act.

Item 6. SELECTED FINANCIAL DATA

	Year Ended June 30,
(In thousands, except share and per share data)	2021	2020	2019
Revenues	$29,232	$14,263	$5,474
Cost of sales	(5,949)	(2,973)	(1,271)
Gross profit	23,283	11,290	4,203
BARDA income	2,055	3,926	5,921
Operating expenses:
Sales and marketing expenses (1)	(14,660)	(15,706)	(12,549)
General and administrative expenses (1)	(22,400)	(33,025)	(15,099)
Research and development expenses (1)	(14,818)	(9,164)	(8,004)
Total operating expenses	(51,878)	(57,895)	(35,652)
Operating loss	(26,540)	(42,679)	(25,528)
Interest expense	(22)	(33)	(27)
Other income	17	686	332
Loss before income taxes	(26,545)	(42,026)	(25,223)
Income tax benefit/(expense)	(38)	(4)	121
Net loss	$(26,583)	$(42,030)	$(25,102)
Net loss per common share:
Basic	$(1.17)	$(2.07)	$(1.56)
Diluted	$(1.17)	$(2.07)	$(1.56)
Weighted-average common shares:
Basic	22,674,313	20,290,966	16,064,588
Diluted	22,674,313	20,290,966	16,064,588

(1)	Refer to Note 2 for information about a reclassification of share-based compensation expense for the 2020 and 2019 comparative period.

	Year Ended June 30,
	2021	2020
	(in thousands)
Cash and cash equivalents	$110,746	$73,639
Total current assets	121,330	78,387
Total assets	125,501	82,462
Total current liabilities	7,390	7,709
Total long-term liabilities	2,456	2,352
Total Equity	115,655	72,401

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the years ended June 30, 2021 and 2020, should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report.

Results of Operations

The table below summarizes the results of our continuing operations for each of the periods presented (in thousands).

	Year Ended June 30,		$	%
Statement of Operations Data:	2021	2020	Change	Change
Revenues	$29,232	$14,263	$14,969	105%
Cost of sales	(5,949)	(2,973)	(2,976)	100%
Gross profit	23,283	11,290	11,993	106%
BARDA income	2,055	3,926	(1,871)	(48)%
Operating Expenses:
Sales and marketing expenses	(14,660)	(15,706)	1,046	(7)%
General and administrative expenses	(22,400)	(33,025)	10,625	(32)%
Research and development expenses	(14,818)	(9,164)	(5,654)	62%
Total operating expenses	(51,878)	(57,895)	6,017	(10)%
Operating loss	(26,540)	(42,679)	16,139	(38)%
Interest expense	(22)	(33)	11	(33)%
Other income	17	686	(669)	(98)%
Loss before income taxes	(26,545)	(42,026)	15,481	(37)%
Income tax benefit (expense)	(38)	(4)	(34)	850%
Net loss	$(26,583)	$(42,030)	$15,447	(37)%

Year Ended June 30, 2021, compared to Year Ended June 30, 2020

Total net revenue increased 105% to $29.2 million, compared to $14.3 million in the corresponding period in the prior year.  RECELL® commercial revenues were $21.5 million, while RECELL revenues associated U.S. Department of Health and Human Services’ Biomedical Advanced Research and Development Authority within the Office of the Assistant Secretary for Preparedness and Response (“BARDA”) were $7.7 million.  Revenues associated with BARDA were attributable to the purchase of RECELL units for emergency preparedness by BARDA.  RECELL commercial revenues, increased 50% or $7.2 million.

Gross profit margin was 80% compared with 79% in the same period in the prior year, driven largely by lower shipping costs and increased production along with the extension of our shelf-life.

BARDA income consisted of funding from BARDA, under the Assistant Secretary for Preparedness and Response, within the U.S. Department of Health and Human Services, under ongoing USG Contract No. HHSO100201500028C. Under the BARDA contract, income of $2.1 million was recognized during the year ended June 30, 2021, compared to income of $3.9 million for the year ended June 30, 2020. BARDA income declined as a result of wind-down of certain activities associated with supporting the U.S. FDA approval of the RECEL System as well as the compassionate use, continued access programs and pivotal trials for the treatment of pediatric scald injuries.

Total operating expenses decreased 10% or $6 million to $51.9 million, compared with $57.9 million incurred in the same period in the prior year. Sales and marketing expenses decreased $1 million or 7% to $14.7 million, compared to $15.7 million recognized in the same period in the prior year. The decrease in sales and marketing expenses is primarily due to fewer conferences, lower travel expenses due to COVID-19 related travel restrictions and higher costs incurred in the prior year associated with the product launch. General and administrative expenses decreased 32% or $10.6 million to $22.4 million compared with $33 million recognized in the same period in the prior year. The decrease was driven by higher share-based compensation expenses in the prior year associated with certain performance milestones being met along with higher costs related to the Redomiciliation. Research and development expenses increased 61% or $5.6 million to $14.8 million, compared to $9.2 million recognized in the same period in the prior year. The increase was primarily attributed to ramping up of clinical trials related activities for treatment of vitiligo as well as other research and development costs associated with furthering the Company’s pipeline.

Net loss after tax decreased 37% or $15.4 million to $26.6 million, over the $42 million recognized in the same period in the prior year. The decrease in net loss was driven by higher revenue during the year, and lower operating expenses described above.

The table below summarizes the results of our continuing operations for each of the periods presented (in thousands).

	Year Ended June 30,		$	%
Statement of Operations Data:	2020	2019	Change	Change
Revenues	$14,263	$5,474	$8,789	161%
Cost of sales	(2,973)	(1,271)	(1,702)	134%
Gross profit	11,290	4,203	7,087	169%
BARDA income	3,926	5,921	(1,995)	(34)%
Operating Expenses:
Sales and marketing expenses	(15,706)	(12,549)	(3,157)	25%
General and administrative expenses	(33,025)	(15,099)	(17,926)	119%
Research and development expenses	(9,164)	(8,004)	(1,160)	14%
Total operating expenses	(57,895)	(35,652)	(22,243)	62%
Operating loss	(42,679)	(25,528)	(17,151)	67%
Interest expense	(33)	(27)	(6)	22%
Other income	686	332	354	107%
Loss before income taxes	(42,026)	(25,223)	(16,803)	67%
Income tax benefit (expense)	(4)	121	(125)	(103)%
Net loss	$(42,030)	$(25,102)	$(16,928)	67%

Year Ended June 30, 2020, compared to Year Ended June 30, 2019

Total net revenue increased 161% to $14.3 million, compared to $5.5 million. Similar to prior years, most of the current year increase in sales occurred in the United States as a result of the September 2018 FDA approval and commencement of the U.S. national market launch of the RECELL System in January 2019. U.S. sales during the year ended June 30, 2020, totaled $13.8 million compared to $4.4 million in the prior year.

Gross profit margin was 79% compared to 77% for the same period in 2019 driven largely by increased production.

BARDA income consisted of funding from BARDA, under the Assistant Secretary for Preparedness and Response, within the U.S. Department of Health and Human Services, under ongoing USG Contract No. HHSO100201500028C. Under the BARDA contract, income of $3.9 million was recognized during the year ended June 30, 2020, compared to income of $5.9 million for the year ended June 30, 2019. BARDA income declined as a result of wind-down of certain activities associated with supporting the U.S. FDA approval of the RECEL System as well as the compassionate use and continued access programs.

Total operating expenses increased 62% or $22.2 million to $57.9 million, compared to $35.7 million incurred in the same period in the prior year. Sales and marketing expenses increased 25% or $3.2 million to $15.7 million, compared to $12.6 million recognized in the same period in the prior year. This increase was primarily attributed to commercialization activities being provided for the entire fiscal year ended June 30, 2020, versus the prior fiscal year where those activities were rendered for less than twelve months. General and administrative expenses increased 119% or $17.9 million to $33 million compared to $15.1 million recognized in the same period in the prior year. The increase was primarily a result of higher share-based compensation and higher costs related to the Redomiciliation together with additional headcount associated with the growth of the Company and the Company’s status as a cross listed entity on NASDAQ and the ASX. Share-based compensation increased $14.6 million primarily due to the increase in the grant date fair value of awards granted during the year due to higher stock prices and accelerated expense due to meeting of certain performance milestones. Research and development expenses increased 14% or $1.2 million to $9.2 million compared to $8.0 million recognized during the same period in the prior year

Net loss after tax increased 67% or $16.9 million to $42 million compared to $25.1 million in the same period in the prior year. The increase in net loss was driven by the higher operating expenses described above, partially offset by the higher revenue during the year. As a result of the U.S. national launch of the RECELL System in January 2019, and the expansion of research and development including multiple pivotal clinical studies seeking premarket approval from the FDA, operating expenses are expected to increase in future periods. These expenses are expected to be partially offset by increased commercial sales of the RECELL System as well as income under the BARDA contract.

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

On March 1, 2021, the Company issued 3,214,250 shares of common stock at the offering price of $21.50 per share. The gross proceeds from the offering are approximately $69.1 million. The Company incurred $5.1 million in capital issuance expenses. The offering was made pursuant to a shelf registration statement on Form S-3 (File No. 333-249419) that was previously filed with the SEC on October 9, 2020 and declared effective on October 16, 2020 and that was also publicly released on the ASX. The final prospectus supplement relating to and describing the terms of the offering was filed with the SEC on February 25, 2021 (in the United States) and released on the ASX on March 1, 2021 (in Australia).

During the year ended June 30, 2020, we raised additional capital via a private placement in the amount of $81.7 million (through our former parent company, AVITA Medical). We sold the equivalent of 2,033,898 shares at an issue price of $40.17 per share for total net proceeds of $76.6 million, after deducting commission and offering expenses.

During the year ended June 30, 2019, we completed a series of equity transactions (through our former parent company, AVITA Medical). The second tranche of the June 2018 Placement (defined below) closed on July 27, 2018, raising an aggregate of $2.4 million through the issuance of the equivalent of 650,000 shares in the Company at $3.70 per share. During December 2018, we completed a placement to raise $28.8 million over two tranches. We completed the first tranche on December 10, 2018 and issued the equivalent of 3,100,471 shares in the Company at a price of $5.76 per share raising gross proceeds of $17.9 million. The settlement of the second tranche for $10.9 million was approved by the shareholders at an extraordinary meeting held during January 2019. The second tranche closed on January 18, 2019 and raised gross proceeds of $10.9 million through the sale of the equivalent of 1,899,530 shares in the Company at the same price as the first tranche, being $5.76 per share. In addition, on January 10, 2019, we completed a Share Purchase Plan under which we effectively offered existing eligible shareholders the opportunity to purchase shares in the Company at a purchase price of $5.74 per share. As part of the Share Purchase Plan, we received gross proceeds of $1.3 million for the issuance of the equivalent of 220,612 shares in the Company.

The AVITA Group also benefits from cash inflows from the BARDA contract, awarded to the AVITA Group in September 2015 and subsequently expanded through a series of modifications. These payments from BARDA offset operating costs from various activities undertaken to support the FDA regulatory approval process for RECELL in the United States, preparation for the planned commercial launch of RECELL in the United States, and RECELL clinical programs in the United States. Further, there were no material expenditure commitments from the BARDA contract. With the U.S. FDA approval of RECELL for the treatment of burns in September 2018, and the U.S. market launch of the product in January 2019, sales of goods are expected to be an increasing source of revenue in the future. On July 13, 2020, the Company announced that BARDA will procure the RECELL System and agreed to the purchase, storage and delivery of RECELL Systems utilizing a vendor-managed inventory (“VMI”) plan valued at $7.6 million. Further, BARDA has expanded the awarded contract to provide supplemental funding of $1.6 million to support emergency deployment of RECELL Systems for use in mass casualty or other emergency situations. Delivery of RECELL system under the VMI plan commenced in the third quarter of fiscal year 2021 and as of year-end a total of 5,614 RECELL system units have been delivered into the VMI and accepted by BARDA.  As of June 30, 2021, we had received cumulative payments of $30.9 million under the BARDA contract.  For the year ended June 30, 2021, we have recognized $7.6 million of revenue related to the sale of the RECELL system to BARDA and $154,000 related to services provided to BARDA for emergency preparedness.

Given the above, we believe there is presently sufficient working capital to support our committed research and development programs and other activities over the next twelve months and the Company believes it has the ability to realize its assets and pay its liabilities and commitments in the normal course of business.

The following table summarizes our cash flows for the periods presented:

	Years Ended June 30,
(In Thousands)	2021	2020	2019
Net cash used in operations	$(25,901)	$(22,747)	$(19,250)
Net cash used in investing activities	(1,174)	(847)	(1,227)
Net cash provided by financing activities	64,049	77,057	29,709
Effect of foreign exchange rate on cash and restricted cash	133	3	156
Net increase in cash and restricted cash	37,107	53,466	9,388
Cash and restricted cash at beginning of year	73,840	20,374	10,986
Cash and restricted cash at end of year	110,947	73,840	20,374

Years Ended June 30, 2021, and 2020

Net cash used in operating activities was $25.9 million and $22.7 million during the years ended June 30, 2021, and 2020, respectively. The increase was primarily due to higher BARDA receivables attributable from the purchase of RECELL units by BARDA.

Net cash used in investing activities was $1.2 million and $0.8 million during the years ended June 30, 2021, and 2020, respectively. Cash flows used for investing activities was primarily attributable to payments for the purchase of a property and equipment.

Net cash provided by financing activities was $64 million and $77.1 million for the years ended June 30, 2021, and 2020, respectively. The AVITA Group completed a series of financing transactions during the year ended June 30, 2021, and 2020 and received proceeds from the issuance of shares and exercise of options.

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

For the year ended June 30, 2021, there were no dividends paid and we have no plans to commence the payment of dividends. We have no committed plans to issue further shares on the market but will continue to assess market conditions and the Company’s cash flow requirements to ensure the Company is appropriately funded in order to pursue its various opportunities.

There is no significant external borrowing at the reporting date. Neither the Company nor any of the subsidiaries are subject to externally imposed capital requirement.

C. Research and Development, Patents and Licenses

In recent years, we have continued our practice of building valuable research collaborations with institutions based primarily in the United States and other regions to enable us to develop a point-of-care solution for the potential treatment of a wide range of skin injuries or defects which may be suitable for use with the RECELL System. These collaborative arrangements ensure that we work with well-respected key option leaders and laboratories without incurring significant ongoing administrative and personnel costs. All clinical, research and development of RECELL System, including clinical studies, is performed in compliance with the appropriate governing authorities, regulators, and standards. We maintain in-house general counsel and research and development project expertise to coordinate these research collaborations.

Our research and development expenses consist primarily of expenses for contracted research and development activities conducted by major contract research organizations on our behalf, including personnel, testing facilities and other payments in accordance with our research and clinical agreements. Research and development expenses were $14.8 million, and $9.2 million, during the years ended June 30, 2021, and 2020, respectively.

D. Trend Information

While our RECELL System has reached commercialization for specific applications in certain jurisdictions, the United States remains our primary point of commercial and clinical focus. In addition, we are currently seeking to expand the breadth of clinical indications for which the RECELL System is approved for use in the United States we have no plans to conduct clinical studies outside of the United States at this time. While we seek to advance the commercial opportunities for the RECELL System, it is not possible for us to predict with any degree of accuracy the outcome of our business in the future.

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

F. Contractual Obligations and Commitments

The Company does not have any contractual obligations or purchase commitments, except for lease obligations for the period ended June 30, 2021.  For details of lease obligations refer to Note 4 in the consolidated financial statements.

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

To determine revenue recognition for arrangements that are within the scope of Topic 606, the Company performs the following five steps:

1.Identify the contract with a customer

2.Identify the performance obligations

3.Determine the transaction price

4.Allocate the transaction price to the performance obligations

5.Recognize revenue when/as performance obligation(s) are satisfied

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

For revenues related to the BARDA contract with-in the scope of ASC 606, the Company identified two performance obligations (i) the procurement of 5,614 RECELL units, (ii) emergency preparedness services. Through this contract the Company promises to procure the product through a vendor management inventory arrangement and to stand ready to provide emergency deployment services related to the product. Emergency preparedness services include procuring necessary storage containers, housing, and maintaining the containers (and product), and providing shipping and handling services in the event of an emergency situation. This stand ready obligation is a series of distinct services that are substantially the same and have the same pattern of transfer to the customer, overtime as services are consumed.

The total transaction price for the portion of the BARDA contract that is with-in the scope of ASC 606, was determined to be $9.2 million.  The transaction price was allocated on a stand-alone selling price basis as follows: $7.6 million to the procurement of the RECELL product, which is classified as revenues when recognized in the consolidated statement of operations and $1.6 million to the emergency deployment services is be classified as revenues when recognized in the consolidated statement of operations.  The $1.6 million for emergency deployment includes variable consideration which is deemed immaterial to the contract as a whole.  The Company estimated the stand-alone selling price of the procurement of the RECELL product based on historical pricing of the Company’s product at the initial execution of the contract. The Company estimated the stand-alone selling price of the emergency deployment services performed based on the Company’s projected cost of providing the services plus an applicable profit margin as denoted in the contract.

The Company’s performance obligations are either satisfied at a point in time or over time as services are provided. The product procurement performance obligation is satisfied at a point in time, upon transfer of control of the product. As such, the related revenue for these performance obligations is recognized at a point in time as revenue within the Company’s consolidated statement of operations. In addition to guidance under ASC 606, the Company recognizes revenue from the sales of RECELL product to BARDA for placement into vaccine stockpiles in accordance with Securities and Exchange Commission (SEC) Interpretation, Commission Guidance regarding Accounting for Sale of Vaccines and BioTerror Countermeasures to the Federal Government for Placement into the Pediatric Vaccine Stockpile or the Strategic National Stockpile (SNS). Under this guidance, revenue is recognized when product is placed in the BARDA vendor-managed inventory as control of the product has been transferred to the customer at the time of delivery to the VMI.  RECELL units that have been delivered to BARDA have a product replacement obligation at no cost to BARDA due to product’s limited shelf-life. The estimated cost of the expired inventory over the term of the contract is accrued on a per unit basis at the time of delivery.  The liability is released upon replacement of the product along with a corresponding reduction to inventory. The emergency preparedness services performance obligation is satisfied over time.  Revenue for the emergency deployment will be recognized on a straight-line basis during the term of the contract as services are consumed over time. Services recognized are included in sales within the consolidated statement of operations.  Contract costs to fulfil the performance obligation are incremental and expected to be recovered are capitalized and amortized on a straight-line basis over the term of the contract. Contract costs are included in other long-term assets, respectively.

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

The Company has concluded that grants are not within the scope of ASC 606, as they do not meet the definition of a contract with a “customer”. The Company has further concluded that Subtopic 958-605, Not-for-Profit-Entities-Revenue Recognition also does not apply, as the Company is a business entity, and the grants are with governmental agencies. Government grants and related receivables are recognized when there is reasonable assurance that the grant will be received, and all attaching conditions will be complied with. When the grant relates to an expense item, it is recognized as income over the periods necessary to match the grant on a systematic basis to the costs that it is intended to compensate. When the grant relates to an asset, the fair value is credited to deferred income and is released to the profit or loss over the expected useful life of the relevant asset by equal annual installments.

Share-Based Compensation

The Company records compensation expense for share-based payments to employees, including grants of stock options, restricted stock units and performance-based awards based on the fair market value of the awards on the date of grant. The fair value of share-based compensation awards is amortized over the vesting period of the award. Compensation expense for performance-based awards is measured based on the number of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria.

The Company estimates the fair value of tenure-based share options using the Black-Scholes option pricing model on the date of grant. The Company estimates the fair value of options with a performance condition using the Monte-Carlo simulation model.  Restricted stock units are valued based on the market price on the grant date.

The following assumptions were used in the valuation of stock options.

•	Expected volatility – determined using the average of the historical volatility using daily intervals over the expected term and the derived volatility using the longest term available of 12 months.
•	Expected dividends - based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
•

Expected term – the expected term of the Company’s stock options for tenure only vesting has been determined utilizing the “simplified” method as described in the SEC’s Staff Accounting Bulletin No. 107 relating to stock-based compensation. The simplified method was chosen because the Company has limited historical option exercise experience due to its short operating history of awards granted, the first plan was established in 2016 and was primarily used for Executives awards.  Further, the Company does not have sufficient history of exercises in the U.S. market given the recent redomiciliation to the United States in the prior fiscal year. The expected term of options with a performance condition was set to the contractual term of 10 years.  The contractual term was used options with performance condition were awarded to C-Suite executives and the Company assumes that they will hold them longer than rank and file executives.

•	Risk-free interest rate – the risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period approximately equal to the expected term of the award.

See Note 13 to our Consolidated Financial Statements included in this Annual Report for additional detail on share-based compensation.

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

The Company reviews its uncertain tax positions regularly. An uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed return or planned to be taken in a future tax return or claim that has not been reflected in measuring income tax expense for financial reporting purposes. The Company recognizes the tax benefit from an uncertain tax position when it is more-likely-than-not that the position will be sustained upon examination on the basis of the technical merits or the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired.

See Note 14 to our Consolidated Financial Statements included in this Annual Report for additional detail on income taxes.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the year ended June 30, 2021, we invested cash in money market funds, which are classified as cash equivalents and carried at fair value in the accompanying consolidated balance sheet included in this Annual Report on Form 10-K. The fair value of our cash equivalents is subject to changes in market interest rates. Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our cash and cash equivalents. We do not believe we are materially exposed to changes in interest rates related to our cash and cash equivalents, and we do not currently use interest rate derivative instruments or hedging transactions to manage exposure to interest rate changes. We estimate that a 100 basis point, or 1%, unfavorable change in interest rates would have a minimal impact to the fair value of our cash equivalents as of June 30, 2021.

We have evaluated the potential credit risk exposure for our accounts receivable in accordance with ASC 326, Financial Instruments - Credit Losses. See note 2, for further discussion.

We primarily operate in the United States with minimal activity outside the U.S. We are primarily exposed to foreign exchange risk with respect to recognized assets and liabilities due to vendors in countries outside the United States which are typically paid in Euro and Australian dollars. We do not enter into hedging transactions and do not purchase derivative instruments.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and supplementary data are attached hereto beginning on Page F-1 and are incorporated by reference herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company, as this term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2021, based on the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2021.

This report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting, in accordance with applicable SEC rules that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

During the year ended June 30, 2021, there were no material changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

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

Name	Position	Age	Date First Elected or Appointed
Lou Panaccio	Non-Executive Chairman	64	July 2014
Jeremy Curnock Cook	Non-Executive Director	71	October 2012
Louis Drapeau	Non-Executive Director	77	January 2016
Professor Suzanne Crowe	Non-Executive Director	69	January 2016
James Corbett	Non-Executive Director	63	July 2021
Jan Stern Reed	Non-Executive Director	61	July 2021
Dr. Michael Perry	Executive Director and Chief Executive Officer	61	June 2017
Michael Holder	Chief Financial Officer	59	March 2021
Kathy McGee	Chief Operating Officer	56	December 2020
Erin Liberto	Chief Commercial Officer	47	August 2017
Andrew Quick	Chief Technology Officer	50	April 2019
Donna Shiroma	General Counsel	58	June 2018

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

Professor Suzanne Crowe AO has served as a Non-Executive Director since January 2016. Australian-based, she is a physician-scientist and company director with extensive expertise in supporting companies with their medical and scientific strategies. Professor Crowe is a Principal Research Fellow of the Australian National Health and Medical Research Council. She is a Principal Specialist in Infectious Diseases at The Alfred Hospital, Melbourne and Adjunct Professor of Medicine and Infectious Diseases at Monash University, Melbourne, and has published more than 200 peer-reviewed papers. Professor Crowe is a member of the Australian Institute of Company Directors and is a Director of St Vincents Health Australia, the country’s largest not-for-profit health and aged care provider. Professor Crowe was appointed as a Member of the Order of Australia (AM) in 2011 to recognize her service to medical research in HIV/AIDS. She has medical and MD degrees from Monash University, an internal medicine specialist qualification in Infectious Diseases from the Royal Australasian College of Physicians, and a Diploma in Medical Laboratory Technology from the Royal Melbourne Institute of Technology.

We believe Professor Crowe is qualified to serve on our board of directors based on her technical experience and extensive expertise in supporting companies with their medical and scientific strategies.

James Corbett has served as a Non-Executive Director of our board of directors since July 2021. He has approximately 40 years of leadership experience in the medical device field, most recently, as CEO of CathWorks Ltd., a software-based medical technology company. Mr. Corbett has extensive global commercial and operating experience, serving as an expatriate General Manager of Baxter Japan and later as General Manager and President of Scimed Life Systems Inc. and Boston Scientific International respectively. During his career he has served as CEO of three publicly listed companies; Microtherapeutics Inc (MTIX), ev3 Inc (evvv), Alphatec Spine (ATEC). Mr. Corbett has also led two privately funded companies as CEO; Home Diagnostics Inc. and Vertos Medical. Mr. Corbett has extensive capital market and governance experience from both public and private environments. Mr. Corbett holds a Bachelor of Science in Business Administration from the University of Kansas.

We believe Mr. Corbett is qualified to serve on our board of directors based on his global commercial and operating expertise in supporting companies with their medical and scientific strategies.

Jan Stern Reed has served as a Non-Executive Director of our board of directors since July 2021. She has more than 35 years of legal, management and business leadership experience primarily within the healthcare industry, and brings significant expertise in corporate governance, compliance and risk management. Ms. Reed served as Senior Vice President, General Counsel and Corporate Secretary at Walgreens Boots Alliance, Inc., a global pharmacy-led, health and wellbeing company. Prior to Walgreens, Ms. Reed was Executive Vice President, Human Resources, General Counsel and Corporate Secretary of Solo Cup Company, where she was responsible for the legal, human resources, internal audit, corporate communications, and compliance functions. Prior to Solo Cup Company, she was Associate General Counsel, Corporate Secretary and Chief Corporate Governance Officer at Baxter International, Inc. Ms. Reed holds a Bachelor of Arts degree from the University of Michigan and a Juris Doctor from the Northwestern University Pritzker School of Law. Ms. Reed currently serves as a board member of Stepan Co. (NYSE:SCL), a major manufacturer of specialty and intermediate chemicals used in a broad range of industries, and AngioDynamics, Inc. (NASDAQ: ANGO), a leading provider of innovative, minimally invasive medical devices for vascular access, peripheral vascular disease and oncology.

We believe Ms. Reed is qualified to serve on our board of directors based on her executive leadership experience in legal, corporate governance, risk management, health care regulatory, compliance, manufacturing, and strategic business matters, as well as her extensive experience with acquisitions and employee development.

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

Michael Holder was appointed Chief Financial Officer in March 2021.  Mr. Holder is a seasoned executive with more than 25 years of experience serving in senior financial, executive management and board roles with leading companies in the medtech, biotech and pharma industries.  Most recently, Mr. Holder served as Chief Financial Officer of ImmuneCyte Inc., a global clinical stage biopharmaceutical company with innovative cell and gene immune-oncology therapeutics.  Prior to that, Mr. Holder served as CEO and Portfolio Manager of Carolina Longevity Institute, a global investment company focused on medtech, biotech and pharma investments in the healthspan and human longevity sectors.  Prior to that, Mr. Holder was CFO, and then promoted to Chairman and CEO of Organ Transport Systems, Inc. a medical device company in the organ transplantation industry.  Prior to that, Mr. Holder was CFO and then promoted to Vice President of Sales, Operations and Finance of Premier Sourcing Partners, the information and medical technology subsidiary of Premier Inc.  Prior to that, Mr. Holder was CFO of BeaconEye Inc., a publicly traded medtech company; Vice President of Heartland Capital Partners, the Sam Walton family controlled private equity fund; and Principal in the Corporate Development Group of AMR Corporation, a former Fortune 500 transportation and information technology company.

Mr. Holder holds a Master of Business Administration from the Wharton School of Business at the University of Pennsylvania and a Bachelor of Science in Business Administration from the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill.

Kathy McGee was appointed Chief Operating Officer in December 2020.  She brings more than 25 years of biopharmaceutical and life sciences experience to AVITA Medical, most recently serving as President of CnA Consulting Group, which focuses on providing specialized consulting services to the life sciences industry. Prior to CnA Consulting, Ms. McGee was the Vice President of West Coast Operations at Shire Pharmaceuticals Regenerative Medicine Division, formerly Advanced BioHealing, where she was a part of the leadership team responsible for manufacturing operations, strategic planning, capital expansion, and real estate. At Advanced BioHealing, Ms. McGee served as the Senior Vice President of Operations and General Manager, with responsibility for the company’s manufacturing operations in La Jolla, CA. She has also held senior operations leadership roles at Smith and Nephew and Advanced Tissue Sciences. She earned her Bachelor of Science in Chemistry and Mathematics from University College Galway Ireland, and holds a Master’s degree in Business and Management from Webster University

Erin Liberto has served as Chief Commercial Officer since August 2017. Ms. Liberto has more than 20 years of multifaceted global commercial experience developing, launching, managing, and optimizing healthcare portfolios with products that span therapeutic and aesthetic indications for international organizations including Allergan and Johnson & Johnson. Ms. Liberto’s proficiency in long-term strategic planning has led to more than a dozen successful product launches across the United States, Europe, and Asia Pacific. Ms. Liberto holds an International MBA with a concentration in Global Marketing from Thunderbird School of Global Management in Arizona and a Bachelor of Commerce from McMaster University in Canada.

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

In the Company’s 2020 Form 10-K, the Company confirmed that it had set a target of having at least 30% of its directors being of each gender by 2024.  As at the date of this Annual Report, the Company has almost achieved that target as the directors of the Company are 28.6% female and 71.4% male.

The Company is also in the process of developing measurable objectives for achieving gender diversity in the composition of its senior executives and workforce generally in accordance with its Code of Ethics and Business Conduct. The Company will disclose its measurable objectives, the time period for achieving those objectives and the Company’s progress towards achieving those objectives in future reporting periods.

Performance Evaluations

The Company undertook an evaluation of the performance of the board of directors and the Company’s senior executive team during the fiscal year ended June 30, 2021. An evaluation of the board of directors was completed on October 7, 2020 and an evaluation of the performance of the Company’s senior executive team was completed during March 2021.  The Company has not yet undertaken an evaluation of the performance of its committees and individual directors in respect of the fiscal year ended June 30, 2021.

Code of Ethics

We have adopted a Code of Conduct, or the Code, that constitutes a “code of ethics” as that term is defined in paragraph (b) of Item 406 of Regulation S-K and that applies to our executive officers, management and employees of the Company. A copy of the Code is included as Exhibit 14.1 to this Annual Report and is available on our website at www.avitamedical.com.

If we make any amendments to the Code or grant any waivers, including any implicit waiver, from a provision of the Code,  we will disclose the nature of such amendment or waiver on our website. The information on our website is not incorporated by reference into this Annual Report.

Section 16(a) Beneficial ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires the Company’s directors and certain of its executive officers and persons who beneficially own more than 10% of the Company’s common shares to file reports of and changes in ownership with the SEC. Based solely on the Company’s review of copies of SEC filings it has received or filed, the Company believes that each of its directors, executive officers, and beneficial owners of more than 10% of the shares satisfied the Section 16(a) filing requirements during fiscal year ended June 30, 2021.

Election of Directors

Our board of directors consists of seven members. Directors are elected at our annual general meeting of stockholders, and hold office for a term of one year and until their successors have been elected and qualified or until the earlier of their resignation or removal. Any newly created directorship or any vacancy occurring on our board of directors may be filled only by a majority of the remaining members of our board, even if such majority is less than a quorum, and each director so elected shall hold office until the expiration of the term of office of the director whom he or she has replaced or until his or her successor is elected and qualified. Under ASX Listing Rule 14.4, any directors of the Company (except a managing director) must not hold office without re-election past the third annual general meeting following the director’s appointment or three years, whichever is longer.

Committees of the Board of Directors

Our board of directors has established an audit committee, a compensation committee and a nomination and corporate governance committee, each of which operates pursuant to a written charter adopted by our board of directors. Our board of directors may also establish other committees from time to time to assist the board of directors. The composition and functioning of all of our committees comply with all applicable requirements of the Sarbanes-Oxley Act, NASDAQ and SEC rules and regulations and the ASX Listing Rules and also align with the ASX Corporate Governance Council’s 4th Edition Corporate Governance Principles and Recommendations. Each committee has a charter, which is available on our website at www.avitamedical.com. As of the date of this report, the composition of our audit, compensation and nomination and corporate governance committees were as follows:

Director	Independent	Compensation Committee	Audit Committee	Nomination and Corporate Governance
Committee
Lou Panaccio	X		Member
Jeremy Curnock Cook	X	Member	Member	Member
Louis Drapeau	X	Member	Chair	Member
Professor Suzanne Crowe	X	Chair		Chair
James Corbett*	X
Jan Stern Reed*	X

*Directors were appointed July 1, 2021 and were not part of any Committees during the fiscal year.

During the fiscal year ended June 30, 2021, the Board of Directors met a total of nine times (August 7, 2020, August 25, 2020, September 30, 2020, October 8, 2020, November 17, 2020, December 22. 2020, January 6, 2021, February 10, 2021, and May 11, 2021) and had full attendance of each Board of Directors member (six Board of Directors members) at six of those meetings, as well as attendance by at least four Board of Directors members at all nine meetings.

Audit Committee

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

Our Audit Committee currently consists of three board members, each of whom satisfies the “independence” requirements of the SEC, NASDAQ Marketplace Rules, the ASX Listing Rules and the 4th Edition of the ASX’s Corporate Governance Principles and Recommendations. Our Audit Committee is currently composed of Louis Drapeau, Lou Panaccio, and Jeremy Curnock Cook (who joined the Audit Committee in April 2021) until a new director is assigned to replace Jeremy Curnock Cook. Each qualifies as an “independent director” within the meaning of NASDAQ Marketplace Rules and the 4th Edition of the ASX’s Corporate Governance Principles and Recommendations. Mr. Drapeau is the chairman of the audit committee (being an independent director who is not the chair of the board). The Audit Committee meets at least two times per year. During the fiscal year ended June 30, 2021, the Audit Committee met a total of four times (August 25, 2020, November 9, 2020, February 10, 2021, and May 10, 2021).  For the February 10, 2021 Audit Committee meeting, the Audit Committee was only comprised of two members (due to there being a vacancy as a result of a prior director resigning from their role as a director of the Company with effect from November 9, 2020 and prior to Mr. Curnock Cook joining the Audit Committee in April 2021). All other meetings had full Audit Committee members in attendance. In addition, all four meetings had the Chief Executive Officer in attendance. Our board of directors has determined that Louis Drapeau is an “audit committee financial expert,” as defined in item 407(d)(5)(ii) of Regulations S-K.

Compensation Committee

Our board of directors has established a Compensation Committee, which is comprised of independent directors, within the meaning of NASDAQ Marketplace Rules and also the 4th Edition of the ASX’s Corporate Governance Principles and Recommendations. The Compensation Committee must be comprised solely of non-executive directors in accordance with the ASX Listing Rules and must also be chaired by an independent director in accordance with the 4th Edition of the ASX’s Corporate Governance Principles and Recommendations. The Compensation Committee is responsible for reviewing the salary, incentives and other benefits of our directors, senior executive officers and employees, and to make recommendations on such matters for approval by our board of directors. The Compensation Committee is also responsible for overseeing and advising our board of directors with regard to the adoption of policies that govern our compensation programs. Suzanne Crowe, Louis Drapeau, and Jeremy Curnock Cook are the current members of the Compensation Committee and each qualifies as an “independent director” within the meaning of NASDAQ Marketplace Rules and the 4th Edition of the ASX’s Corporate Governance Principles and Recommendations. Professor Crowe is the chairman of this committee (being an independent director who is not the chair of the board). During the fiscal year ended June 30, 2021, the Compensation Committee met a total of five times (August 7, 2020, October 8, 2020, November 5, 2020, February 10, 2021, and May 6, 2021) and had full attendance of each Compensation Committee member (three Compensation Committee members) at all five of those meetings.

Nomination and Corporate Governance Committee

Our board of directors has established a Nomination and Corporate Governance Committee. Under the 4th Edition of the ASX’s Corporate Governance Principles and Recommendations, our Nomination and Corporate Governance Committee should have at least three members, a majority of whom are independent director and should also be chaired by an independent director. Suzanne Crowe, Louis Drapeau, and Jeremy Cook are the current members of the Nomination and Corporate Governance Committee and each qualifies as an “independent director” within the meaning of NASDAQ Marketplace Rules and the 4th Edition of the ASX’s Corporate Governance Principles and Recommendations. Professor Crowe is the chairman of this committee (being an independent director). The Nomination and Corporate Governance Committee is responsible for identifying individuals qualified to become members of our board of directors, recommending nominees for election at the stockholders meetings or to fill vacancies that arise on our board of directors, and recommending qualified and experienced directors to serve on the committees of our board of directors. In addition, the Nomination and Corporate Governance Committee is responsible for leading the board of directors to complete a self-evaluation of the board, its committees, and the individual directors. During the fiscal year ended June 30, 2021, the Nomination and Corporate Governance Committee met six times (August 7, 2020, October 8, 2020, November 5, 2020, February 9, 2021, April 13, 2021, and May 6, 2021) and had full attendance of each Nomination and Corporate Governance Committee member (three Nomination and Corporate Governance Committee members) at all six of those meetings.

Item 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to our “named executive officers” of our company are set out in the summary compensation below. For the fiscal year ended June 31, 2021, our “named executive officers” and their positions were as follows:

•	Michael Perry, Chief Executive Officer
•	Michael Holder, Chief Financial Officer
•	Kathy McGee, Chief Operating Officer
•	Erin Liberto, Chief Commercial Officer
•	Andrew Quick, Chief Technology Officer
•	Donna Shiroma, General Counsel

SUMMARY COMPENSATION TABLE

Name and					Stock	Option	All Other
Position		Year	Salary (1)	Bonus (2)	Awards (3)	Awards (4)	Compensation (5)		Total
			($)	($)	($)	($)	($)		($)
Michael Perry		2021	497,087	414,960	-	-	146,800	(10)	1,058,847
Chief Executive Officer		2020	475,000	415,625	15,424,774	-	991,473	(11)	17,306,872
		2019	475,000	365,750	-	594,425	50,746		1,485,921
Michael Holder		2021	114,423	-	-	1,966,472	51,008	(12)	2,131,903
Chief Financial Officer		2020	-	-	-	-	-		-
		2019	-	-	-	-	-		-
Kathy McGee		2021	199,646	35,350	-	1,893,473	21,427		2,149,896
Chief Operating Officer		2020	-	-	-	-	-		-
		2019	-	-	-	-	-		-
Erin Liberto,		2021	335,572	125,058	-	—	54,636		515,266
Chief Commercial Officer		2020	310,539	114,548	-	—	50,452		475,540
		2019	285,000	105,000	-	350,162	46,030		786,192
Andrew Quick		2021	329,648	117,936	-	-	44,113		491,697
Chief Technology Officer		2020	314,717	97,231	-	-	42,319		454,267
		2019	288,750	85,000	-	691,617	43,194		1,108,560
Donna Shiroma		2021	335,572	116,721	-	-	21,413		473,706
General Counsel		2020	313,064	103,022	60,136	-	36,090		512,312
		2019	300,000	83,000	-	570,754	28,981		982,734
Sean Ekins	(6)	2021	102,340	-	113,250	-	14,268		229,858
Former Interim Chief Principal Financial and Accounting Officer		2020	-	-	-	-	-		-
		2019	-	-	-	-	-		-
David McIntyre	(7)	2021	166,957	-	-	-	52,154		219,111
Former Chief Financial Officer		2020	242,079	25,062	1,804,073	3,702,477	59,659	(13)	5,833,350
		2019	-	-	-	-	-		-
Timothy Rooney, former	(8)	2021	36,101	-	-	-	661,825	(14)	697,926
Chief Administrative Officer and Former Chief Financial Officer		2020	315,716	143,280	100,226	-	24,319		583,542
		2019	316,000	105,000	-	229,459	28,390		678,848
Dale Sander		2021	-	-	-	-	-		-
Former Chief Financial Officer		2020	-	-	-	-	-		-
	(9)	2019	273,239	175,500	-	350,162	227,231	(15)	1,026,131

(1)	Amounts in this column represent dollar value of base salary (cash and non-cash) earned by the named executive officer during the fiscal year covered.
(2)	Amounts in this column represent dollar value of bonus (cash and non-cash) earned by the named executive officer during the fiscal year covered.
(3)

Amounts in this column represent awards of restricted stock units with the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The fair value determined at the date of grant in accordance with U.S. GAAP based on the closing price of our common stock on the applicable grant date. The vesting of these stock awards are subject to various performance or related criteria, including continuation of employment over the relevant vesting period.

(4)

Amounts in this column represent awards of stock options with the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Amounts in this column represent option awards issued to the individuals noted, based on the fair value determined at the date of grant in accordance with U.S. GAAP. See Note 13- Share-Based Payment Plans to our Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” for the assumptions used in determining the grant date fair value of option awards. The vesting of these option awards are subject to various performance or related criteria, including continuation of employment over the relevant vesting period.

(5)

Amounts in this column represent all other compensation for the covered fiscal year that the smaller reporting company could not properly report in any other column of the Summary Compensation Table. This includes the 401-k Match, superannuation (pension) and health care benefits.

(6)     Former Interim Chief Principal Financial and Accounting Officer from November 24, 2020 – March 22, 2021.   Salary represents amounts earned during this period.

(7)	Mr. McIntyre resigned as Chief Financial Officer as of November 23, 2020.
(8)	Mr. Rooney’s employment with the Company ended on July 31, 2020.
(9)	Mr. Sander resigned as Chief Financial Officer as of May 15, 2019.

(10)    Comprises (a) $114,408 in relation to the travel, flight and accommodation costs associated with the executive commuting from his home on Colorado to our offices in Valencia, California (including an amount necessary to gross up these cost for income tax purposes under U.S. federal, California and Colorado State laws); (b) $26,217 associated with medical benefits (including an amount necessary to gross up these cost for income tax purposes under U.S. federal, California and Colorado State laws), and (c) $6,175 associated with 401-k matching contributions.

(11)

Comprises (a) $204,682 in relation to the travel, flight and accommodation costs associated with the executive commuting from his home on Colorado to our offices in Valencia, California (including an amount necessary to gross up these cost for income tax purposes under U.S. federal, California and Colorado State laws); (b) $723,620 associated with profession legal, financial and tax advice associated with the conclusion of various employment, financial and income tax issues in connection with the executive’s revised employment arrangement (including an amount necessary to gross up these cost for income tax purposes under U.S. federal, California and Colorado State laws); and (c) $50,419 associated with medical benefits (including an amount necessary to gross up these cost for income tax purposes under U.S. federal, California and Colorado State laws), and (d) $12,752 associated with 401-k matching contributions.

(12)	Comprises $47,923 of relocation expenses and $3,085 of 401(k) employer match contribution.
(13)

Comprises (a) $35,945 in relation to the travel, flight and accommodation costs associated with the executive commuting from his home in New Jersey to our offices in Valencia, California (including an amount necessary to gross up these costs for income tax purposes under relevant U.S. federal, California and New Jersey income tax laws); $16,712 associated with health care benefits pursuant to the Company’s health care plan; and (b) $9,001 associated with 401-k matching contributions.

(14)   Includes severance payments of $661,825, as part of employment agreement.

(15)	Includes severance payments of $187,788, and health care benefits of $39,443 pursuant to the Company’s health care plan.

Employment Contracts

The following table outlines the specified terms of the relevant employment contracts for the Named Executive Officers of the Company and non-Employee Directors of the Company:

Role	Name	Contract Duration	Period of Notice	Termination payments provided for by contract (1)
Chief Executive Officer (CEO)	Dr. Michael Perry	Open ended contract	Voluntary Termination: not less than 30 days nor more than 90 days. Termination for Good Reason: Not to exceed 90 days	12 months
Chief Financial Officer	Michael Holder	Open ended contract	3-month notice period	9 months
Chief Operating Officer (COO)	Kathy McGee	Open ended contract	3-month notice period	9 months
Chief Commercial Officer (CCO)	Erin Liberto	Open ended contract	No notice period	6 months
Chief Technology Officer (CTO)	Andrew Quick	Open ended contract	No notice period	6 months
General Counsel (GC)	Donna Shiroma	Open ended contract	No notice period	6 months
Non-Executive Chairman	Lou Panaccio	Open ended contract	No notice period	None
All other Non-Executive Directors	Jeremy Curnock Cook	Open ended contract	No notice period	None
	Louis Drapeau	Open ended contract	No notice period	None
	James Corbett	Open ended contract	No notice period	None
	Jan Stern Reed	Open ended contract	No notice period	None
	Professor Suzanne Crowe	Open ended contract	No notice period	None

(1)

Severance payments only in the event of employment termination for involuntary termination without cause or termination for good reason.   Good reason is defined as (i) a material diminution in executive’s authority, duties or responsibilities in effect at the time of this agreement; (ii) any reduction in the executive’s then-current base salary, (iii) relocation of executive’s principal place of work by a distance of fifty miles or more from the executive’s then current principal place of work without the executive’s consent; (iv) material breach by the company of any provision of the executive’s employment agreement  or (v) the occurrence of a change in control provided (i) through (iv)  if such conduct is not cured within thirty days of receipt of written notice by the executive.

Compensation Principles

The Compensation Committee has a formal Compensation Governance Framework which, at the core, consists of a revised Compensation Committee Charter (the “Charter”). The Charter outlines responsibilities and duties of the members, sets forth the frequency of meetings, establishes and reviews the overall compensation philosophy of the Company as well as review and approve the executive compensation program for the Chief Executive Officer and other executive officers, and make appropriate recommendations to the board of directors.

Compensation Committee

The Compensation Committee approves or makes recommendations to our Board of Directors on decisions concerning compensation of the executive management team and board of directors on a periodic basis to ensure that it is consistent with our short-term and long-term goals. The Compensation Committee assess the appropriateness of the nature and amount of compensation of our executives by reference to relevant employment market conditions with the overall objective of ensuring maximum stakeholder benefit from the recruitment and retention of a high-quality board and executive team.

Additionally, the Compensation Committee is responsible for evaluating the performance of the Company’s key senior executives. Our Chief Executive Officer and other members of management regularly discuss our compensation issues with Compensation Committee members. Subject to Compensation Committee review, modification and approval, our Chief Executive Officer typically makes recommendations respecting bonuses and equity incentive awards for the other members of the executive management team. The Compensation Committee establishes all bonus and equity incentive awards for all executive members of the management team.

Executive Compensation Philosophy

Our executive compensation philosophy reflects our fundamental objectives:

•	provide competitive rewards to attract, motivate and retain highly skilled directors and executives;
•	align our executive officers’ interests with those of our stockholders by rewarding short-term and long-term performance to increase stockholder value; and
•	establish appropriate, demanding performance hurdles as a prerequisite to payment of variable executive compensation.

Executive Compensation Policies and Practices

We endeavor to maintain sound governance standards consistent with our executive compensation policies and practices.  The following summarizes our executive compensation and related policies and practices:

•	maintain an Independent Compensation Committee;
•	retain an Independent Compensation Advisor/Firm When Needed. For fiscal year ended June 30, 20201, the Company utilized a third party for industry benchmarking information;
•	acceptability to stockholders through transparency and engagement, and ensuring that compensation frameworks and practices are appropriate to the circumstances of the Company as it evolves; and
•

annual review and approval of our compensation strategy, including a review of our compensation peer group used for comparative purposes and a review of our compensation-related risk profile to ensure that our compensation programs do not encourage excessive or inappropriate risk-taking and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on us.

Specific Objectives for Fiscal Year Ending June 30, 2021

We believe that the compensation of our executive officers should be directly linked to the achievement of specific objectives that are expected to increase stockholder value.  In furtherance of this goal, the main focus of executives and of performance assessment was to increase U.S. revenue in calendar year 2021 over 2020 revenues, complete enrollment in the vitiligo program, complete recruitment of soft tissue subjects required for interim analysis, progress scientific research in our two partnerships in epidermolysis bullosa and rejuvenation/telomerase, expand our intellectual property portfolio with patent submissions resulting from scientific research activities and/or in-house development along with entering into new business development opportunities.

Executive Compensation Objective

The Company aims to reward executives with a level and mix of compensation commensurate with their position and responsibilities within the Company so as to:

•	reward executives for Company and individual performance against targets set by reference to appropriate benchmarks as well as to specific short- and long-term goals of the Company;
•	align the interests of executives with those of stockholders; and
•	ensure total compensation is competitive by market standards.

Executive Compensation Framework

The Company’s broad framework for the Compensation Committee requires the Committee to ensure that

•	executive compensation packages may involve a balance between fixed and incentive pay, reflection short and/or long-term performance objectives appropriate to the Company’s objectives;
•

executives’ compensation is structured in a manner designed to link reward to corporate performances but at the same time, linking those corporate goals to strong individual performances but requires all executives to be aligned in working towards achieving the same goals; and

•	recommendations are made to our board with respect to the quantum of bonuses to be paid to executives.

To the extent that the Company adopts a different compensation structure for its Non-Executive Directors, the Compensation Committee shall document its reasons for the purpose of disclosure to stakeholders.

Structure

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

Fixed Compensation Objective and Structure

The level of fixed compensation is set to provide a base level of compensation which is both appropriate to the position and is competitive in the market. Fixed Compensation is reviewed annually by the Compensation Committee and the process consists of a review of Company-wide and individual performance and relevant comparative compensation in the market.

Variable Compensation –STI Objective and Structure

The objective of variable compensation is to link the achievement of the Company’s operational targets with the compensation received by the executives charged with meeting those targets. The Company’s operational targets are set by the Compensation Committee and the targets are based upon financial and non-financial measures. For fiscal year ended June 30, 2021, STI objectives consisted mainly of non-financial measures, primarily based around commercialization of the RECELL System in the

United States. The target range was between 25-75% of base salary for the named executive officers. The Company’s STI objectives are designed to:

•	Motivate senior executives to achieve the short-term annual objectives linked to Company success and shareholder value creation;
•	Create a strong link between performance and reward;
•	Share company success with the senior executives that contribute to it; and
•	Create a component of the employment cost that is responsive to short to medium term changes in the circumstances of the Company.

All key objectives were assessed by the Compensation Committee as being fully met. All named executive officers achieved 100% of the maximum bonus available to them under the STI plan and were paid in the current year.

Resignation, Retirement, Termination for Cause, or Resignation without Good Reason Arrangements

The Company does not have any agreements or plans in place for the named executive officers that would provide additional compensation in connection with a resignation, retirement, termination for cause, or resignation without good reason.

Potential Payments upon Involuntary Termination, Resignation without Good Reason or Change-In-Control

The employment agreements provide for the following severance payments upon termination by us without cause or by the employee for good reason: (i) payment of the employee’s then-current base salary for a period of six months (in the case of the CCO, CTO and GC), nine months (in the case of COO and CFO) or twelve months (in the case of the CEO), following termination; (ii) a pro-rated target bonus for the period during which the employee was employed in the year of termination; and (iii) continued coverage under our group health and benefits plan consistent with the term of the base salary; and (iv) immediate acceleration of unvested stock options. Further, in the case of the Chief Executive Officer, if his employment terminates as a result of disability or death, he or his representative will be entitled to receive: (i) a lump sum payment equal to 12 months of the employee’s then-current base salary, (ii) any unpaid vacation, and (iii) any unpaid expense reimbursements due and owing.  Payment in each case is subject to the employee’s execution of a release.

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding outstanding equity awards held by our named executive officers as of June 30, 2021.

	Option awards						Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised unearned options (#)	Option exercise price ($)		Option expiration date		Number of unearned shares, units or other rights have not vested (#)	Market or payout value of unearned shares, units or other rights have not vested ($) (1)
Michael Perry, Chief Executive Officer (3)	150,000	—	$5.99		11/30/2028		95,014	$1,949,687
Michael Holder, Chief Financial Officer	—	150,000	$19.91 - $22.25	(2)	3/22/31 - 5/11/31	(2)	—	$—
Kathy McGee, Chief Operating Officer	—	128,000	$21.88		3/4/2031		—	$—
Erin Liberto, Chief Commercial Officer	77,900	42,900	$5.03 - $6.38	(2)	9/6/2027 -11/30/2028	(2)	—	$—
Andrew Quick, Chief Technology Officer	82,993	37,806	$5.99 - $21.35	(2)	5/18/2027 - 4/1/2029	(2)	—	$—
Donna Shiroma, General Counsel	60,400	47,400	$4.38 - $6.38	(2)	6/25/2028 - 11/30/2028	(2)	—	$—
(1)	Amounts in this column are calculated by multiplying the closing market price of the Company’s stock as of June 30, 2021 by the number of shares or units of stock awards.
(2)	Represents range of exercise price and expiration dates as options were granted on different dates throughout their tenure.
(3)	On November 26, 2019 shareholders approved the equivalent of 395,543 long term incentives that vest over tenure and performance metrics

Compensation of Directors

Objective

Our board seeks to set aggregate compensation at a level which provides the Company with the ability to attract and retain directors of the highest caliber, whilst incurring a cost which is acceptable to stockholders.

Policy

The amount of aggregate compensation sought to be approved by stockholders and the fee structure is to be commercially acceptable, competitive and subject to an annual review. Our board considers industry benchmarking data regarding the fees paid to Non-Executive Directors of comparable companies when undertaking the annual review process.

Structure

In accordance with best practice corporate governance, the structure of Non-Executive Director and Senior Management compensation is separate and distinct. The Constitution of our former parent company AVITA Medical and the ASX Listing Rules specify that the aggregate compensation of Non-Executive Directors shall be determined from time to time by a general meeting. The latest determination was at the Annual General Meeting held on November 2020 when shareholders approved an aggregate compensation of $600,000 per year in respect of fees payable to Non-Executive Directors.  Each director receives a fee for being a director of the Company and includes attendance and participation at board and committee meetings. The Non-Executive Directors do not participate in any incentive programs.

The following table sets forth certain information regarding the compensation earned by or awarded to each non-employee director who served on our board during the fiscal year ended June 30, 2021. We do not provide separate compensation to our executive directors, such as Dr. Michael Perry, our Chief Executive Officer. Dr. Perry’s compensation is reported in this Annual Report under “Item 11. Executive Compensation.”

		Short-term Benefits	Post-employment Benefits	Equity-settled Share-based Payments	Total	Proportion of Elements of Compensation Not Related to Performance
		Salary, fees and leave	401K Match and Superannuation	Shares/Units
		$	$	$	$	%
Non-Executive Directors
L Panaccio - Chairman		$90,191	$8,568	$-	$98,759	100%
J Curnock Cook		71,074	-	-	71,074	100%
L Drapeau		79,146	-	-	79,146	100%
D McDonald		36,259	-	-	36,259	100%
S Crowe		68,220	6,481	-	74,701	100%
J Corbett	(1)	-	-	-	-	0%
J Reed	(1)	-	-	-	-	0%
Total Non-Executive Directors		$344,890	$15,049	$-	$359,939

(1)	Board members appointed July 1, 2021.

Compensation Committee Interlocks and Insider Participation

During fiscal year ended June 30, 2021, Suzanne Crowe, Louis Drapeau, and Jeremy Curnock Cook served as members of our Compensation Committee. None of the members of our Compensation Committee were an officer, former officer or employee of the Company during the period ended June 30, 2021. None of the members of our Compensation Committee had any relationship requiring disclosure by us under any paragraph of Item 404 of Regulation S-K. None of our executive officers currently serve, nor in the past fiscal year have served, as a member of the board of directors or Compensation Committee of any entity that has one or more executive officers serving on our board of directors or Compensation Committee.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders and Management

The following table provides certain information regarding the ownership of our common stock (including our CDIs), as of July 31, 2021 by each person or group of affiliated persons known to us to be the beneficial owner of more than 5% of our common stock (including our CDIs); each of our named executive officers; each of our directors; and all of our executive officers and directors as a group. The table also sets out the names of all persons (of which the Company is aware) who have disclosed pursuant to the Corporations Act 2001 (Cth) that they are “substantial shareholders” of the Company and carry 5% or more of the voting rights attached to the issued securities of the Company.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)
	More than 5% stockholders:
Common Stock	Redmile Group, LLC, One Letterman Drive, Bldg. D, Ste D3-300, San Francisco, CA 94129	1,668,327	(3)	6.70%
	Directors and named executive officers:
Common Stock	Lou Panaccio 28159 Avenue Stanford Suite 220 Valencia, CA 91355	20,064	(4)	*
Common Stock	Jeremy Curnock Cook 28159 Avenue Stanford Suite 220 Valencia, CA 91355	-		*
Common Stock	Louis Drapeau 28159 Avenue Stanford Suite 220 Valencia, CA 91355	339	(5)	*
Common Stock	Professor Suzanne Crowe 28159 Avenue Stanford Suite 220 Valencia, CA 91355	3,046	(6)	*
Common Stock	James Corbett 28159 Avenue Stanford Suite 220 Valencia, CA 91355	-	(9)	*
Common Stock	Jan Stern Reed 28159 Avenue Stanford Suite 220 Valencia, CA 91355	-	(9)	*
Common Stock	Dr. Michael Perry 28159 Avenue Stanford Suite 220 Valencia, CA 91355	528,333	(7)	2.12%
Common Stock	Michael Holder 28159 Avenue Stanford Suite 220 Valencia, CA 91355	14,063	(8)	*
Common Stock	Kathy McGee 28159 Avenue Stanford Suite 220 Valencia, CA 91355	19,000	(8)	*
Common Stock	Erin Liberto 28159 Avenue Stanford Suite 220 Valencia, CA 91355	80,400	(8)	*
Common Stock	Andrew Quick 28159 Avenue Stanford Suite 220 Valencia, CA 91355	82,993	(8)	*
Common Stock	Donna Shiroma 28159 Avenue Stanford Suite 220 Valencia, CA 91355	60,400	(8)	*
	All executive officers and directors as a group (12 persons)	808,638		3.25%

*	Represents beneficial ownership of less than 1% of the outstanding common stock.
(1)

Except as otherwise indicated, we believe that the beneficial owners of the common stock (and CDIs) listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)

Percentage of ownership is based on 24,895,864 shares of our common stock issued (including all common stock represented by CDIs) and outstanding as of July 31, 2021. Common stock (or CDIs) subject to options or RSUs exercisable within 60 days of July 31, 2021 are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or RSUs, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3)

Redmile Group, LLC’s beneficial ownership is comprised of 1,668,327 shares of common stock owned by certain private investment vehicles and/or separately managed accounts managed by Redmile Group, LLC, which shares of common stock may be deemed beneficially owned by Redmile Group, LLC as investment manager of such private investment vehicles and/or separately managed accounts. The reported securities may also be deemed beneficially owned by Jeremy C. Green as the principal of Redmile Group, LLC. Redmile Group, LLC and Mr. Green each disclaim beneficial ownership of these shares, except to the extent of its or his pecuniary interest in such shares, if any. Mr. Green serves as the managing member of Redmile Group, LLC, and as such has a deemed relevant interest in the shares under section 608(3) of the Corporations Act 2001(Cth).

(4)	Reflects 100,320 CDIs, which represent 20,064 shares of common stock. Amount includes 29,860 CDIs which represent 5,972 shares of common stock that are held by The Panaccio Superannuation Fund.
(5)	Reflects 1,695 CDIs which represent 339 shares of common stock.
(6)	Reflects 15,230 CDIs which represent 3,046 shares of common stock.
(7)

Includes 1,266,125 CDIs which represent 253,225 shares of common stock, which includes 631,523 CDIs (which represent 126,305 shares of common stock) held by the spouse of Dr. Perry and 101,354 shares of common stock. In addition, the amount includes 150,00 stock options and 23,754 RSUs which give Dr. Perry the right to acquire 173,754 shares of common stock and are exercisable within 60 days of July 31, 2021.
(8)	Amount represents stock options to acquire shares of common stock exercisable within 60 days of July 31, 2021.
(9)	Board members effective July 1, 2021.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets out equity compensation plan information as of June 30, 2021.

Plan Category		Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders
2016 Equity Incentive Plan	(2)	1,058,295	$11.72	—	(1)
RSU Awards		95,014	$—
2020 Equity Incentive Plan		440,200	$21.37	1,309,800
Equity compensation plans not approved by security holders		—	—	—
Total		1,593,509	$13.62	1,309,800

(1)	Upon closing of the Redomiciliation, the 2016 Plans were terminated with respect to future grants and accordingly, there are no more shares available to be issued under the 2016 Plans.
(2)	The 2016 Plans were previously approved and adopted by the shareholders of AVITA Medical, the former parent company.

Australian Disclosure Requirements

In addition to the Company’s primary listing on the NASDAQ Global Market, the Company’s shares of common stock are also quoted in the form of CDIs on the ASX and trade under the ticker symbol “AVH”. As part of our ASX listing, we are required to comply with the various disclosure requirements as set out under the ASX Listing Rules. The following information is intended to comply with the ASX Listing Rules (where that information has not been provided elsewhere in this Annual Report).

Jurisdiction of incorporation and restrictions on the acquisition of securities

The Company is incorporated in the State of Delaware in the United States of America.   As a foreign company registered in Australia, the Company is not subject to Chapters 6, 6A, 6B and 6C of the Corporations Act 2001 (Cth) dealing with the acquisition of its shares (including substantial holdings and takeovers).

Under the Delaware General Corporation Law, the Company’s shares are generally freely transferable, subject to restrictions imposed by United States federal or state securities laws, by the Company’s certificate of incorporation or by-laws or by an agreement signed with the holders of shares on issue. The Company’s certificate of incorporation and by-laws do not impose any specific restrictions on the transfer of its shares. Repurchases of the Company’s securities are governed by the safe harbor provisions set forth in Rule 10b-18 of the Securities Exchange Act of 1934. However, provisions of the Delaware General Corporation Law, the Company’s certificate of incorporation and the Company’s by-laws could make it more difficult to acquire the Company by means of a tender offer (takeover), a proxy contest or otherwise, or to remove incumbent officers and directors of the Company. These provisions could discourage certain types of coercive takeover practices and takeover bids that the Company’s board may consider inadequate and encourage persons seeking to acquire control of the Company to first negotiate with the board.

Australian Corporate Governance Statement

The board of directors and employees of the Company are committed to developing, promoting and maintaining a strong culture of good corporate governance and ethical conduct. The board of directors confirm that the Company’s corporate governance framework is generally consistent with the ASX’s Corporate Governance Council’s “Corporate Governance Principles and Recommendations” (4th Edition) (“ASX Governance Recommendations”). The Company’s Corporate Governance Statement is

available for viewing at https://ir.avitamedical.com/corporate-governance. The Corporate Governance Statement sets out the ASX Governance Recommendations and the Company’s response as to how and whether it follows those recommendations. Where the Company’s practices depart from a recommendation, the board of directors have disclosed in the Corporate Governance Statement the departure along with reasons for the adoption of its own practices. The Company’s most recent Corporate Governance Statement, dated August 26, 2021 and approved by the board of directors remains accurate as of the date of this annual report on Form 10-K.

Issued capital

As of July 31, 2021, the Company’s issued share capital was as follows:

•	24,895,864 shares of common stock, of which:
•	11,053,273 shares of common stock were held by 92 stockholders and quoted on NASDAQ; and
•	13,842,591 shares of common stock were held by CHESS Depositary Nominees Pty Limited (“Authorised Nominee”) (on behalf of 26,390 CDI holders) representing 69,212,955 CDIs quoted on ASX.

As of July 31, 2021, the following unquoted securities are on issue, which entitle the holders of those securities, upon vesting of their conversion rights, to be issued shares of common stock of the Company:

•	the equivalent of 1,618,570 unquoted options held amongst 113 option holders. Specifically:
•	the equivalent of 150,000 options are on issue to Dr Michael Perry, CEO;
•	the equivalent of 1,468,570 options were granted (and are on issue) to 112 employees of the AVITA Group under the 2016 and 2020 stock option incentive plans; and
•	the equivalent of 187,514 unquoted restricted stock units (“RSUs”) held as follows:
•	the equivalent of 95,014 RSUs held by Dr Michael Perry, CEO; and
•	the equivalent of 92,500 RSUs held by 15 executives under Avita Medical’s Employee Incentive Option Plan.

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

In order to vote at such meetings, CDI holders have the following options:

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

Distribution of Common Stock and CDI Holders at July 31, 2021

Below is a distribution schedule of the number of holders of CDIs, categorized by the size of their holdings, based on the Company’s registers as at July 31, 2021 (assuming all issued shares of common stock are held as CDIs).

	CDIs
	Number of Holders	Number of CDIs
1 - 1000	18,715	6,582,309
1,001 - 5,000	6,020	14,063,894
5,001 - 10,000	966	7,194,726
10,001 - 100,000	684	16,845,078
100,001 - and over	88	79,793,313
	26,473	124,479,320

The number of stockholders and/or CDI holders holding less than a marketable parcel of shares of common stock and/or CDIs (where a “marketable parcel” means a parcel of securities worth at least A$500, pursuant to the ASX Operating Rules) was 3,447 based on the closing market price of the Company’s common stock and CDIs as of July 31, 2021.

There is no current on-market buy-back of our securities.

Twenty Largest CDI Holders as of July 31, 2021

Below is a statement of the 20 largest holders of CDIs, and the number and percentage of issued CDIs held by those holders, based on the Company’s registers as July 31, 2021 (assuming all shares of common stock of the Company are held as CDIs, with 5 CDIs representing a beneficial ownership interest in one share of common stock in the Company).

Rank	Name	Number of CDIs Held (1)		% of CDIs Outstanding
1	Redmile Group, LLC	8,341,635		6.70%
2	The Vanguard Group, Inc.	6,132,985		4.93%
3	Montgomery Investment Management Pty Ltd	5,575,665		4.48%
4	Pura Vida Investments, LLC	4,083,120		3.28%
5	Farallon Capital Management, L.L.C.	4,000,000		3.21%
6	Blackcrane Capital, LLC	3,002,460		2.41%
7	SEI Investments Management Corporation	2,852,265		2.29%
8	State Street Global Advisors (US)	2,252,995		1.81%
9	Michael Perry	1,772,895	(2)	1.42%
10	Norges Bank Investment Management (NBIM)	1,683,705		1.35%
11	UBS Securities Australia Ltd.	1,512,375		1.21%
12	RTW Investments L.P.	1,400,000		1.12%
13	BlackRock Institutional Trust Company, N.A.	1,383,115		1.11%
14	Millennium Management LLC	1,342,905		1.08%
15	Lockheed Martin Investment Management Co.	1,118,030		0.90%
16	Geode Capital Management, L.L.C.	982,860		0.79%
17	Old Mission Capital LLC	718,210		0.58%
18	BlackRock Investment Management (Australia) Ltd.	659,380		0.53%
19	Driehaus Capital Management, LLC	650,000		0.52%
20	Susquehanna International Group, LLP	601,105		0.48%

(1)	Including shares of common stock represented as though they are held as CDIs (with 5 CDIs representing a beneficial ownership interest in one share of common stock in the Company).
(2)	Includes 631,525 CDIs held by the spouse of Dr. Perry.

General Information

The name of our Secretary is Donna Shiroma.

The Company’s ASX liaison officer who is responsible for communications with the ASX is Mark Licciardo.

The complete mailing address, including zip code, of our principal executive office is 28159 Avenue Stanford, Suite 220, Valencia, CA 91355, USA. The telephone number is +1(661) 367-9170.

The address of our registered office in Australia is c/- Mertons Corporate Services Pty Ltd, Level 7, 330 Collins Street, Melbourne VIC 3000, Australia and our telephone number there is +61 3 8689 9997.

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

Directors’ Declaration

As at the date of this annual report, the directors confirm that they are of the opinion that there are reasonable grounds to believe that the members of the “extended closed group” identified in Note 17, being the Company and the Australian Subsidiaries that are party to the deed of cross guarantee that is detailed in Note 17, will be able to meet any liabilities to which they are, or may become, subject, by virtue of the deed of cross guarantee.

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Board is committed to upholding the highest legal and ethical conduct in fulfilling its responsibilities and recognizes that related-party transactions can present a heightened risk of potential or actual conflicts of interest. Accordingly, and as a general matter, it is the Company’s preference to avoid related-party transactions.

Our Audit Committee has primary responsibility for reviewing and approving in advance, or ratifying, all related-party transactions. In conformance with SEC regulations, we define related persons to include our executive officers, our directors and nominees to become a director of our company, any person who is known to us to be a beneficial owner of more than 5% of any class of our voting securities, any immediate family member of any of the foregoing persons, and any firm, corporation or other entity in which any of the foregoing persons is employed, is a general partner or in which such a person has a 5% or greater beneficial ownership interest.

We have several processes that we use to ensure that we identify and review all related-party transactions. Firstly, each executive officer is required to notify either our General Counsel of Chief Financial Officer of any potential transaction that could create a conflict of interest, and the General Counsel or Chief Financial Officer is required to notify the Audit Committee of the potential conflict. The directors, Chief Executive Officer, Chief Financial Officer and General Counsel are required to notify the Audit Committee of any potential transaction that could create a conflict of interest. Secondly, each year, we require our directors and executive officers to complete directors’ and officers’ questionnaires identifying any transactions with us in which the executive officer or director or their family members have an interest. The Audit Committee reviews related party transactions due to the potential for such transactions to create a conflict of interest. A conflict of interest occurs when an individual’s private interest interferes, or appears to interfere, with our interests. Our Board or its committees only approve a related party transaction if it is determined that the transaction is in the best interests of shareholders or is at least not inconsistent with those interests.

There were no such reportable relationships or related party transactions during the fiscal year ended June 30, 2021.

Director Independence

Our board of directors has determined that all members of our board of directors, except Dr. Michael Perry, are independent directors for purposes of the rules of NASDAQ and the SEC and for the purposes of the ASX Listing Rules and the ASX Corporate Governance Council’s 4th Edition Corporate Governance Principles and Recommendations. In making this determination, our board of directors considered the relationships that each non-executive director has with us and all other facts and circumstances that our board of directors deemed relevant, including the beneficial ownership of our common stock by each non-executive director and Mr. Perry’s executive role within the Avita Group.

The composition and functioning of our board of directors and each of our committees complies with all applicable requirements of NASDAQ and the rules and regulations of the SEC as well as the ASX Listing Rules and the ASX Corporate Governance Council’s 4th Edition Corporate Governance Principles and Recommendations.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Fees and Services

Grant Thornton LLP, the U.S. member of Grant Thornton International Ltd, independent registered public accountants have served as our independent public accountant for the period ended June 30, 2021 and 2020. Grant Thornton Audit Pty Ltd, a subsidiary of Grant Thornton Australia Ltd, independent registered public accountants served as our independent public accountant prior to the redomiciliation. The following table sets forth fees billed or accrued by our independent registered public accountants during the fiscal years ended June 30, 2021, and 2020:

	Year Ended June 30,
	2021	2020
Audit fees - Grant Thornton LLP (1)	$1,038,645	$265,423
Audit fees - Grant Thornton Audit Pty Ltd (1)	25,845	212,147
Tax fees - Grant Thornton LLP (2)	126,929	90,737
Tax fees - Grant Thornton Audit Pty Ltd (2)	—	20,815
Total fees	$1,191,419	$589,122

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

(3)	Exhibits

The exhibits listed in the following Index to Exhibits are filed, furnished or incorporated by reference as part of this Annual Report

EXHIBITS

Exhibit	Exhibit
Number	Description

2.1	Scheme Implementation Agreement (incorporated by reference to Exhibit 99.2 of Form 6-K of Avita Medical Limited dated April 20, 2020)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K12B filed on June 30, 2020)

3.2	Certificate of Amendment of Certificate of Incorporation**

3.3	Amended and Restated Bylaws

4.1	Description of Capital Stock (incorporated by reference to the registrant’s Form 8-K12B filed on June 30, 2020)

10.1	Employee Incentive Option Plan (incorporated by reference to Exhibit 4.1 of the Form 20-F of Avita Medical Limited filed September 27, 2019)†

10.2	Employee Share Plan (incorporated by reference to Exhibit 4.2 of the Form 20-F of Avita Medical Limited filed September 27, 2019)†

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

Exhibit	Exhibit
Number	Description

10.10	Third Amendment to the Lease Agreement between the registrant and RIF III-Avenue Stanford LLC, dated November 17, 2020, as amended) **
10.11	Executive Employment Agreement between the registrant and Dr. Michael Perry, dated November 12, 2019.**
10.12	RSUs – Confirmatory Deed between the registrant and Dr. Michael Perry, dated November 12, 2019. **
10.13	Option Confirmatory Deed between the registrant and Dr. Michael Perry, dated November 12, 2019. **
10.14	Executive Employment Agreement between the registrant and Michael Holder, dated effective March 22, 2021. **
10.15	Executive Employment Agreement between the registrant and Kathy McGee, dated effective December 1, 2020. **
10.16	Executive Employment Agreement between the registrant and Erin Liberto, dated effective August 28, 2017. **
10.17	Executive Employment Agreement between the registrant and Andrew Quick, dated effective April 1, 2019. **
10.18	Executive Employment Agreement between the registrant and Donna Shiroma, dated effective June 25, 2018.**

14.1	Code of Ethics **

21.1	Subsidiaries of the Registrant **
23.1	Consent of Independent Registered Public Accounting Firm**

31.1	Certification of CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **

31.2	Certification of CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **

32.1	Certification of CEO and CFO pursuant to Section 906 of The Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contract or compensation plan or arrangement.
*	Certain identified confidential information has been redacted from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
**	Filed herewith

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVITA Medical, Inc.
(Registrant)

Date: August 26, 2021	/s/ Dr. Michael Perry
Dr. Michael Perry
Chief Executive Officer (Principal Executive Officer)

Date: August 26, 2021	/s/ Michael Holder
Michael Holder
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Dr. Michael Perry	Chief Executive Officer and Director	August 26, 2021
Dr. Michael Perry	(Principal Executive Officer)

/s/ Michael Holder	Chief Financial Officer	August 26, 2021
Michael Holder	(Principal Financial and Accounting Officer)

/s/ Lou Panaccio	Director	August 26, 2021
Lou Panaccio

/s/ Jeremy Curnock Cook	Director	August 26, 2021
Jeremy Curnock Cook

/s/ Louis Drapeau	Director	August 26, 2021
Louis Drapeau

/s/ Suzanne Crowe	Director	August 26, 2021
Suzanne Crowe

/s/ James Corbett	Director	August 26, 2021
James Corbett

/s/ Jan Stern Reed	Director	August 26, 2021
Jan Stern Reed

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

AVITA Medical, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Avita Medical, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Los Angeles, California
August 26, 2021

AVITA MEDICAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of
	June 30, 2021	June 30, 2020
ASSETS
Cash and cash equivalents	$110,746	$73,639
Accounts receivable, net	3,467	2,076
BARDA receivables	3,936	356
Prepaids and other current assets	1,333	990
Restricted cash	201	201
Inventory	1,647	1,125
Total current assets	121,330	78,387
Plant and equipment, net	1,458	1,363
Operating lease right-of-use assets	1,480	2,347
Intangible assets, net	472	364
Other long-term assets	761	1
Total assets	$125,501	$82,462
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities	$3,120	$4,333
Accrued wages and fringe benefits	3,321	2,816
Other current liabilities	949	560
Total current liabilities	7,390	7,709
Contract liabilities	1,075	435
Operating lease liabilities, long term	878	1,917
Other long-term liabilities	503	-
Total liabilities	9,846	10,061
Contingencies (Note 10)
Shareholders' Equity:
Common stock, $0.0001 par value per share, 200,000,000 shares authorized, 24,895,864 and 21,467,912 shares issued and outstanding at June 30, 2021 and June 30, 2020, respectively	3	3
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding at June 30, 2021 and June 30, 2020	-	-
Additional paid-in capital	328,889	259,165
Accumulated other comprehensive income	8,259	8,146
Accumulated deficit	(221,496)	(194,913)
Total shareholders' equity	115,655	72,401
Total liabilities and shareholders' equity	$125,501	$82,462

The accompanying notes form part of the consolidated financial statements

AVITA MEDICAL, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended June 30,
	2021	2020	2019
Revenues	$29,232	$14,263	$5,474
Cost of sales	(5,949)	(2,973)	(1,271)
Gross profit	23,283	11,290	4,203
BARDA income	2,055	3,926	5,921
Operating expenses:
Sales and marketing expenses (1)	(14,660)	(15,706)	(12,549)
General and administrative expenses (1)	(22,400)	(33,025)	(15,099)
Research and development expenses (1)	(14,818)	(9,164)	(8,004)
Total operating expenses	(51,878)	(57,895)	(35,652)
Operating loss	(26,540)	(42,679)	(25,528)
Interest expense	(22)	(33)	(27)
Other income	17	686	332
Loss before income taxes	(26,545)	(42,026)	(25,223)
Income tax benefit/(expense)	(38)	(4)	121
Net loss	$(26,583)	$(42,030)	$(25,102)
Net loss per common share:
Basic	$(1.17)	$(2.07)	$(1.56)
Diluted	$(1.17)	$(2.07)	$(1.56)
Weighted-average common shares:
Basic	22,674,313	20,290,966	16,064,588
Diluted	22,674,313	20,290,966	16,064,588

(1)	Refer to Note 2 for reclassification of share-based compensation expense.

The accompanying notes form part of the consolidated financial statements

AVITA MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year ended June 30,
	2021	2020	2019
Net loss	$(26,583)	$(42,030)	$(25,102)
Foreign currency translation gain/(loss)	113	(38)	101
Comprehensive loss	$(26,470)	$(42,068)	$(25,001)

The accompanying notes form part of the consolidated financial statements

AVITA MEDICAL, INC.

Consolidated Statements of Shareholders’ Equity

(In thousands, except shares)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Shareholders' Equity
Balance at June 30, 2018	12,773,783	$2	$133,673	$8,083	$(127,726)	$14,032
Net loss	-	-	-	-	(25,102)	(25,102)
Issuance of common stock under direct placement	5,870,613	1	32,453	-	-	32,454
Issuance costs associated with direct placement	-	-	(2,934)	-	-	(2,934)
Share-based compensation	-	-	1,946	-	-	1,946
Exercise of stock options	68,600	-	335	-	-	335
Translation gain	-	-	-	101	-	101
Balance at June 30, 2019	18,712,996	$3	$165,473	$8,184	$(152,828)	$20,832
Net loss	-	-	-	-	(42,030)	(42,030)
Issuance of common stock under direct placement	2,033,898	-	81,702	-	-	81,702
Issuance costs associated with direct placement	-	-	(5,077)	-	-	(5,077)
Share-based compensation	-	-	16,486	-	-	16,486
Exercise of stock options	99,982	-	474	-	-	474
Vesting of RSU options	605,183	-	-	-	-	-
Issuance of common stock to director in lieu of directors fees	15,853	-	107	-	-	107
Beginning balance adjustment related to the adoption of ASC 842	-	-	-	-	(55)	(55)
Translation loss	-	-	-	(38)	-	(38)
Balance at June 30, 2020	21,467,912	$3	$259,165	$8,146	$(194,913)	$72,401
Net loss	-	-	-	-	(26,583)	(26,583)
Issuance of common stock under direct placement	3,214,250	-	69,106	-	-	69,106
Issuance costs associated with direct placement	-	-	(5,109)	-	-	(5,109)
Share-based compensation	-	-	5,664	-	-	5,664
Exercise of stock options	14,359	-	63	-	-	63
Vesting of restricted stock units	199,343	-	-	-	-	-
Translation gain	-	-	-	113	-	113
Balance at June 30, 2021	24,895,864	$3	$328,889	$8,259	$(221,496)	$115,655

The accompanying notes form part of the consolidated financial statements

AVITA MEDICAL, Inc.

Consolidated Statement of Cash Flows

(in thousands)

	Year Ended June 30,
	2021	2020	2019
Cash flow from operating activities:
Net loss	$(26,583)	$(42,030)	$(25,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	715	465	269
Share-based compensation	5,664	16,486	1,946
Non-cash lease expense	591	502	-
Loss on fixed asset disposal	130	259	2
Remeasurement and foreign currency transaction loss	228	7	397
Excess and obsolete inventory related charges	226	84	89
BARDA deferred costs	343	-	-
Contract cost amortization	129	-	-
Provision for doubtful accounts	12	43	6
Issuance of common stock to directors in lieu of directors fees	-	107	-
R&D tax credit benefit	-	-	(129)
Changes in operating assets and liabilities:
Trade and other receivables	(1,399)	(729)	(1,291)
BARDA receivables	(3,580)	26	1,522
R&D tax credits	-	121	1,742
Prepaids and other current assets	(342)	219	(315)
Inventory	(745)	(468)	17
Operating lease liability	(594)	(476)	-
Other long-term assets	(889)	-	(4)
Accounts payable and accrued expenses	(1,333)	2,308	69
Accrued wages and fringe benefits	493	693	737
Other current liabilities	155	(366)	384
Contract liabilities	640	6	429
Other long-term liabilities	238	(4)	(18)
Net cash used in operations	(25,901)	(22,747)	(19,250)
Cash flows from investing activities:
Cash paid for property and equipment	(894)	(590)	(1,021)
Cash paid for patent filing fees	(280)	(257)	(206)
Net cash used in investing activities	(1,174)	(847)	(1,227)
Cash flow from financing activities:
Proceeds from direct placement of common stock	69,106	81,702	32,453
Issuance cost associated with direct placement	(5,109)	(5,077)	(2,934)
Principal repayment of finance lease	(11)	(42)	(62)
Proceeds from exercise of stock options	63	474	252
Net cash provided by financing activities	64,049	77,057	29,709
Effect of foreign exchange rate on cash and restricted cash	133	3	156
Net increase in cash and cash equivalents and restricted cash	37,107	53,466	9,388
Cash and cash equivalents and restricted cash beginning of the period	73,840	20,374	10,986
Cash and cash equivalents and restricted cash end of the period	$110,947	$73,840	$20,374
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$42	$-	$-
Cash paid for Interest	$3	$42	$27
Plant and equipment purchases not yet paid	$20	$85	$15

The accompanying notes form part of the consolidated financial statements

AVITA MEDICAL, INC.

Notes to Consolidated Financial Statements

1. The Company

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These financial statements include the assets, liabilities, revenues and expenses of all wholly-owned subsidiaries.

Nature of the Business

The AVITA group of companies (comprising AVITA Medical, Inc. (“AVITA” or the “Company”) and its subsidiaries, including AVITA Medical Pty Limited, previously known as AVITA Medical Limited, (“AVITA Medical”)) (collectively, “AVITA Group” or “we”, “us”, or “our”) is a commercial-stage regenerative tissue company focused on the treatment of burns, trauma and other acute injuries, together with skin defects like vitiligo. The Company’s lead product is the RECELL® System, a device that enables healthcare professionals to produce a suspension of Spray-On Skin™ Cells using a small sample of the patient’s own skin. In September 2018, the United States Food & Drug Administration (“FDA”) granted premarket approval (“PMA”) to the RECELL System for use in the treatment of acute thermal burns in patients eighteen years and older and pediatric acute full thermal burns in 2021. Following receipt of our PMA, we commenced commercializing the RECELL System in January 2019 in the United States. In addition, the FDA has granted the Company three Investigational Device Exemptions (“IDEs”) studies which have enabled the Company to initiate pivotal clinical investigational studies to seek expanded FDA (supplementary) PMA of the RECELL System for each of soft tissue reconstruction, pediatric scalds, and vitiligo. Enrollment of those clinical studies is ongoing and, if successful, those studies would enable the Company to commence commercializing the RECELL System in the United States in each of those indications.

In March 2020, the World Health Organization declared the outbreak of a novel strain of the coronavirus (“COVID-19”) a pandemic. COVID-19 is having, and will likely continue to have, an effect on the Company’s business, results of operations, financial condition, and cash flows, and its future impacts remain highly uncertain and unpredictable. The Company has considered the disruptions caused by COVID-19, including lower than forecasted sales, delays to the speed of enrollment in the Company’s clinical trials that may, if successful, support commercial approval and new revenues in additional markets, and macroeconomic factors, that may impact its estimates. The Company has assessed the potential impact of COVID-19 on certain accounting matters including, but not limited to, the allowance for doubtful accounts, inventory reserves and return reserves, and impairment considerations for long-lived assets and intangibles, as of June 30, 2021 and through the date of this report. The Company’s business and operations have been impacted by COVID-19 as  the effects of  COVID-19 related travel restrictions have reduced accidents and the incidence of burns and burns admissions.  With respect to future operating results, it is not possible at this time to predict, with any degree of precision, the effects of COVID-19. Consequently, actual results for accounting estimates and assumptions, particularly those relating to the recoverability of certain intangible assets and estimates of expected credit losses on accounts receivable could differ from these estimates.

Recent Developments

In July 2020, Biomedical Advanced Research and Development Authority ("BARDA") initiated the procurement of the RECELL system valued at $7.6 million as part of the U.S. Department of Health and Human Services emergency response preparedness. As part of the contract the Company delivered 5,614 RECELL system units to BARDA.  Units procured by BARDA as part of the emergency response preparedness are maintained and stored by the Company under a vendor-managed inventory arrangement (“VMI”) during the term of the contract.  In addition to procurement of the product, BARDA has expanded its awarded contract to provide supplemental funding of $1.6 million to support the emergency deployment of the RECELL system for use in mass casualty or other emergency situations. As of June 30, 2021, a total of 5,614 RECELL system units have been delivered into the VMI and accepted by BARDA.

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

Redomiciliation

On June 29, 2020, a statutory scheme of arrangement under Australian law to effect a redomiciliation of the AVITA Group from Australia to the United States of America was implemented (the “Redomiciliation”). The Redomiciliation was approved by shareholders on June 15, 2020 and approved by the Federal Court of Australia on June 22, 2020.

Pursuant to the Redomiciliation, all ordinary shares in AVITA Medical, the former parent company of the AVITA Group, were exchanged for shares of common stock in the Company. As a result, the Company became the sole shareholder of AVITA Medical and the new parent company of the AVITA Group. In conjunction with the Redomiciliation, an implicit consolidation or reverse split on a 1 for 100 basis was implemented whereby shareholders of AVITA Medical received one share of common stock in the Company for every 100 shares held in AVITA Medical.

Under the Redomiciliation, eligible shareholders in AVITA Medical received consideration in the form of:

•	five CDIs in the Company for every 100 ordinary shares in AVITA Medical that were held by them; or
•	one share of common stock in the Company for every 5 ADSs in AVITA Medical that were held by them.

The Company’s CDIs are quoted on the ASX under AVITA Medical’s previous ASX ticker code, “AVH”. The Company’s shares of common stock are quoted on NASDAQ under AVITA Medical’s previous NASDAQ ticker code, “RCEL”. One share of common stock on NASDAQ is equivalent to five CDIs on the ASX.

As a result of the ‘implicit consolidation’ that occurred under the Redomiciliation, the number of shares of common stock on issue in the Company (as set out in the consolidated financial statements) is less than the number of ordinary shares issued and outstanding in AVITA Medical that was previously set out in the consolidated financial statements of AVITA Medical. All common stock amounts included in these financial statements have been retroactively reduced by a factor of one hundred and all per share amounts have been increased by a factor of one hundred, with the exception of the Company’s common stock par value.

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

The Company reclassified share-based compensation expense of $16.5 million and $1.9 million to sales and marketing expense, general and administrative expense and research and development expenses as detailed in the table below for the years ended June 30, 2020 and 2019, respectively (in thousands).

	Year-ended June 30, 2020			Year-ended June 30, 2019
	As previously reported	Amount reclassified	As Reported	As previously reported	Amount reclassified	As Reported
Sales and marketing expense	$(14,813)	$(893)	$(15,706)	$(12,253)	$(296)	$(12,549)
General and administrative expense	(18,135)	(14,890)	(33,025)	(13,581)	(1,518)	(15,099)
Research and development expense	(8,461)	(703)	(9,164)	(7,872)	(132)	(8,004)
Share-based compensation	(16,486)	16,486	-	(1,946)	1,946	-
Total operating expenses	(57,895)	-	(57,895)	(35,652)	-	(35,652)
Operating loss	(42,679)	-	(42,679)	(25,528)		(25,528)
Loss before income taxes	(42,026)	-	(42,026)	(25,223)	-	(25,223)
Net Loss	(42,030)	-	(42,030)	(25,102)	-	(25,102)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. As a result of the redomiciliation described above, the parent company of the AVITA group changed from AVITA Medical to the Company. All intercompany transactions and balances have been eliminated on consolidation.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts (including doubtful accounts, carrying value of long-lived asset, the useful lives of long-lived assets, accounting for income taxes, stock-based compensation and the stand-alone selling price for the BARDA contract) and related disclosures. Estimates have been prepared on the basis of the current and available information. However, actual results could differ from estimated amounts.

Foreign Currency Translation and Foreign Currency Transactions

The financial position and results of operations of the Company’s operating non-U.S. subsidiaries are generally determined using the respective local currency as the functional currency of that subsidiary. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive gain (loss) in shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in general and administrative expenses and were a loss of $97,000, $7,000, and $397,000 for the year ended June 30, 2021, 2020 and 2019, respectively.

The Company’s non-operating subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, nonmonetary assets and liabilities at historical rates. Gains and losses resulting from these remeasurements and foreign currency transactions are included in general and administrative expenses.  During the year ended June 30, 2021, the Company recorded losses of $131,000. For the years ended June 30, 2020 and 2019 such amounts were not significant.

Comprehensive Income (Loss)

The components of comprehensive income (loss) consist of net income (loss) and changes in foreign currency exchange rate translation. The changes in foreign currency exchange rate translation are excluded from earnings and reported as a component of shareholders’ equity. The foreign currency translation adjustment results from those subsidiaries not using the United States dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period, whereas revenues and expenses are translated at average exchange rates in effect during the period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive gain/(loss) account in shareholders’ equity.

Revenue Recognition

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

Revenues for commercial customers (hospitals and treatment centers) are recognized as control of the product is transferred to customers, at an amount that reflects the consideration expected to be received in exchange for the product. Revenues are recognized net of volume discounts. As such, revenue is recognized only to the extent a significant reversal of revenues is not expected to occur in subsequent periods. For the Company’s contracts that have an original duration of one year or less, the Company elected the practical expedient applicable to such contracts and does not consider the time value of money. Further, because of the short duration of these contracts, the Company has not disclosed the transaction price for the remaining performance obligations as of each reporting period or when the Company expects to recognize this revenue. The Company has further applied the practical expedient to exclude sales tax in the transaction price and expense contract fulfilment costs such as commissions and shipping and handling expenses as incurred.

For revenues related to the BARDA contract with-in the scope of ASC 606, the Company identified two performance obligations (i) the procurement of 5,614 RECELL units, (ii) emergency preparedness services. Through this contract the Company promises to procure the product through a vendor management inventory arrangement and to stand ready to provide emergency deployment services related to the product. Emergency preparedness services include procuring necessary storage containers, housing, and maintaining the containers (and product), and providing shipping and handling services in the event of an emergency situation. This stand ready obligation is a series of distinct services that are substantially the same and have the same pattern of transfer to the customer, overtime as services are consumed.

The total transaction price for the portion of the BARDA contract that is with-in the scope of ASC 606, was determined to be $9.2 million.  The transaction price was allocated on a stand-alone selling price basis as follows: $7.6 million to the procurement of the RECELL product, which is classified as revenues when recognized in the consolidated statement of operations and $1.6 million to the emergency deployment services which is classified as revenues when recognized in the consolidated statement of operations.  The $1.6 million for emergency deployment includes variable consideration which is deemed immaterial to the contract as a whole.  The Company estimated the stand-alone selling price of the procurement of the RECELL product based on historical pricing of the Company’s product at the initial execution of the contract. The Company estimated the stand-alone selling price of the emergency deployment services performed based on the Company’s projected cost of providing the services plus an applicable profit margin as denoted in the contract.

The Company’s performance obligations are either satisfied at a point in time or over time as services are provided. The product procurement performance obligation is satisfied at a point in time, upon transfer of control of the product. As such, the related revenue for these performance obligations is recognized at a point in time as revenue within the Company’s consolidated statement of operations. In addition to guidance under ASC 606, the Company recognizes revenue from the sales of RECELL product to BARDA for placement into vaccine stockpiles in accordance with Securities and Exchange Commission (SEC) Interpretation, Commission Guidance regarding Accounting for Sale of Vaccines and BioTerror Countermeasures to the Federal Government for Placement into the Pediatric Vaccine Stockpile or the Strategic National Stockpile (SNS). Under this guidance, revenue is recognized when product is placed in the BARDA vendor-managed inventory as control of the product has been transferred to the customer at the time of delivery to the VMI.  RECELL units that have been delivered to BARDA have a product replacement obligation at no cost to BARDA due to product’s limited shelf-life. The estimated cost of the expired inventory over the term of the contract is recognized on a per unit basis at the time of delivery. The liability is released upon replacement of the product along with a corresponding reduction to inventory. The emergency preparedness services performance obligation is satisfied over time.  Revenue for the emergency deployment will be recognized on a straight-line basis during the term of the contract as services are consumed over time. Services recognized are included in sales within the consolidated statement of operations. Contract costs to fulfil the performance obligations are incremental and expected to be recovered are capitalized and amortized on a straight-line basis over the term of the contract. Contract costs are included in other long-term assets.

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

Cost of Sales

Cost of sales related to products includes costs to manufacture or purchase, package, and ship the Company’s products. Costs also include relevant production overhead and depreciation and amortization. These costs are recognized when control of the product is transferred to the customer and revenue is recognized.

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

Cash and Cash Equivalents

Consists of cash held at deposit institutions and cash equivalents. Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less from the date of purchase and consist primarily of money market funds. The Company holds cash at deposit institutions in the amount of $54.2 million and $73.6 million of which $273,000 and $466,000 is denominated in foreign currencies in foreign institutions as of June 30, 2021 and 2020, respectively. As of June 30, 2021 and 2020, the Company held cash equivalents in the amount of $56.5 million and $0, respectively.

Restricted Cash

Pursuant to a contractual agreement with American Express to maintain the business credit card, the Company must maintain restricted cash deposits which amounted to approximately $201,000 and $201,000 as of June 30, 2021 and 2020, respectively.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, trade receivable, BARDA receivables and other receivables. As of June 30, 2021, and 2020, substantially all of the Company’s cash was deposited in accounts at financial institutions, and amounts may exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institutions in which its cash is held.

As of June 30, 2021 no single commercial customer accounted for more than 10% of total revenues or net accounts receivable. BARDA revenues for the procurement of the RECELL system accounted for approximately 26% of total revenues.  As of June 30, 2020, no single commercial customer accounted for more than 10% of total revenues or net accounts receivable. As of June 30, 2019, one commercial customer accounted for approximately 10.5% of total revenues and three customers accounted for more than 10% of net accounts receivable, each representing approximately 14.6%, 10.3% and 10.1% of total net accounts receivable. BARDA receivables for the procurement of the RECELL system and emergency preparedness accounted for approximately 91% of BARDA receivables.  See table below for breakdown of BARDA receivables (in thousands).

	As of June 30, 2021	As of June 30, 2020
BARDA procurement and emergency preparedness services	$3,583	$—
BARDA expense reimbursements	353	356
Total	$3,936	$356

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, consisting of cash and cash equivalents, trade receivables, prepaids and other receivables, accounts payable, accrued liabilities and contract liabilities, approximate fair value due to the relative short-term nature of these instruments.

Accounts Receivable

Accounts receivable are recorded net of customer allowances for doubtful accounts. The Company estimates an allowance for expected credit losses (i.e., the inability of our customers to make required payments). These estimates are based on a combination of past experience and current trends. In estimating the allowance for expected credit losses, consideration is given to the current aging of receivables, a specific review for potential bad debts and an evaluation of historic write-offs. The resulting bad debt expense is included in sales and marketing expenses in the consolidated statement of operations. Receivables are written-off when deemed uncollectible. As of June 30, 2021, and 2020 the allowance for doubtful accounts was $30,000 and $18,000, respectively.

A rollforward of the activity in the Company’s allowance for doubtful account is as follows (in thousands):

	June 30,
	2021	2020	2019
Allowance for doubtful accounts at beginning of year	$18	$18	$17
Bad debt expense	12	43	6
Deductions	-	(43)	(5)
Allowance for doubtful accounts, at end of year	$30	$18	$18

BARDA Income and Receivables

The AVITA Group was awarded a BARDA grant in September 2015. Under this grant BARDA supports the Company’s research and development for the Company’s product, including the ongoing U.S. clinical regulatory program targeted towards FDA PMA, our compassionate use program, clinical and health economics research, and U.S. pediatric burn programs.

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

The Company has concluded that grants under the BARDA grant are not within the scope of ASC 606, as they do not meet the definition of a contract with a “customer.” The Company has further concluded that Subtopic 958-605, Not-for-Profit-Entities-Revenue Recognition also does not apply, as the Company is a business entity and the grants are with governmental agencies or units. With respect to the BARDA grant, we considered the guidance in IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, by analogy. BARDA income and related receivables are recognized when there is reasonable assurance that the grant will be received, and all attaching conditions have been complied with. When the grant relates to an expense item, the grant received is recognized as income over the period when the expense was incurred.

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

Leases

The Company has operating leases for corporate office space, manufacturing and warehouse facility. The Company has finance leases for equipment and furniture, which are not material to the consolidated financial statements. The Company’s operating leases have remaining lease terms of one year to three years, some of which include options to renew the lease.  At contract inception, the Company determines whether the contract is a lease or contains a lease. A contract contains a lease if the Company is both able to identify an asset and can conclude it has the right to control the identified asset for a period of time. Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheet.

Right of use (“ROU”) assets represent the Company’s right to control an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an explicit rate, the Company used its incremental borrowing rate (“IBR”) based on the information available at commencement date in determining the discount rate used to present value lease payments. In determining the IBR, the Company considered its credit rating and current market interest rates. The IBR used approximates the interest that the Company would be required to pay for a collateralized loan over a similar term. The Company’s leases typically do not include any residual value guarantees or asset retirement obligations.

The Company’s lease terms are only for periods in which it has enforceable rights. A lease is no longer enforceable when both the lessee and the lessor each have the right to terminate the lease without permission from the other party with no more than an insignificant penalty. The Company has options to renew some of these leases for three years after their expiration. The Company considers these options, which may be elected at the Company’s sole discretion, in determining the lease term on a lease-by-lease basis. Lease expense is recognized on a straight-line basis over the lease term and is primarily included in general and administrative expenses in the accompanying consolidated statements of operations.

The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component for all underlying asset classes. Some leases require variable payments for common area maintenance, property taxes, parking, insurance and other variable costs. The variable portion of lease payments is not included in operating lease assets or liabilities. Variable lease costs are expensed when incurred.

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

Intangible Assets

The Company maintains definite-lived intangible assets related to patents initially measured at cost and amortized over estimated useful lives of approximately 3—20 years. The Company had capitalized patent costs of $700,000 and $483,000 as of June 30, 2021 and 2020, respectively, related to regulatory approval of the RECELL System, and are being amortized over their estimated useful lives.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated, undiscounted future cash flows is less than the carrying amount of the asset, then an impairment is recognized for the amount by which the carrying value of the asset exceeds its estimated fair value. Fair value is determined using the market, income or cost approaches as appropriate for the asset. Any write-downs are treated as permanent reductions in the carrying amount of the asset and recognized as an operating loss. There were no impairments of long-lived assets in the years ended June 30, 2021, 2020 and 2019.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of compensation and employee benefits of sales and marketing personnel and related sales support teams, marketing events, advertising costs, travel, trade shows and other marketing materials. The Company expenses all selling and marketing costs as incurred. Advertising expense were $73,000, $51,000 and $186,000 for the year ended June 30, 2021, 2020 and 2019, respectively.

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

Stock-Based Compensation

The Company records compensation expense for stock options based on the fair market value of the awards on the date of grant. The fair value of stock-based compensation awards is amortized over the vesting period of the award. Compensation expense for performance-based awards is measured based on the number of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria, if any. The Black-Scholes option pricing model and Monte Carlo Simulation were used to estimate the fair value of the time-based and performance-based options, respectively.  Under ASU 2016-09, Compensation – Stock Compensation (“ASC 718”) Improvements to Employee Share-Based Payment Accounting, the Company elected to account for forfeitures as they occur.

The following assumptions were used in the valuation of stock options.

•	Expected volatility – determined using the average of the historical volatility using daily intervals over the expected term and the derived volatility using the longest term available of 12 months.
•	Expected dividends - based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future
•

Expected term – the expected term of the Company’s stock options for tenure only vesting has been determined utilizing the “simplified” method as described in the SEC’s Staff Accounting Bulletin No. 107 relating to stock-based compensation. The simplified method was chosen because the Company has limited historical option exercise experience due to its short operating history of awards granted, the first plan was established in 2016 and was primarily used for Executives awards.  Further, the Company does not have sufficient history of exercises in the U.S. market given the recent redomiciliation to the United States in the prior fiscal year. The expected term of options with a performance condition was set to the contractual term of 10 years.  The contractual term was used options with performance condition were awarded to C-Suite executives and the Company assumes that they will hold them longer than rank and file executives.

•	Risk-free interest rate – the risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period approximately equal to the expected term of the award.

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

3. Accounting Standards Update

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which includes amendments to simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740, Income Taxes, or ASC 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. The new guidance is effective for the Company for annual periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted. The Company is currently evaluating the potential impact that the adoption of ASU 2019-12 will have on its consolidated financial statements.

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

The following table sets forth the Company’s operating lease expenses which are included in general and administrative expenses in the consolidated statements of operations (in thousands):

	Year ended June 30,
	2021	2020	2019
Operating lease cost	$731	$701	$-
Variable lease cost	48	47	-
Total lease cost	$779	$748	$-

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Year ended June 30,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$735	$675	$-

Supplemental balance sheet information, related to operating leases was as follows (in thousands):

	As of June 30, 2021	As of June 30, 2020
Reported as:
Operating lease right-of-use assets	$1,480	$2,347
Total right-of-use assets	$1,480	$2,347

Other current liabilities:
Operating lease liabilities, short-term	$702	$533
Operating lease liabilities, long term	878	1,917
Total operating lease liabilities	$1,580	$2,450
Operating lease weighted average remaining lease term (years)	2.67	3.91
Operating lease weighted average discount rate	6.70%	7.50%

As of June 30, 2021, maturities of the Company’s operating lease liabilities are as follows (in thousands):

Operating Leases
2022	$784
2023	428
2024	413
2025	105
Total lease payments	$1,730
Less imputed interest	(150)
Total operating lease liabilities	$1,580

At June 30, 2021, there were no leases entered into that had not yet commenced.

5. Inventory

The composition of inventories is as follows (in thousands):

	June 30,
	2021	2020
Raw materials	$982	$947
Work in process	241	—
Finished goods	424	178
Total inventory	$1,647	$1,125

 The Company has reduced the carrying value of its inventories to reflect the lower of cost or net realizable value. Charges for estimated excess and obsolescence are recorded in cost of sales in the consolidated statement of operations and were $226,000, $84,000, and $89,000 for the years ended June 30, 2021, 2020 and 2019, respectively.

6. Intangible Assets

The composition of intangible assets is as follows (in thousands):

		As of June 30, 2021			As of June 30, 2020
	Weighted Average Life	Gross Amount	Accumulated Amortization	Net Carry Amount	Gross Amount	Accumulated Amortization	Net Carry Amount
Patent 1	3	$264	$(190)	$74	$235	$(101)	$134
Patent 2	14	138	(16)	122	74	(9)	65
Patent 3	15	163	(19)	144	125	(9)	116
Patent 5	20	46	(2)	44	26	-	26
Patent 6	20	39	(1)	38	-	-	-
Patent 8	20	3	-	3	-	-	-
Trademarks	Indefinite	47	-	47	23	-	23
Total intangible assets		$700	$(228)	$472	$483	$(119)	$364

During the years ended June 30, 2021 and 2020, the Company did not identify any events or changes in circumstances that indicated the carrying value of its intangibles may not be recoverable. As such, there was no impairment of intangibles assets recognized for the years ended June 30, 2021, 2020 and 2019. Amortization expense of intangibles included in the consolidated statements of operations was $109,000, $119,000 and $0 for the years ended June 30, 2021, 2020 and 2019, respectively.

The Company expects the future amortization of amortizable intangible assets held at June 30, 2021 to be (in thousands):

Estimated Amortization Expense
2022	$89
2023	28
2024	28
2025	28
2026	28
Thereafter	224
Total	$425

7. Property and Equipment, net

The composition of property and equipment, net is as follows (in thousands):

	Useful Lives	As of June 30, 2021	As of June 30, 2020
Computer equipment	3 years	$722	$802
Computer software	3 years	775	369
Construction in progress		48	138
Furniture and fixtures	7 years	440	425
Laboratory equipment	5 years	523	194
Leasehold improvements	Lesser of life or lease term	242	216
RECELL Moulds	5 years	129	100
Less: accumulated amortization and depreciation		(1,421)	(881)
Total plant and equipment, net		$1,458	$1,363

Depreciation expense related to plant and equipment was $606,000, $346,000 and $269,000 for the years ended June 30, 2021, 2020 and 2019, respectively.

8. Prepaids and Other Current Assets and Other Long—Term Assets

Prepaids and other current assets consisted of the following (in thousands):

	As of June 30, 2021	As of June 30, 2020
Prepaid expenses	$853	$792
Lease deposits	-	123
Other receivables	480	75
Total prepaids and other current assets	$1,333	$990

Prepaid expenses primarily consist of prepaid benefits and insurance.

Other long-term assets consisted of the following (in thousands):

	As of June 30, 2021	As of June 30, 2020
BARDA contract costs	$613	$—
Long-term lease deposits	126	1
Long-term prepaids	22	—
Total other long-term assets	$761	$1

9. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. Long-lived assets were primarily located in the United States as of June 30, 2021, and 2020 with an insignificant amount located in Australia and the United Kingdom. Revenue by region for the years ended June 30, 2021, 2020 and 2019 were as follows (in thousands):

	June 30,
	2021	2020	2019
Revenue:
United States	$28,955	$13,800	$4,404
Foreign:
Australia	207	292	806
United Kingdom	70	171	264
Total	$29,232	$14,263	$5,474

Revenue by Customer type for the years ended June 30, 2021, 2020 and 2019 were as follows (in thousands):

	June 30,
	2021	2020	2019
Revenue:
Commercial sales	$21,483	$14,263	$5,474
BARDA:
Product sales	7,595	—	—
Services for emergency preparedness	154	—	—
Total	$29,232	$14,263	$5,474

Cost of sales by Customer type for the years ended June 30, 2021, 2020 and 2019 were as follows (in thousands):

	June 30,
	2021	2020	2019
Cost of sales
Commercial cost	$3,931	$2,973	$1,271
BARDA:
Product cost	1,889	—	—
Emergency preparedness service cost	129	—	—
Total	$5,949	$2,973	$1,271

10. Contingencies

The Company is subject to certain contingencies arising in the ordinary course of business. The Company records accruals for these contingencies to the extent that a loss is both probable and reasonably estimable. If some amount within a range of loss appears to be a better estimate than any other amount within the range, that amount is accrued. Alternatively, when no amount within a range of loss appears to be a better estimate than any other amount, the lowest amount in the range is accrued. The Company expenses legal costs associated with loss contingencies as incurred. As of June 30, 2021, the Company does not have any outstanding or threatened litigation that would have a material impact to the financial statements.

11. Common and Preferred Stock

On June 29, 2020, a statutory scheme of arrangement under Australian law to effect a redomiciliation of the AVITA Group from Australia to the United States of America was implemented (“the Redomiciliation”). The Redomiciliation was approved by shareholders on June 15, 2020 and approved by the Federal Court of Australia on June 22, 2020.

Pursuant to the Redomiciliation, all ordinary shares in AVITA Medical, the former parent company of the AVITA Group, were exchanged for shares of common stock in the Company. As a result, the Company became the sole shareholder of AVITA Medical and the new parent company of the AVITA Group. In conjunction with the Redomiciliation, an implicit consolidation or reverse split on a 1 for 100 basis was implemented whereby shareholders of AVITA Medical received one share of common stock in the Company for every 100 shares held in AVITA Medical.

Under the Redomiciliation, eligible shareholders in AVITA Medical received consideration in the form of:

•	five CDIs in the Company for every 100 ordinary shares in AVITA Medical that were held by them; or
•	one share of common stock in the Company for every 5 ADSs in AVITA Medical that were held by them.

The Company’s CDIs are quoted on the ASX under AVITA Medical’s previous ASX ticker code, “AVH”. The Company’s shares of common stock are quoted on NASDAQ under AVITA Medical’s previous NASDAQ ticker code, “RCEL”. One share of common stock on NASDAQ is equivalent to five CDIs on the ASX.

As a result of the ‘implicit consolidation’ that occurred under the Redomiciliation, the number of shares of common stock on issue in the Company (as set out in the consolidated financial statements) is less than the number of ordinary shares on issue in AVITA Medical that was previously set out in the consolidated financial statements of AVITA Medical. All common stock amounts included in these financial statements have been retroactively reduced by a factor of one hundred and all per share amounts have been increased by a factor of one hundred, with the exception of the Company’s common stock par value.

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. As of June 30, 2021, and 2020, 24,895,864 and 21,467,912 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

On March 1, 2021, the Company issued 3,214,250 shares of common stock at the offering price of $21.50 per share. The gross proceeds from the offering were approximately $69.1 million while the Company incurred $5.1 million in capital issuance expenses.  The offering was made pursuant to a shelf registration statement on Form S-3 (File No. 333-249419) that was previously filed with the Securities and Exchange Commission (the “SEC”) on October 9, 2020 and declared effective on October 16, 2020. It was also publicly released on the ASX. The final prospectus supplement relating to and describing the terms of the offering was filed with the SEC on February 25, 2021 (in the United States) and released on the ASX on March 1, 2021 (in Australia).

During the year ended June 30, 2020, the AVITA Group raised additional capital via a private placement in the amount of $81.7 million (through our former parent company, AVITA Medical). The Company sold the equivalent of 2,033,898 ordinary shares at an issue price of $40.17 per share for total net proceeds of $76.6 million, after deducting commission and offering expenses. An aggregate of the equivalent of 15,853 ordinary shares were issued to the directors of the Company in lieu of director fees during the year ended June 30, 2020, under the Director Share Plan that was approved in December 2017.

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

12. Revenue

The Company’s revenue consists of sale of the RECELL System to hospitals or other treatment centers and to BARDA (collectively “customers”), predominately in the United States. In addition, the Company records service revenue for the emergency preparedness services provided to BARDA.

Performance Obligations

For commercial contracts, we identified the hospital or treatment center as the customer in Step 1 of the ASC 606 5 step model and have determined a contract exists with those customers in Step 1. As these contracts typically have a single performance obligation (i.e. product delivery), no allocation of the transaction price is required in Step 4 of the model. Control of the product is transferred to the customer at a point in time. Specifically, we determined the customer obtains control of the product at point in time at which the goods are either shipped or delivered to our customers’ facilities, depending on the terms of the contract. The transaction price is stated within the contract and is therefore fixed consideration. The transaction price does not include the sales tax that are imposed by governmental authorities.

For the contract with BARDA, the Company identified two performance obligations (i) the procurement of 5,614 RECELL units, (ii) emergency preparedness services. The Company’s performance obligations are either satisfied at a point in time or over time as services are provided. The product procurement performance obligation is satisfied at a point in time, upon transfer of control of the product. RECELL units that have been delivered to BARDA have a product replacement obligation at no cost to BARDA due to product’s limited shelf-life. The estimated cost of the expired inventory over the term of the contract is recognized on a per unit basis at the time of delivery.  The liability is released upon replacement of the product along with a corresponding reduction to inventory. The Company has estimated deferred cost of approximately $343,000 and $0 as of June 30, 2021 and 2020, respectively, for the rotation cost of the product.  Such amounts are recorded in other current liabilities and other long-term liabilities in the amounts of $77,000 and $266,000, respectively. The emergency preparedness services performance obligation is satisfied over time.  Revenue for the emergency deployment will be recognized on a straight-line basis during the term of the contract as services are consumed over time. Services recognized for the year ended June 30, 2021 of $154,000 and are included in sales within the consolidated statement of operations.  For the years ended June 30, 2020 and 2019, the Company did not have any service revenue with BARDA. Contract costs to fulfil the performance obligation are incremental and expected to be recovered are capitalized and amortized on a straight-line basis over the term of the contract. As of June 30, 2021 and June 30, 2020 contract costs of $613,000 and $0 are included in other long-term assets, respectively.

Remaining Performance Obligations

Revenues from remaining performance obligations are calculated as the dollar value of the remaining performance obligations on executed contracts. The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) pursuant to the Company’s existing customer agreements is $1.1 million, $435,000 and $429,000 as of June 30, 2021, 2020 and 2019, respectively.  Approximately $665,000 of this amount relates to our July 2020 contract with BARDA for the purchase, delivery and storage of RECELL Systems for emergency response preparedness for a period of three years. The Company expects to recognize this amount as services are provided to BARDA. For the remaining balance of $435,000 the Company expects to recognize revenue upon receiving Japanese Pharmaceuticals and Medical Device Act approval of the RECELL System in Japan. For the contract with BARDA, we recognized $7.6 million of revenue for the RECELL product and $154,000 of service revenue related to the emergency readiness performance obligation during the year ended June 30, 2021. There were no purchases by BARDA during the years ended June 30, 2020 and 2019.  We are contracted to manage this inventory of product until the federal government requests shipment or at contract termination on December 31, 2023.

Variable Consideration

The Company evaluates its contracts with customers for forms of variable consideration, which may require an adjustment to the transaction price based on their estimated impact. For commercial customers, revenue from the sale of goods is recognized net of volume discounts. The Company uses the expected value method when estimating variable consideration. Revenue is only recognized to the extent that it is probable that a significant reversal will not occur.  Variable consideration under the BARDA contract is not material to the consolidated financial statements.

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

Contract Assets and Contract Liabilities

Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance for which the Company does not have the right to payment. As of the period ended June 30, 2021 and 2020, the Company does not have any contract assets.

Contract liabilities are recorded when the Company receives payment prior to satisfying its obligation to transfer goods to a customer. The Company had $1.1 million, $435,000 and $429,000 of contract liabilities as of June 30, 2021, 2020 and 2019, respectively. The increase in contract liability primarily relates to the unsatisfied performance obligation for emergency preparedness under the BARDA contract.  Performance obligation will be recognized over time over the term of the contract.  For the years ended June 30, 2021 and 2020, revenue recognized from amounts included in the beginning balance of contract liabilities was not significant.

Cost to Obtain and Fulfill a Contract

Contract fulfillment costs include commissions and shipping expenses. The Company has opted to immediately expense the incremental cost of obtaining a contract when the underlying related asset would have been amortized over one year or less. The Company generally does not incur costs to obtain new contracts.

Contract Costs

Cost to fulfil the BARDA emergency preparedness performance obligation, which primarily consist of billed costs to BARDA incurred in connection with the emergency deployment services, are incremental and expected to be recovered.  Costs are capitalized and amortized on a straight-line basis over the term of the contract. As of June 30, 2021 and 2020, the Company had $613,000 and $0 of contracts costs included in other long-term assets.  Amortization expense related to deferred contract costs were $129,000 , $0, and $0 during year ended June 30, 2021, 2020 and 2019, respectively, and are classified as cost of sales on the accompanying consolidated Statements of Operations. There was no impairment loss in relation to deferred contract costs during year ended June 30, 2021.

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and by customer type.  As noted in the segment footnote, the Company’s business consists of one reporting segment. A reconciliation of disaggregated revenue by geographical region and customer type is provided in Segment Note 9.

13. Share-Based Payment Plans

Overview of Employee Share-Based Compensation Plans

In November 2014, our former parent company, AVITA Medical, adopted the Employee Share Plan and the Incentive Option Plan (collectively, the “2016 Plans”). Upon completion of the Redomiciliation, the 2016 Plans were terminated with respect to future grants and accordingly, there are no more shares available to be issued under the 2016 Plans. In addition, upon completion of the Redomiciliation, the Company had an implicit consolidation or reverse stock split of 100-1 and all share information presented below has been presented on a reverse split stock basis. During November 2020, the Company, pursuant to Rule 416 under the Securities Act of 1933, filed a registration statement on form S-8 to register a total of 1,750,000 shares of common stock which may be issued pursuant to the terms of the Company’s 2020 Omnibus Incentive Plan (“2020 Plan”).

The 2020 Plan provides for the grant of the following Grants: (a) Incentive Stock Options, (b) Nonstatutory Stock Options, (c) Stock Appreciation Rights, (d) Restricted Stock Grants, (e) Restricted Stock Unit Grants, (f) Performance Grants, and (g) Other Grants. The 2020 Plan will be administered by the Compensation Committee or by the Board acting as the Compensation Committee. Subject to the general purposes, terms and conditions of the 2020 Plan, Applicable Law and any charter adopted by the Board governing the actions of the Compensation Committee, the Compensation Committee will have full power to implement and carry out the 2020 Plan. Without limitation, the Compensation Committee will have the authority to, interpret the plan, approve persons to receive grants, determine the terms and number of shares of the grants, determine vesting and exercisability of grants, and make all other determinations necessary or advisable in connection with the administration of this Plan.

The contractual term of awards granted under the 2020 Plan is ten years from the date of its grant. Unless otherwise specified, the vesting period of awards under the 2020 Plan was: (i) vest over a four year period in four equal installments, 25% at the end of each year from the date of grant, and /or (ii) subject to other performance criteria and hurdles, as determined by the Compensation Committee.

 The following table summarizes information about the Company’s share-based award plans as of June 30, 2021:

	Outstanding Options	Outstanding Restricted Stock Units	Shares available for future issuance
2016 Plan	1,058,295	-	-
RSU Awards	-	95,014	-
2020 Plan	435,200	5,000	1,309,800

Share-Based Payment Expenses

Share-based payment transactions are recognized as compensation expense based on the fair value of the instrument on the date of grant.  The Company uses the graded-vesting method to recognize compensation expense.  Compensation cost is reduced for forfeitures as they occur in accordance with ASU 2016-09, Simplifying the Accounting for Share-Based Payments ("ASU 2016-09"). During the years ended June 30, 2021, 2020 and 2019, the Company recorded share-based compensation expense of $5.7 million, $16.5 million, and $1.9 million, respectively. No income tax benefit was recognized in the consolidated statement of operations for share-based payment arrangements for June 30, 2021, 2020 and 2019.

The Company has included share-based compensation expense as part of operating expenses in the accompanying consolidated statements of operations as follows (in thousands):

	Year ended June 30,
	2021	2020	2019
Sales and marketing expenses	$925	$893	$296
General and administrative expenses	4,095	14,890	1,518
Research and development expenses	644	703	132
Total	$5,664	$16,486	$1,946

A summary of share option activity as of June 30, 2021 and changes during the year then ended is presented below:

	Service Only Share Options	Performance Based Share Options	Total Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding shares at June 30, 2020	904,353	356,171	1,260,524	$14.72	8.42	$22,185,034
Granted	229,500	207,500	437,000	21.37
Exercised	(13,859)	(500)	(14,359)	7.77
Expired	(20,690)	(45,002)	(65,692)	36.44
Forfeited	(101,478)	(22,500)	(123,978)	29.45
Outstanding shares at June 30, 2021	997,826	495,669	1,493,495	14.53	7.99	12,233,949
Exercisable at June 30, 2021	449,599	283,769	733,368	$8.97	7.06	$9,412,064

The weighted-average grant-date fair value of options granted during the years 2021, 2020, and 2019 was $14.08, $26.56, and $6.67, respectively. The total intrinsic value of options exercised during the years ended June 30, 2021, 2020 and 2019 was $221,000, $3.1 million, and $1.7 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise for options exercised, or at June 30 for outstanding options, less the applicable exercise price.

Cash received from the exercise of options was approximately $63,000 and $474,000 and $252,000 for the year ended June 30, 2021, 2020 and 2019, respectively.

As of June 30, 2021, there was approximately $7.0 million of total unrecognized compensation cost related to share-based compensation expense.  Of this amount $4.5 million relates to service only share options to be recognized over a weighted average period of 1.57 years and $2.5 million related to performance-based share options to be recognized over a weighted average period of 2.14 years.

Option Pricing Model

The Company estimates the fair value of tenure-based share options using the Black-Scholes option pricing model on the date of grant. The Company estimates the fair value of options with a performance condition using the Monte-Carlo simulation model.

The valuation of the options is affected by the Company's share price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected share price volatility over the term of the awards and actual and projected employee share option exercise behaviors. The risk-free rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average historical and implied volatility and the expected life is based on the estimated average of the life of options using the simplified method as prescribed by SAB 107. The Company utilizes the simplified method to determine the expected life of the options due to insufficient exercise activity during recent years. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

Included in the following table is a summary of the grant-date fair value of share options granted and the related assumptions used in the Black-Scholes Option pricing model and Monte-Carlo simulation in fiscal year 2021 and the Binomial models for share options granted in 2020, and 2019.

	Year Ended June 30,
	2021	2020	2019
Expected volatility	65% - 80%	75% - 90%	90%
Weighted-average volatility	73%	88%	90%
Expected dividends	0%	0%	0%
Expected term (in years)	5 - 10	10	10
Risk-free interest rate	0.77% - 1.64%	0.68% - 2.65%	1.50% - 2.65%

Restricted Stock Units

Restricted stock units (“RSUs”) are granted to executives as part of their long-term incentive compensation. RSUs granted prior to the current year and under the 2020 Plan, arise out of contracts between the Company and the holders of such securities. These RSU awards were approved by the Compensation Committee as determined necessary.  They have a contractual term of 10 years and vest in accordance with the tenure or performance conditions as determined by the Compensation Committee. The grant date fair value is determined based on the price of the Company stock price on the date of grant (stock price determined on NASDAQ post redomiciliation and ASX prior to the redomiciliation). RSUs primarily consist of awards to the CEO and other executives. The CEO RSU awards are described below:

CEO RSUs

On November 30, 2017, the equivalent of 500,000 RSUs were issued to the CEO.  As of June 30, 2020, 83,333 of these RSUs with a performance condition of procurement of the RECELL system to BARDA were outstanding.  This performance condition was satisfied during the year and awards were released to the CEO.  As of June 30, 2021, no grants remain outstanding for this award date.

On November 2019,the equivalent of 395,542 RSUs were issued to the CEO with the following vesting terms:

a)	Tenure – the equivalent of 142,521 RSUs with a vesting period of three-years commencing on June 1, 2020.
b)	Milestone performance – 253,021 of the RSUs will vest upon satisfaction of the following milestones:
a.	First patient visit for treatment in an FDA approved U.S. soft tissue and trauma trial by the Company prior to March 3, 2020. – Performance criteria was satisfied in the prior year
b.	First patient visit for treatment in an FDA approved U.S pediatric trial by the Company prior to June 30, 2020. – Performance criteria was satisfied in the prior year
c.

First patient visit for treatment in an FDA approved U.S pilot vitiligo trial by the Company prior to September 30, 2020. - Performance criteria was satisfied in the current year and award appropriately released.

d.

FDA application submission for approval of the next generation RECELL device prior to June 30, 2021. – Satisfaction of the performance criteria is pending ratification by the Compensation Committee once this is approved by the Compensation Committee the awards will be released to the CEO.

e.	FDA approval of the next generation RECELL device prior to June 30, 2022. – Performance criteria has been assessed as not probable.

As of June 30, 2021, a total of 47,507 tenure based RSU awards and 47,507 performance based RSU awards from the above CEO November 2019 grant date remain outstanding.

A summary of the status of the Company’s unvested RSUs as of June 30, 2021, and changes that occurred during the year is presented below:

Unvested Shares	Service Condition RSU	Performance Condition RSU	Total RSU's	Weighted Average Grant Date Fair Value per Unit
Unvested RSUs outstanding at June 30, 2020	95,013	244,346	339,359	$30.70
Granted	-	5,000	5,000	22.65
Vested	(47,506)	(151,837)	(199,343)	24.62
Forfeited	-	(45,002)	(45,002)	40.04
Unvested RSUs outstanding at June 30, 2021	47,507	52,507	100,014	$38.17

The weighted-average grant-date fair value of the RSUs granted during 2021, 2020 and 2019 was $22.65, $39.12 and $0 per unit, respectively. The total fair value of shares vested during the years ended June 30, 2020, 2019 and 2018 was $4.9 million, $9.2, and $0, respectively.

As of June 30, 2021, there was $1.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the RSU award agreements. This amount includes $926,000 for performance share awards that have been determined to be not probable. The associated expense will be recognized if the performance conditions is determined to be probable. The remaining unrecognized expense of $722,000 is expected to be recognized over a weighted average period of 0.87 years .

14. Income Taxes

Geographic sources of income (loss) from continuing operations before income taxes are as follows:

	Year Ended	Year Ended	Year Ended
(amounts in thousands)	June 30, 2021	June 30, 2020	June 30, 2019
United States	$(26,478)	$(20,793)	$(19,899)
Foreign	(67)	(21,233)	(5,324)
Income (loss) from continuing operations before income taxes	$(26,545)	$(42,026)	$(25,223)

The income tax benefit (expense) as shown in the accompanying consolidated statements of operations includes the following:

	Year Ended	Year Ended	Year Ended
(amounts in thousands)	June 30, 2021	June 30, 2020	June 30, 2019
Current:
Federal	$—	$—	$—
State	38	4	—
Foreign	—	—	(121)
	38	4	(121)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
	—	—	—
Total Income Tax Expense (Benefit)	$38	$4	$(121)

The provision for income taxes differs from the tax computed using the statutory United States federal income tax rate of 21%, 21% and 21% for June 30, 2021,2020, and 2019 as a result of the following items:

(amounts in thousands)	Year Ended June 30, 2021	Year Ended June 30, 2020	Year Ended June 30, 2019
Tax expense (benefit) at U.S. statutory rate	$(5,574)	$(8,827)	$(5,297)
State income taxes	36	4	—
Foreign rate differential	(5)	(1,389)	(299)
Tax Credits	—	—	(121)
Share-based compensation	(27)	(3,794)	535
Permanent differences	233	669	84
Change in tax rate	—	—	—
Net change in valuation allowance	5,375	13,341	4,977
Income tax expense (benefit)	$38	$4	$(121)

A summary of deferred income tax assets is as follows (in thousands):

	Year Ended June 30, 2021	Year Ended June 30, 2020
Deferred tax liabilities
ROU Asset	$(389)	$(608)
Property, plant and equipment	(5)
Total deferred tax liabilities	$(394)	$(608)
Deferred tax assets
Property, plant and equipment	$—	$17
Accrued expenses	686	564
Intangible assets	262	255
Stock based compensation	3,215	2,996
Lease liability	415	634
Net operating loss carryforward	44,282	37,756
Other	609	285
Total deferred tax assets	$49,469	$42,507
Less valuation allowance	(49,075)	(41,899)
Net deferred tax assets	$394	$608
Net deferred tax assets / (liabilities)	$—	$—

At June 30, 2021, the Company and its subsidiaries had net operating loss carryforwards for federal, state, United Kingdom, and Australia income tax purposes of $111.8 million, $66.5 million, $32.8 million and $38.2 million respectively. The net operating loss carryforwards may be subject to limitation regarding their utilization against taxable income in future periods due to “change of ownership” provisions of the Internal Revenue Code and similar state and foreign provisions. Of these carryforwards, $21.7 million will expire, if not utilized, between 2026 through 2038. The remaining carryforwards have no expiration.

In assessing the recoverability of its deferred tax assets, the Company considers whether it is more likely than not that its deferred assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. The Company considers all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Based upon the weight of available evidence including the uncertainty regarding the Company’s ability to utilize certain net operating losses and tax credits in the future, the Company has established a valuation allowance against its net deferred tax assets of $49.1 million and $41.9 million as of June 30, 2021 and 2020, respectively. The deferred tax assets are primarily net operating loss carryforwards for which management has determined it is more likely than not that the deferred tax assets will not be realized.

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

The Company has not identified any uncertain tax positions as of June 30, 2021 or June 30, 2020.

The Company files income tax returns in the U.S. federal, California and certain other state and foreign jurisdictions. The Company remains subject to income tax examinations for its U.S. federal and state income taxes generally for fiscal years ended June 30, 2006 and forward. The Company also remains subject to income tax examinations for international income taxes for fiscal years ended June 30, 2017 through June 30, 2020, and for certain other U.S. state and local income taxes generally for the fiscal years ended June 30, 2017 through June 30, 2020.

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

On December 27, 2020, the Consolidated Appropriations Act, 2021 (CAA 2021) was signed into law which included a number of provisions including, but not limited to the extension of numerous CARES Act provisions such as employment tax credits and enhanced business meals deductions. Accordingly, the effects of the CCA have been incorporated into the income tax provision computation for the year ended June 30, 2021. These provisions did not have a material impact on the income tax provision.

15. Loss per Share

The following is a reconciliation of the basic and diluted loss per share computations:

	Year Ended June 30,
	2021	2020	2019
	(in thousands, except per share amounts)
Net Loss	$26,583	$42,030	$25,102
Weighted-average common shares—outstanding, basic	22,674	20,291	16,065
Weighted-average common shares—outstanding, diluted	22,674	20,291	16,065
Net loss per common share, basic	$1.17	$2.07	$1.56
Net loss per common share, diluted	$1.17	$2.07	$1.56

The Company’s basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the relevant period. For the purposes of the calculation of diluted net loss per share options to purchase common stock, restricted stock units and unvested shares of common stock issued upon the early exercise of stock options have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. Because the Company has reported a net loss for the years ended June 30, 2021, 2020 and 2019, diluted net loss per common share is the same as the basic net loss per share for those years.

16. Retirement Plans

The Company offers a 401(k)-retirement savings plan (the “401(k) Plan”) for its employees, including its executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code of 1986, as amended, allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. The Company matches contributions to the 401(k) Plan based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. The Company will match up to 6% of an employee’s compensation that the employee contributes to his or her 401(k) Plan account. Total Company matching contributions to the 401(k) Plan were $733,000, $713,000 and $ 594,000 in the years ended June 30, 2021, 2020 and 2019, respectively.

17. Deed of Cross Guarantee

The Company (as the parent entity of the AVITA Group) is party to a deed of cross guarantee dated June 29, 2020 (“Deed”) with each of its Australian wholly-owned subsidiaries, namely:

•	AVITA Medical Pty Ltd (ACN 058 466 523;
•	C3 Operations Pty Ltd (ACN 090 161 505);
•	Visiomed Group Pty Ltd (ACN 003 010 580); and
•	Infamed Pty Limited (ACN 084 800 653),

(together, the “Australian Subsidiaries”).

The Company and the Australian Subsidiaries were the only parties to the Deed at June 30, 2021 and comprise the “closed group” for the purposes of the Deed (and also the “extended closed group”). No parties were added to or removed from the Deed, or subject to a notice of disposal, during or since the financial year ended June 30, 2021. Since June 30, 2021, there has been no change in ownership of any of the Australian Subsidiaries.

By entering into the Deed, the Company and the Australian Subsidiaries have guaranteed the debts of each other.

Relief under ASIC Corporations (Wholly-owned Companies) Instrument 2016/785

By entering into the Deed, the Australian Subsidiaries have been relieved from the requirement to prepare a financial report and directors’ report for the financial year ended June 30, 2021 under ASIC Corporations (Wholly-owned Companies) Instrument 2016/785.

Consolidated financial information of parties to the Deed

The financial statements below are additional disclosure items specifically required by the Australian Securities and Investments Commission and represent the consolidated financial statements of the entities that are party to the Deed only (being the ‘closed group’ and also the ‘extended closed group’ under the Deed).

Year Ended June 30,
(in thousands)	2021
Revenues	$380
Cost of sales	(75)
Gross profit	305
Operating Expenses:
Sales and marketing expenses	(208)
General and administrative expenses	(182)
Product development expense	1
Total operating expenses	(389)
Other Income	3
Net loss	$(81)

As of June 30,
(in thousands)	2021
ASSETS
Cash	$223
Accounts receivable, net	5
Prepaids and other current assets	2,312
Inventory	32
Total assets	2,572
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	12
Accrued wages and fringe benefits	84
Other current liabilities	2,455
Total liabilities	2,551
Contributed equity	232,747
Reserves	31,803
Accumulated deficit	(264,529)
Total stockholders' equity (deficit)	21
Total liabilities and stockholders' equity (deficit)	$2,572

18. Quarterly Results (Unaudited)

(in thousands, except per share data)	Quarter ended
	September 30,	December 31,	March 31,	June 30,
	2020	2020	2021	2021
Revenues	$5,060	$5,103	$8,765	$10,304
Cost of sales	(929)	(821)	(2,146)	(2,053)
Gross profit	4,131	4,282	6,619	8,251
BARDA income	596	449	570	440
Operating Expenses:
Sales and marketing expenses (1)	(3,265)	(3,600)	(3,649)	(4,146)
General and administrative expenses (1)	(8,302)	(3,401)	(5,422)	(5,275)
Research and development expenses (1)	(3,374)	(3,361)	(4,109)	(3,974)
Total operating expenses	(14,941)	(10,362)	(13,180)	(13,395)
Operating loss	(10,214)	(5,631)	(5,991)	(4,704)
Interest expense	(7)	(3)	(3)	(9)
Other income/(expense)	4	4	7	2
Loss before income taxes	(10,217)	(5,630)	(5,987)	(4,711)
Income tax benefit (expense)	(10)	(11)	(10)	(7)
Net loss	$(10,227)	$(5,641)	$(5,997)	$(4,718)
Net loss per common share:
Basic	$(0.48)	$(0.26)	$(0.26)	$(0.19)
Diluted	$(0.48)	$(0.26)	$(0.26)	$(0.19)
Weighted-average common shares:
Basic	21,503,643	21,623,509	22,734,335	24,860,738
Diluted	21,503,643	21,623,509	22,734,335	24,860,738

(in thousands, except per share data)	Quarter ended
	September 30,	December 31,	March 31,	June 30,
	2019	2019	2020	2020
Revenues	$3,250	$3,259	$3,877	$3,877
Cost of sales	(619)	(846)	(634)	(874)
Gross profit	2,631	2,413	3,243	3,003
BARDA income	2,051	386	1,008	481
Operating Expenses:
Sales and marketing expenses (1)	(3,099)	(3,972)	(4,375)	(4,260)
General and administrative expenses (1)	(3,422)	(7,107)	(12,787)	(9,709)
Research and development expenses (1)	(1,819)	(2,312)	(2,495)	(2,538)
Total operating expenses	(8,340)	(13,391)	(19,657)	(16,507)
Operating loss	(3,658)	(10,592)	(15,406)	(13,023)
Interest expense	(11)	(9)	(5)	(8)
Other income/(expense)	103	99	363	121
Loss before income taxes	(3,566)	(10,502)	(15,048)	(12,910)
Income tax benefit (expense)	0	0	0	(4)
Net loss	$(3,566)	$(10,502)	$(15,048)	$(12,914)
Net loss per common share:
Basic	$(0.19)	$(0.53)	$(0.71)	$(0.60)
Diluted	$(0.19)	$(0.53)	$(0.71)	$(0.60)
Weighted-average common shares:
Basic	18,719,857	19,877,676	21,215,246	21,372,892
Diluted	18,719,857	19,877,676	21,215,246	21,372,892

(1)

After the issuance of the consolidated financial statements for the year ended June 30, 2020, and the quarter ended September 30, 2020, the Company concluded that the presentation of share-based compensation should be reclassified to the functional expense line items consistent with cash compensation in accordance with SAB Topic 14. The Company has determined that such change in presentation of prior period amounts in the Statement of Operations is not material to the consolidated financial statements. The following amounts have been reclassified in each of the quarters.

	Quarter-ended September 30, 2019			Quarter-ended December 31, 2019			Quarter-ended March 31, 2020
(in thousands)	As previously reported	Amount reclassified	As Reported	As previously reported	Amount reclassified	As Reported	As previously reported	Amount reclassified	As Reported
Sales and marketing expense	$(2,962)	$(137)	$(3,099)	$(3,738)	$(234)	$(3,972)	$(4,162)	$(213)	$(4,375)
General and administrative expense	(3,071)	(351)	(3,422)	(4,558)	(2,549)	(7,107)	(4,145)	(8,642)	(12,787)
Research and development expense	(1,635)	(184)	(1,819)	(2,192)	(120)	(2,312)	(2,302)	(193)	(2,495)
Share-based compensation	(672)	672	-	(2,903)	2,903	-	(9,048)	9,048	-
Total operating expenses	(8,340)	-	(8,340)	(13,391)	-	(13,391)	(19,657)	-	(19,657)
Operating loss	(3,658)	-	(3,658)	(10,592)	-	(10,592)	(15,406)	-	(15,406)
Loss before income taxes	(3,566)	-	(3,566)	(10,502)	-	(10,502)	(15,048)	-	(15,048)
Net Loss	(3,566)	-	(3,566)	(10,502)	-	(10,502)	(15,048)	-	(15,048)

	Quarter-ended June 30, 2020			Quarter-ended September 30, 2020
(in thousands)	As previously reported	Amount reclassified	As Reported	As previously reported	Amount reclassified	As Reported
Sales and marketing expense	$(3,951)	$(309)	$(4,260)	$(2,935)	$(330)	$(3,265)
General and administrative expense	(6,361)	(3,348)	(9,709)	(5,536)	(2,766)	(8,302)
Research and development expense	(2,332)	(206)	(2,538)	(3,204)	(170)	(3,374)
Share-based compensation	(3,863)	3,863	-	(3,266)	3,266	-
Total operating expenses	(16,507)	-	(16,507)	(14,941)	-	(14,941)
Operating loss	(13,023)	-	(13,023)	(10,214)	-	(10,214)
Loss before income taxes	(12,910)	-	(12,910)	(10,217)	-	(10,217)
Net Loss	(12,914)	-	(12,914)	(10,227)	-	(10,227)

19. Subsequent Events

The Company has considered all events occurring subsequent to June 30, 2021 and has concluded that all significant events have been disclosed in the financial statements and accompanying notes.