Form 10-KT
period 2021-12-31
AVITA Medical, Inc.
filed 2022-02-28
CIK 1762303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   July 1, 2021                to    December 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

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

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was approximately $505,697,765 on June 30, 2021, using the closing price on that day of $20.52.

The number of shares of the registrant’s $0.0001 par value common stock outstanding as of February 21, 2022 was 24,925,743.

i

FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-KT (this “Transition Report”) and our other public filings contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. Forward-looking statements can sometimes, but not always, be identified by words such as “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions to future periods. Forward-looking statements are not based on historical facts but rather represent current expectations and assumptions. Forward-looking statements include statements we make about matters such as: future revenues; solvency; future industry market conditions; future changes in our capacity and operations; future operating and overhead costs; intellectual property; regulatory and related approvals; the conduct or outcome of pre-clinical or clinical (human) studies; operational and management restructuring activities (including implementation of methodologies and changes in the board of directors); future employment and contributions of personnel; effects on the global economy of the ongoing COVID-19 pandemic, including effects on the economy of variants on the original COVID-19 strain including the Delta and Omicron strains; tax and interest rates; productivity, business process, rationalization, investment, acquisition and acquisition integrations, consulting, operational, tax, financial and capital projects and initiatives; changes in the legal or regulatory environment; and future working capital, costs, revenues, business opportunities, cash flows, margins, earnings and growth.

Forward-looking statements relate to the future and are subject to many risks, assumptions and uncertainties, including those risks set forth in this Transition Report in Part I, Item IA Risk Factors and elsewhere. Although we believe the expectations reflected in the forward-looking statements are reasonable, actual results, developments and business decisions could differ materially from those contemplated by such forward-looking statements. The environment in which we operate is highly competitive, highly regulated and rapidly changing and it is not possible for our management to predict all risks, as new risks emerge from time to time.

All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future developments or otherwise, except as may be required by law.

Currency

In this Transition Report, all references to “dollars” or “$” are to the currency of the United States.

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

CHANGE OF YEAR-END

On November 8, 2021, the Company changed its fiscal year-end from June 30th to December 31st, effective immediately. The decision to change the fiscal year-end to a calendar year-end was to align our reporting cycle more closely with how we manage our business. This Transition Report on Form 10-KT reports our financial results for the period from July 1, 2021, through December 31, 2021, which we refer to as the "transition period" in this report. Following the transition period, we will file an annual report for each twelve-month period ended December 31st of each year beginning with December 31, 2022.

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

The Company’s CDIs are quoted on the ASX under AVITA Medical’s former ASX ticker code, “AVH”. The Company’s shares of common stock are quoted on NASDAQ under AVITA Medical’s former NASDAQ ticker code, “RCEL”. One share of common stock on NASDAQ is equivalent to five CDIs on the ASX.

As a result of the ‘implicit consolidation’ that occurred under the Redomiciliation, the number of shares of common stock issued and outstanding in the Company (as set out in the consolidated financial statements) is less than the number of ordinary shares in AVITA Medical that was set out in the consolidated financial statements of AVITA Medical prior to August 28, 2020.

COVID-19 IMPACT ON OUR BUSINESS

Beginning in the first quarter of 2020, the ongoing coronavirus (“COVID-19”) pandemic has created significant disruptions to the global economies and financial markets.  In the United States, State and Local Governmental authorities have responded by issuing orders, of varying degrees, requiring quarantines, restrictions on travel, mandatory closures of certain non-essential businesses, as well as providing recommendations to minimize social gatherings or interactions. While some Local municipalities have started lifting restrictions on a limited basis, the restrictions continue to be substantially in place as-is at the Federal and State levels.  The Company’s business and operations have been impacted by COVID-19 as the effects of COVID-19 related travel restrictions have reduced accidents and the incidence of burns and burns admissions.  In addition, during the pandemic, our commercial team’s access to hospitals continues to be limited to case attendance and training. As COVID-19 abates and the restrictions are lifted, we anticipate that burn related accidents will resume to pre-COVID levels. In response to the pandemic, we have taken certain business measures which include institution of various workplace protections to ensure the safety of our employees (e.g., wearing of masks, wiping down high touch areas, etc.), and the limiting of vendors and visitors to our facilities. We have limited activities at our corporate headquarters, encouraged our employees to work from home, encouraged virtual meetings, restricted non-essential business travel, made physical modifications and enhancements to our facilities to effect social distancing, and provided personal protective equipment to our employees. We have increased safety stocks of our product, established temporary satellite product storage locations, and accelerated initiatives to increase sourcing options. Throughout the pandemic, we have remained focused on managing the business for the long-term, including maintaining our employee workforce as well as continuing to invest in critical research and development, clinical, and corporate infrastructure-related programs.

STRATEGY

Our objective is to become the leading provider of regenerative medicine addressing unmet medical needs in burn injuries, trauma injuries, and in dermatological and aesthetics indications, including vitiligo as well as cell and gene therapies. To achieve this objective, we intend to:

•	Become the standard of care in the U.S. burns industry by increasing RECELL System penetration in burn centers and with burn physicians
•	Commercialize the RECELL System in the U.S. for use in soft tissue reconstruction following completion of our current FDA pivotal study in soft tissue reconstruction
•	Commercialize the RECELL System in the U.S. for use in treatment of vitiligo following completion of our current FDA pivotal study in vitiligo
•	Pursue potential commercialization opportunities for the RECELL System related to skin rejuvenation and Epidermolysis Bullosa indications following proofs of concept and related FDA pivotal studies
•	Further invest in our RECELL System platform to improve workflow, speed, and ease of use as it relates to specific indications, as well as to build upon our intellectual property estate
•

Commence commercial activities in Japan through our partnership with Cosmotec Company, Ltd (“COSMOTEC”) following PMDA approval for RECELL with an indication in burns, and subsequently with soft tissue and vitiligo once approved by the PMDA

•	Commence commercial activities outside of the U.S. and Japan once we have received FDA approval with RECELL System indications in soft tissue and vitiligo
•	Pursue business development opportunities that are complementary to our core RECELL System indications and/or our targeted markets
•	Improve our margins and profitability by leveraging our current team and infrastructure across an expanding base of business in burns and in future indications

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

RESEARCH & DEVELOPMENT

The launch of the RECELL System into the U.S. market provided an opportunity to gain valuable, in-depth insight into the patient care pathway, as well as the workflow for surgical management of burn wounds. We continue to commit significant and increasing resources in product development to ensure that our device continues to evolve and has robust patent protection. In February 2022, the FDA approved the premarket approval application (PMA) supplement for RECELL Autologous Cell Harvesting Device, an enhanced RECELL system aimed at providing clinicians a more efficient user experience and simplified workflow.  This new version of the RECELL System will offer improved convenience along with an opportunity to expand our intellectual property portfolio.

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

In summary, our research and development efforts are currently focused on:

•

Further clinical development of the RECELL System in additional skin-focused clinical indications where the platform can be leveraged. Specifically, to expand our footprint within wounds and dermatology, such as soft tissue reconstruction and vitiligo. These activities are generally characterized by pivotal studies for which the FDA has approved an Investigational Device Exemption (“IDE”)

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

The RECELL System offers fewer procedures required for definitive closure versus conventional autografts. In pediatric cases using the RECELL System, there were 56% fewer mean surgical procedures (N = 284) compared to the American Burn Association’s National Burn Repository (“NBR”). Additionally, in patients with >50% TBSA, the RECELL System provided 60% fewer mean surgical procedures versus NBR (N =318).

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

AVITA has a policy of providing the RECELL System to a provider only after they have been certified, which includes extensive training in the use of the product and in the aftercare of the patient. In general, we have found that most U.S. burn centers follow the industry-standard process of evaluating the RECELL System and then taking it through their hospital’s Value Analysis Committee (“VAC”) prior to purchasing. This process can sometimes be a lengthy one, taking 6 months or more to complete. As a result of training requirements and the VAC process, we have found that full adoption of the RECELL System among U.S. burn centers occurs on a gradual basis, in many cases over multiple years. In general, most surgeons follow a typical adoption curve, starting from where they see the greatest economic and clinical value, which is the use of RECELL for treatment of larger burns. With time and continued use, surgeons typically progress to adoption of RECELL for smaller, less severe burns and facial burns. Each surgeon traverses the adoption curve at a different rate – some in as few as 6 months and others expected in 3-5 years.

In the U.S., several existing reimbursement codes were in place prior to the commencement of commercial sales of the RECELL System. For inpatient treatment of burn patients, U.S. hospitals are reimbursed under DRG (Diagnosis Related Group) Codes based on diagnosis of a patient’s injuries. For physicians, CPT (Current Procedural Terminology) codes for use in RECELL System procedures are recommended by the American Burn Association and are the same for both inpatient and outpatient use.  In August 2020, we filed a Transitional Pass-through Payment Application (“TPT”) with The Centers for Medicare & Medicaid Services (“CMS”) to support a separate, additional Medicare payment for use of the RECELL System in the Outpatient Setting.  The Company was informed on November 3, 2021 that CMS approved our TPT submission with the code effective as of January 1, 2022.   The new “C code” provides additional payment which offsets the cost of the device in hospital outpatient facilities and ambulatory surgical centers for Medicare beneficiaries over a 2-3 year period before converting to a permanent code. Following the granting of the code, the Company is working with commercial carriers to ensure broader coverage. The new “C” code is not indication specific and lays the foundation for growth in other indications outside of acute thermal burns (such as soft tissue reconstruction).

Outside of the U.S., Japan is the second largest healthcare market.  There are approximately 6,000 patients/per year who suffer from severe burns in Japan of which we estimate 1,400 are treated in burn centers. Large patient populations coupled with healthy reimbursement coverage makes Japan an attractive market for the RECELL System. In February 2019 we entered into a collaboration with COSMOTEC, an M3 Group company, to market and distribute the RECELL System in Japan. We worked with COSMOTEC to advance our application for approval of the RECELL System in Japan pursuant to Japan’s Pharmaceuticals and Medical Devices Act (“PMDA”).  In February 2022, our application for regulatory approval was approved by the PMDA initially with labelling for burns only.  COSMOTEC will commercially launch RECELL in Japan in the near future. Once soft tissue and vitiligo data are available from the Company’s related U.S. clinical trials, COSMOTEC plans to submit a further application for soft tissue and vitiligo indications.  Given the size and concentration of the U.S. & Japanese markets, our commercial efforts are almost exclusively focused on these geographies. Our highly limited effort in other non-U.S. regions is based on our assessment that the acute burn market in many countries is proportionately less than the market in the U.S., and the investments in full marketing and sales including the effort to obtain reimbursement are not justified until we have obtained pivotal clinical results in additional indications. In Australia and Europe, the RECELL System is no longer actively promoted, and our commercialization efforts are limited to filling sales orders as received from a small group of customers previously trained in use of the product. As additional pivotal data for the RECELL System are generated in additional indications, we plan to accelerate commercialization of the RECELL System in countries outside the U.S. through a combination of collaborations and direct efforts, depending upon the region and indication.

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

On September 17, 2019, the FDA approved an Investigational Device Exemption (“IDE”) to conduct a pivotal trial evaluating the safety and effectiveness of the RECELL System in combination with meshed autografting for the treatment of acute full-thickness skin defects. Subsequently, on March 2, 2020, we initiated a prospective, multi-center, randomized controlled study for soft tissue reconstruction with the enrollment of the first patient at the Arizona Burn Center at Valleywise Medical Health Center in Phoenix, AZ. Each patient will have a control wound treated with conventional skin grafting and a wound treated with expanded skin grafting in combination with RECELL. Enrollment of this pivotal study was completed in January of 2022.

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

From a reimbursement perspective, the same CPT (physician payment) coding that is currently being used in burns can be leveraged. Likewise, the outpatient TPT “C” code we have been granted, effective January 1, 2022 can be utilized for soft tissue reconstruction.

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

 On December 23, 2019, the FDA approved our IDE application to conduct a feasibility study evaluating the safety and effectiveness of the RECELL System for re-pigmentation of depigmented lesions associated with stable vitiligo. This study is a single site study being conducted at the University of Massachusetts Medical School in ten (10) patients that have had vitiligo stable for at least one year. Areas of the vitiligo lesion will be randomly treated with slightly varying cell suspensions prepared using RECELL to confirm response rates and optimal suspension parameters, as well as to compare outcomes and cell suspension characteristics with MKTP. The randomized controlled study’s primary effectiveness measure is the percent area of repigmented skin 24 weeks after treatment, as evaluated by a clinician blinded to the treatment assignment. Additional effectiveness data collected over the course of the 24-week study will include blinded evaluator categorization of treatment success and patient rating of repigmentation. The Company commenced enrollment in the vitiligo feasibility study in September 2020 and as of the end of the transition period ended December 31, 2021, had completed treatment of 5 of the 10 patients.

In addition to the abovementioned feasibility study, on July 1, 2020, the FDA approved our IDE application for a pivotal study in vitiligo which is titled “A Prospective Multi-Arm Blinded-Evaluator Within-Subject Randomized Controlled Clinical Study to Investigate the Safety and Effectiveness of RECELL for Repigmentation of Stable Vitiligo.” The primary endpoint compares the incidence of 80% repigmentation of RECELL-treated areas versus that of phototherapy control-treated areas. The Company commenced enrollment in the vitiligo pivotal study in September 2020 and has completed enrollment as of December 31, 2021.  While the pivotal trial design initially had 3 separate arms evaluating the clinical performance of varying cell suspensions (1:5, 1:10, and 1:20 donor expansion), the FDA approved the Company’s request to adopt a single-arm design to evaluate only the 1:20 cell suspension. With a single arm design, the Company was able to complete enrollment in the pivotal program during calendar year 2021.

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

Epidermolysis Bullosa (“EB”) is a rare and incurable group of disorders caused by mutations in genes encoding structural skin proteins. EB is characterized by skin fragility and blistering leading to chronic wounds due to normal mechanical trauma. Dystrophic EB (“DEB”) is often associated with widespread blistering, pain, pruritus, extensive scarring, increased risk of squamous cell carcinoma with increased mortality. Signs typically occur at birth and persist over a lifetime. Currently, there are no FDA-approved treatments. All treatment options are palliative—focused primarily on pain and nutritional management, itching relief, and wound care (bandaging) with a significant cost burden ranging from $200,000-$500,000 per year per patient.

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

DEB is an orphan disease with a prevalence of approximately 6 per million with the majority of individuals not surviving past their 30th birthday.  In the U.S., we estimate there are approximately 990 EB patients eligible for the technology that we have in development and that the price point would be in the range of $850,000, leading to nearly a $840 million addressable market. We also believe there are potential faster regulatory pathways to market by leveraging FDA programs for orphan diseases, and a high probability of reimbursement success and quick adoption given the dire need from patients.

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

In collaboration with Gates Center, recessive dystrophic bullosa (“RDEB”) cells have been successfully reverse-differentiated and corrected, yielding iPSCs (induced pluripotent stem cells). Further, iPSCs have been used to successfully regenerate skin in an immunocompromised mouse model. Experiments are ongoing to further refine this process and to confirm that the above sub-processes can be reliably run sequentially, as was originally envisioned in the EB proof of concept.  The Company achieved EB proof of concept in January 2022.

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

In collaboration with HMRI, skin cells harvested using the RECELL Device have been molecularly reverse-aged, and used to regenerate skin in a mouse model, thereby establishing proof of concept. Work is ongoing to characterize the tissue to identify functional attributes associated with rejuvenated skin.

American consumers spend over $16 billion on aesthetic procedures per year. Over 8 million people underwent a medical facial aesthetic procedure aimed at improving skin tightness, texture or evenness in skin tone in 2020.  Approximately, 1/8th of those procedures would be considered to be somewhat invasive with associated downtime or recovery needed thereafter. The total addressable market for AVITA in rejuvenation is approximately $15 billion. Our target market will likely be the same subset of users that are open to undergoing an in-office procedure but looking for more dramatic results without having to resort to plastic surgery. Consumers are seeking a natural, more youthful appearance and there is a gap in the market for a minimally invasive procedure that provides meaningful results.

SALES AND MARKETING

We sell the RECELL System in the U.S. through our direct commercial organization consisting of 25 field personnel who are supported by corporate marketing, reimbursement, scientific and medical affairs, operations, and corporate leadership. The field sales team was recruited and hired subsequent to the September 2018 FDA PMA and trained prior to the U.S. market launch of RECELL in January 2019. Our field organization is composed of highly experienced medical sales representatives as well as former burn nurses averaging 15 years of sales experience and 10 years of burns treatment experience. We believe that our current field organization is of an appropriate size, without significant additions, to reach the burn surgeons and other key decision makers and staff associated within U.S. burn centers.

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

HUMAN CAPITAL

AVITA’s investment in the U.S. commercial success of RECELL has led to the development of best-in-class teams supporting sales, clinical education and training, reimbursement, medical affairs, as well as corporate management and infrastructure. As of December 31, 2021, we had approximately 116 employees full-time and part-time employees. As of December 31, 2021, 97% of our workforce was based in the United States, with a significant number of our management and professional employees having prior experience with leading medical product, biotech, or pharmaceutical companies. None of our employees are covered by collective bargaining agreements.

We embrace differences, diversity and varying perspectives amongst our employee base and are proud to be an equal opportunity employer. We do not discriminate based on race, religious creed, color, national origin, ancestry, physical disability, mental disability, medical condition, genetic information, marital status, sex, gender, gender identity, gender expression, age, military or veteran status, sexual orientation or any other protected characteristic established by federal, state, or local laws. A diverse workforce as well as an inclusive culture and work environment are fundamentally important and strategic to us beginning with our Board of Directors and CEO and extending to all levels of the Company. As of December 31, 2021, our executive leadership team was 50% female, our senior leadership team was 37% female, and our total employee base was 49% female. In addition to promoting gender diversity, we encourage ethnically diverse talent when recruiting as well as providing employee training and development focusing on workplace diversity and inclusion.

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

As of December 31, 2021, we had been granted a total of 56 patents and had 26 pending patent applications worldwide. On February 7, 2022, the term on 38 granted patents and 2 pending patent applications that cover our commercial product expired. These patent assets expired in the following countries: Austria, Australia, Belgium, Brazil, France, Germany, Hong Kong, Italy, Japan, Netherlands, Portugal, Spain, Sweden, Turkey, United Kingdom, and USA. However, as discussed more fully below, our core USA patent remains in force until February 6, 2023, and we expect it to be extended through April 9, 2024. Additionally, the Company continues to own 18 granted patents in the USA, China, Japan, Australia, France; Germany, Italy, Spain, United Kingdom, and Hong Kong, and has 24 patent applications pending worldwide in USA, China, Canada, EPO, Brazil, and Hong Kong. In addition to patent protection, the Company believes that the regulatory approval processes around the world continues to provide significant barriers to entry against meaningful competition.

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

In 2019, AVITA filed a Patent Term Extension (“PTE”) application with the U.S. Patent and Trademark Office requesting an extension of the patent term of U.S. Patent No. 9,029,140, “Cell suspension preparation technique and device” as a result of the time required for the FDA regulatory process. If the term extension requested in the PTE application is approved, the patent term of U.S. Patent No. 9,029,140, which covers the RECELL System, will be extended to April 9, 2024. An interim PTE application was approved on January 7, 2022 for U.S. Patent No. 9,029,140 that extends its expiration date until February 6, 2023 while we wait for full approval of the PTE application. AVITA’s other patents have expected expiration dates ranging from 2022 to 2040.

Additionally, AVITA owns and defends a global trademark portfolio comprising 124 registered trademarks and pending trademark applications, including the trademarks “RECELL,” “Spray-On Skin,” the RECELL System logo, “RES,” and others in the U.S. and international markets. In addition to patent and trademark protection, we also rely on trade secrets, know-how, and other proprietary information to develop and maintain our competitive position. We have robust confidentiality and invention disclosure procedures in place that incentivize our employees to innovate and allow us to maintain our rights to AVITA innovations.

FACILITIES

AVITA leases approximately 17,500 square feet of administrative and office space in Valencia, CA that is currently leased through July 31, 2023. The Company operates an FDA-registered production plant in Ventura, California, in a 27,480 square foot facility that is currently leased through September 30, 2024. The Ventura warehouse has two 3-year options to extend the lease, at our sole option, which allows for a total lease extension period through September 30, 2030. We also lease a limited amount of incubator space in Irvine, CA for scientific research and product development activities.

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

Under the contract, BARDA has provided funding and technical support for the development of the RECELL System. BARDA funded the completion of two randomized, controlled pivotal clinical trials, as well as Compassionate Use and Continued Access programs, and development of the health economic model demonstrating the cost savings associated with the RECELL System. BARDA exercised a contract option to fund a randomized, controlled clinical trial for a pediatric early intervention study which commenced enrollment in March 2020, and closed to enrollment in June 2021, subsequent to FDA-approval of an expanded RECELL indication for use that includes treatment of pediatric patients. Also included in the BARDA contract was a provision for procurement of the RECELL System under a vendor-managed inventory system to bolster emergency preparedness in the amount of $7.6 million. Further, BARDA expanded the awarded contract to provide supplemental funding of $1.6 million to support the logistics of emergency deployment of RECELL Systems for use in mass casualty or other emergency situations. Delivery of RECELL Systems under the VMI plan was completed during the fourth quarter of fiscal year ended June 30, 2021. As of December 31, 2021, we had received cumulative payments of $35.5 million under the BARDA contract.

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

GOVERNMENT REGULATIONS

The production and marketing of the RECELL System and any additional product candidates developed in future ongoing research and development activities are subject to regulation by numerous governmental authorities including the FDA in the U.S. and similar agencies in other countries throughout the world.  Pursuant to its authority under the Federal Food, Drug, and Cosmetic Act (the “FD&C Act”), the FDA has jurisdiction over medical devices in the U.S. The FDA regulates the design, development, manufacturing, and distribution of medical devices to ensure that medical products distributed domestically are safe and effective for their intended uses. The FD&C Act classifies medical devices into one of three categories based on the risks associated with the device and the level of control necessary to provide reasonable assurance of safety and effectiveness. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device are categorized as Class III. These devices typically require submission and approval of a PMA. The RECELL System is categorized as a Class III medical device, and in September 2018 the FDA granted our PMA for use in the treatment of acute thermal burns in patients 18 years and older. In June 2021, the FDA approved a supplement to our PMA to expand the use of RECELL in pediatric patients with full-thickness burns. Approval of the RECELL System for use in the treatment of new indications in the U.S. will require additional PMA supplement submissions to the FDA following successful completion of clinical studies.

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

Any products manufactured or distributed by us pursuant to regulatory approvals are subject to continuing regulation by the FDA and similar agencies in other countries, including maintaining records supporting manufacturing and distribution under cGMP regulations, periodic reporting, advertising, promotion, compliance with any post-approval requirements imposed as a conditional of approval, recordkeeping and reporting requirements, including adverse events experiences. After approval, material changes to the approved product, such as adding new indications or other labeling claims, or changes to the manufacturing process, are subject to prior approval by FDA and other regulatory agencies. Medical device manufacturers and their subcontractors are required to register their establishments with the FDA, certain state agencies and international agencies. Subcontractors are subject to periodic announced and unannounced inspections by the FDA and other agencies for compliance with cGMP requirements. We have established processes in place for categorization of vendor criticality and the associated activities for qualification and monitoring of vendors. These activities include but are not limited to, requiring certification of supplier in conformance to relevant cGMP regulations and other FDA and international agency regulatory requirements, approved supplier lists, and regular Company conducted audits. In addition, all goods and services purchased from suppliers by us must be purchased from only those suppliers on the approved supplier list. Furthermore, the Company itself will continue to comply with all relevant FDA requirements and regulations and any applicable international agency regulatory requirements in its continued manufacturing and promotion of its FDA approved commercial product.

In addition to FDA approval in the U.S., the RECELL System is TGA-registered in Australia for use in the treatment of burns, acute wounds, scars, and vitiligo. In the European Union, the RECELL System has received CE-mark approval for the treatment of burns, chronic wounds, scars, and vitiligo. In February 2019, our marketing partner COSMOTEC filed a Japan’s Pharmaceuticals and Medical Devices Act (“PMDA”) application for approval to market the RECELL System in Japan for the treatment of burns and other wounds. In February 2022, our application for regulatory approval was approved by the PMDA initially with labelling for burns only.

HEALTHCARE LAWS AND REGULATIONS

AVITA is a manufacturer of a medical device and therefore we are subject to regulations by the FDA and various federal and state healthcare laws and regulations. These regulations govern our advertising and promotional practices, our interactions with healthcare providers (“HCPs”), and our reporting of any payments made to HCPs. AVITA is committed to the highest standards of business conduct in accordance with the AdvaMed Code of Ethics.

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

AVAILABLE INFORMATION

The Company files annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Exchange Act. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The public can obtain any documents that we file with the SEC at www.sec.gov. In addition, copies of announcements made by the Company to ASX are available on the ASX website (www.asx.com.au) and also, under the heading “Investors: Press Releases” at the following link on our website (https://ir.avitamedical.com/press-releases).  We maintain a website at www.avitamedical.com. Since becoming a domestic U.S. issuer on July 1, 2020, our filings with the SEC, including without limitation, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge  on our website under the heading “Investors: Financials _SEC Filings” at the following link on our website (https://ir.avitamedical.com/financials/sec-filings), as soon as reasonably practicable after we file or furnish them electronically with the SEC.  Information contained on our website is not part of or incorporated into this transition report.

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

Item 1A. RISK FACTORS

Our business faces significant risks. You should carefully consider all of the information set forth in this annual report, including the following risk factors. Our business, results of operations, and financial condition could be materially and adversely affected by any of these risks, and in such event, the trading price of our common stock would likely decline, and you might lose all or part of your investment. This Transition Report also contains forward-looking statements that involve risks and uncertainties, and our results could materially differ from those anticipated in these forward-looking statements. See “Forward-Looking Statements” included elsewhere within this Transition Report for a discussion of certain risks, uncertainties and assumptions associated with these statements.

Risks Related to Our Business Operations

We have experienced significant losses, expect losses to continue for the foreseeable future and may never achieve or maintain profitability.

Although we have begun full scale marketing and sales of our RECELL® System in the United States and other jurisdictions, such sales have been limited to date and we have not yet obtained profitability. We had a total net loss of $14.4 million and $15.9 million for the transition period ended December 31, 2021 and the comparable six months ended December 31, 2020, respectively.  We had net loss of $26.6 million and $42 million for our fiscal years ended June 30, 2021 and 2020, respectively. We have incurred a cumulative deficit of $236 million through December 31, 2021. We anticipate that we may continue to incur losses at least until U.S. sales of the RECELL System are adequate to fund operating expenses. We may not be able to successfully achieve or sustain profitability. Successful transition to profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure, including in new markets for which we are not presently approved.

We are dependent on our contract with the U.S. Biomedical Advanced Research and Development Authority (“BARDA”), and if we do not continue to receive funding under this contract, we may need to obtain alternative sources of funding.

We have a contract with BARDA valued currently at $53.4 million related to funding for the development of the RECELL System and future use of the product to assist disaster preparedness and response in the United States for mass casualties involving burn victims. As of December 31, 2021, we had received cumulative payments of $35.5 million under the BARDA contract. Under the contract BARDA has agreed to fund and provide technical support for the development of the RECELL System including two randomized, controlled pivotal clinical trials, Compassionate Use and Continued Access programs, development of the health economic model demonstrating the cost savings associated with the RECELL System, and a randomized, controlled clinical trial in pediatric scald patients. Also included in the BARDA contract is a provision for the procurement of the RECELL System by BARDA under a vendor-managed inventory system to bolster disaster preparedness which BARDA initiated procurement for in July 2020. As of December 31, 2021, a total of 5,614 RECELL system units have been delivered into the VMI and accepted by BARDA. Any reduction or delay in BARDA funding may force us to seek alternative funding, which may not be available on non-dilutive terms, terms favorable to us or at all, or cease our development programs related to the BARDA contract.

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

We are highly dependent on our regulatory approval in the United States and failure to maintain that approval would materially impact our business and prospects.

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

•	failure by any relevant parties to adhere to clinical trial requirements;
•	failure to perform in accordance with the FDA’s Good Clinical Practice (“GCPs”), or applicable regulatory guidelines in other countries;
•	delays in the testing, validation, manufacturing and delivery of the product candidates to the clinical sites;
•	delays caused by clinical trial sites not completing a trial;
•	failure to demonstrate adequate effectiveness;
•	occurrence of serious adverse events in clinical trials that are associated with the product candidates that are viewed to outweigh its potential benefits;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•	adverse events, safety issues, product recalls, manufacturing or supply chain interruptions, or poor clinical outcomes where the RECELL System is being used commercially; and
•	disagreements with regulatory agencies in the interpretation of the data from our clinical trials.

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

For example, we presently benefit from various reimbursement codes, including the following:

•	Medicare reimburses hospitals for inpatient services using Medicare Severity Diagnosis-Related Groups (“MS-DRGs”).
•	Specific International Classification of Disease, 10th revision, Procedure Classification System (“ICD-10-PCS”) code series describing our “cell suspension technique” for the use of the RECELL System.
•	Current Procedural Terminology (“CPT”) for physicians to support reimbursement for physician rendered healthcare services.

There can be no guarantee that the above reimbursement codes will not be withdrawn, reduced, consolidated or otherwise be altered in a manner which is not supportive of ongoing commercial use of the RECELL System. In addition, effective January 1, 2022, we are approved for a Transitional Pass-through Application (“TPT”) to support additional Medicare payment in the outpatient and the ambulatory surgical setting.

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

As a result of the ongoing COVID-19 pandemic, other pandemics, inadequate funding or other reasons, the FDA and other government agencies may have resource constraints which could limit their ability to review and approve our applications in a timely manner, thus negatively impact our business.

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

We collect and store sensitive business and other information, including intellectual property and trade secrets, on our networks.  Our business operations are dependent upon the secure maintenance of this information.  Despite our efforts to secure this information, there can be no assurance that cyberattacks and other threats from malicious persons and groups will not cause harm to or disrupt our business and operations.  As a result, cyber security and the continued development and enhancement of our controls, processes and practices designed to protect our information systems from attack, damage or unauthorized access remain a priority for us.  We may be required to expend significant additional resources to protect against cyber threats.  A cyber-attack may result in a material adverse effect on our financial position and results of operations and harm our business reputation.

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

In the past, the burn industry has been characterized by a high degree of seasonality.  Typically, relatively high levels of burn incidences have been realized in the summer months and low levels of burn incidences have been realized in the early winter months.  As a result, a significantly higher percentage of our annual revenues have historically been recognized in the third quarter and the lowest percentage of annual revenues in the first quarter of a given calendar year.  The seasonality of burn related cases, which can be exacerbated by COVID-19 influences, impact our revenues, thus making it difficult accurately predict future revenues and may prevent us from achieving our quarterly or annual forecasts or meeting or exceeding the expectations of research analysts or investors, which in turn may cause our stock price to decline.

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

We have significant product development projects ongoing that, if successful, are intended to improve the ease and use of our device in our current burn indication as well as in soft tissue reconstruction, vitiligo and future indications.  The costs, timeline and ultimate success of these product development programs are subject to risk and uncertainty.  If the Company is not able to develop and obtain regulatory approval for these products in development in a timely fashion and within budget, our business prospects and financial condition may suffer.

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

Our future targeted indications would require us to obtain a Biologics License Application (“BLA”) for cell and gene therapy approval by the FDA (as opposed to PMA approval for a device). BLAs are subject to greater FDA scrutiny, as well as significantly more time and expense than a PMA.  If we are unable to obtain FDA approval for future BLAs, our future financial condition, prospects and results would be adversely impacted.

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

If we are unable to effectively protect our intellectual property, we may not be able to operate our business and third parties may be able to use and profit from our technology, both of which would impair our ability to be competitive

Our success will be heavily dependent on our ability to obtain and maintain meaningful patent protection for our technologies and products throughout the world. Patent law relating to the scope of claims in the technology fields in which we will operate is still evolving. The amount of ongoing protection for our proprietary rights therefore is uncertain. We will rely on patents to protect a significant part of our intellectual property and to enhance our competitive position. However, our presently pending or future patent applications may be denied, and any patent previously issued to us or our subsidiaries may be challenged, invalidated, held unenforceable or circumvented. In particular, we filed a patent Term Extension application with the U.S. Patent and Trademark Office requesting an extension of our commercial patent that covers the RECELL System, U.S. Patent No. 9,029,140. If the term extension is approved, the patent term will be extended to April 9, 2024. Without such approval, our RECELL System patent will expire in February 2023 which could prevent us from defending our patent in the event a competitor infringes on our RECELL System by producing the same type of product. Furthermore, the patent protections we have been granted may not be broad enough to prevent competitors from producing products similar to ours.

On February 7, 2022, the term on 38 granted patents (other than our core patent referenced above (U.S. Patent 9,029,140)) and 2 pending patent applications that cover our commercial product expired. These patent assets expired in the following countries: Austria, Australia, Belgium, Brazil, France, Germany, Hong Kong, Italy, Japan, Netherlands, Portugal, Spain, Sweden, Turkey, United Kingdom, and USA.

In markets other than the USA, where we continue to have patent protection on the RECELL process, the expiration of these patents means the Company may not be able to deter a competitor from introducing a product similar to the RECELL System in those jurisdictions.   If this were to occur, our ability to successfully market and sell our products in such markets could be materially impaired.

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

The ongoing COVID-19 pandemic has negatively affected the U.S. and global economies, disrupted global supply chains, resulted in significant travel and transport restrictions, and created significant disruption of the financial markets. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it is impacting our employees, product development, customers and supply chain.  We continue to be unable to predict the ultimate impact that the COVID-19 pandemic may have on our business, future results of operations, financial position or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic and recovery will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, especially given the emergence of variants of the original COVID-19 strain, including the delta and omicron variants.

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

The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this section, any of which could have a material adverse effect on us. This situation continues to change rapidly, and additional impacts may arise that we are not aware of currently, including the emergence of additional variants which may or may not be resistant to currently available vaccines and therapeutic treatments.

Adverse changes in general economic conditions or uncertainty about future economic conditions, including economic uncertainty from the current pandemic as well as departures of critical personnel from the industry, could adversely affect us.

We are subject to the risks arising from adverse changes in general economic market conditions, including the negative impact to the U.S. and global economy from the COVID-19 pandemic. Uncertainty about future economic conditions could negatively affect our current and prospective customers causing them to delay the purchase of our products. Poor economic conditions could harm our business, financial condition, operating results and cash flows.  In addition, a number of nurses and other critical personnel in burn centers who are trained and well versed in the use of the RECELL system have determined to change occupations, possibly as a result of the ongoing pandemic.  Nationally, this has been termed the “great resignation”.  The fact that many burn center employees have moved on to other positions or industries may limit our ability to increase adoption of our RECELL system as we will be required to train a new group of nurses and other personnel critical to the implementation of the RECELL system.

We continue to take precautions due to the COVID-19 pandemic that could negatively impact our business.

In response to the COVID-19 pandemic, we have taken measures intended to protect the health and well-being of our employees, customers, and communities, which could negatively impact our business. These measures include temporarily requiring all non-essential employees (personnel whose roles allow) to work remotely, restricting work-related travel except for direct onsite service to our customers, restricting non-essential visitors from entering our sites, increasing the frequency and extent of cleaning and disinfecting facilities, workstations, and equipment and developing social distancing plans. The health of our workforce, customers and communities is of primary concern and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and others. In addition, our management team has, and will likely continue to, spend significant time, attention and resources monitoring the COVID-19 pandemic and seeking to manage its effects on our business and workforce. The extent to which the pandemic and our precautionary measures may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time, especially given the emergence of variants on the original COVID-19 virus.

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

As long as we remain subject to the rules of the ASX and of NASDAQ, we will be unable to access equity capital without stockholder approval if such equity capital sales would result in an equity issuance above regulatory thresholds and consequently, we may be unable to obtain financing sufficient to sustain our business if we are unsuccessful in soliciting requisite stockholder approvals.

Our ability to access equity capital is currently limited by ASX Listing Rule 7.1, which provides that a company must not, subject to specified exceptions, issue or agree to issue during any consecutive 12-month period any equity securities, or other securities with rights to conversion to equity, if the number of those securities in aggregate would exceed 15% of the number of outstanding common shares at the commencement of that 12-month period unless stockholder approval is obtained.

Our equity issuances will be limited by ASX Listing Rule 7.1 so long as we continue to be listed on the ASX and this constraint may prevent us from raising the full amount of equity capital needed for operations without prior stockholder approval.

In addition to ASX Listing Rule 7.1, we are also subject to NASDAQ Listing Rule 5635(d), commonly referred to as the NASDAQ 20% Rule, which requires stockholder approval of a transaction other than a public offering involving the sale, issuance, or potential issuance by a company of common stock (or securities convertible into or exercisable for common stock) equal to 20% or more of the common stock, or 20% or more of the voting power outstanding before the issuance for less than the greater of book or market value of the shares. While less restrictive than ASX Listing Rule 7.1, the operation of the NASDAQ 20% rule could limit our ability to raise capital through issuance of common stock or convertible securities without jeopardizing our listing status. If we were to violate the NASDAQ 20% rule, the Company would be subject to delisting from NASDAQ and share prices and trading volumes would likely suffer.

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

Some specific factors that could negatively affect the price of our common stock and CDIs or result in fluctuations in their price and trading volume include:

•	actual or expected fluctuations in our operating results;
•	actual or expected changes in our growth rates or our competitors’ growth rates;
•	results of clinical trials of our product candidates;
•	results of clinical trials of our competitors’ products;
•	regulatory actions with respect to our products or our competitors’ products;
•	reports of one or more patient serious adverse events;
•	publication of research reports by securities analysts about us or our competitors in the industry;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•	fluctuations of exchange rates between the U.S. dollar and the Australian dollar;
•	issuances by us of debt or equity securities;
•	litigation involving our company, including stockholder litigation;
•	investigations or audits by regulators into the operations of our company;
•	proceedings initiated by our competitors or clients;
•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	sales or perceived potential sales of the common stock or CDIs by us, our directors, senior management or our stockholders in the future;
•	short selling or other market manipulation activities;
•	announcement or expectation of additional financing efforts;
•	terrorist acts, acts of war or periods of widespread civil unrest;
•	economic and social effects of the COVID-19 virus, including any emerging variants or other pandemics;
•	natural disasters and other calamities;
•	changes in market conditions for biopharmaceutical stocks;
•	our inability to raise additional capital, limiting our ability to continue as a going concern;
•	changes in market prices for our product or for our raw materials;

•	changes in market valuations of similar companies;
•	changes in key personnel for us or our competitors;
•	speculation in the press or investment community;
•	changes or proposed changes in laws and regulations affecting our industry; and
•	conditions in the financial markets in general or changes in general economic conditions.

The requirements of being a public company in the United States may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the U.S. Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Act and the listing standards and the rules and regulations of NASDAQ. We are also subject to the reporting requirements under the ASX Listing Rules due to the listing of our CDIs on ASX. We expect that the requirements of these rules and regulations will increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources. As a result of our disclosure of information in filings required of a public company, our business and financial condition is more visible, which may result in threatened or actual litigation, including by competitors, stockholders or third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the U.S. Securities Act of 1933, as amended (the “Securities Act”) which, given our public offering of common stock on March 1, 2021, will be December 31, 2026, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

Our principal corporate office is located at 28159 Avenue Stanford, Suite 220, Valencia, California 91355. We lease the 17,500 square foot facility under on lease agreement that, as amended, expires on July 31, 2023 Our production plant in Ventura, California is a 27,480 square foot facility that we lease through September 30, 2024 with the right to extend the lease, at our sole option, as a result of two, three-year, options that allow us to extend the lease up to an additional six years in total. We do not own any real property. We believe that leased facilities are adequate to meet current needs and that additional facilities will, if required, be available for lease to meet future needs.

Item 3. LEGAL PROCEEDINGS

We are currently not aware of any material pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority. From time to time, as an operating business, we are involved in routine disputes (both formal and informal) with customers, manufacturing partners and employees.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

AVITA Medical, the former parent company of the AVITA Group, began as a laboratory spin-off in the Australian State of Western Australia. AVITA Medical was formed under the laws of the Commonwealth of Australia in December 1992 and has operated as AVITA Medical since 2008. AVITA Medical’s ordinary shares originally began trading in Australia on the ASX on August 9, 1993. AVITA Medical’s ADSs traded over the counter on the OTCQX under the ticker symbol “AVMXY” from May 14, 2012 through December 31, 2019 and its ADSs began trading on the NASDAQ on October 1, 2019, under the ticker symbol “RCEL”.

Since completion of the Redomiciliation on June 29, 2020, the Company’s common stock has been quoted on NASDAQ under the ticker symbol “RCEL” and the Company’s CDIs have been quoted on the ASX under the ticker code “AVH”. One share of common stock on NASDAQ is equivalent to five CDIs on the ASX.

Holders

As of January 31, 2022, the Company had approximately 24,927 unique stockholders of record of our common stock (which includes 24,821 holders of the Company’s CDIs, with each representing 1/5 of a share of common stock, and CHESS Depositary Nominees Pty Ltd, holds the legal title to all of the outstanding common stock underlying the CDIs of the Company).

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

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the transition period ended December 31, 2021, and six months ended December 31, 2020, should be read in conjunction with our consolidated financial statements and related notes included in this Transition Report.

Results of Operations

Transition Period Ended December 31, 2021, compared to the Six Months Ended December 31, 2020

The table below summarizes the results of our continuing operations for each of the periods presented (in thousands).

	Transition Period Ended	Six Months Ended	$	%
Statement of Operations Data:	December 31, 2021	December 31, 2020	Change	Change
Revenues	$13,956	$10,163	$3,793	37%
Cost of sales	(1,905)	(1,750)	(155)	9%
Gross profit	12,051	8,413	3,638	43%
BARDA income	580	1,045	(465)	(44)%
Operating Expenses:
Sales and marketing expenses	(8,472)	(6,865)	(1,607)	23%
General and administrative expenses	(10,996)	(11,703)	707	(6)%
Research and development expenses	(7,586)	(6,735)	(851)	13%
Total operating expenses	(27,054)	(25,303)	(1,751)	7%
Operating loss	(14,423)	(15,845)	1,422	(9)%
Interest expense	(17)	(10)	(7)	70%
Other income	38	8	30	375%
Loss before income taxes	(14,402)	(15,847)	1,445	(9)%
Income tax benefit (expense)	(25)	(21)	(4)	19%
Net loss	$(14,427)	$(15,868)	$1,441	(9)%

Total net revenue increased 37% to $14.0 million, compared to $10.2 million in the corresponding period in the prior year.  RECELL® commercial revenues were $13.8 million, while RECELL revenues associated with the U.S. Department of Health and Human Services’ Biomedical Advanced Research and Development Authority within the Office of the Assistant Secretary for Preparedness and Response (“BARDA”) were $0.2 million.  Revenues associated with BARDA were attributable to the vendor managed inventory associated with the purchase of RECELL units for emergency preparedness by BARDA.

Gross profit margin was 86% compared with 83% in the corresponding period in the prior year, driven largely by the extension of our shelf-life and lower shipping costs.

BARDA income consisted of funding from BARDA, under the Assistant Secretary for Preparedness and Response, within the U.S. Department of Health and Human Services, under ongoing USG Contract No. HHSO100201500028C. Under the BARDA contract, income of $0.6 million was recognized during the transition period ended December 31, 2021, compared to income of $1.0 million for the same period in the prior year.  BARDA income declined as a result of wind-down of certain activities associated with continued pivotal trials for the treatment of pediatric scald injuries.

Total operating expenses increased 7% to $27.1 million, compared to $25.3 million in the corresponding period in the prior year.

Sales and marketing expenses increased 23%, or $1.6 million, to $8.4 million, compared to $6.9 million recognized in the corresponding period in the prior year. Increased costs in the current year are driven primarily by pre-commercialization planning for RECELL launches in soft tissue reconstruction and vitiligo as well higher travel costs and increased hands-on professional education and training events.  Higher travel costs along with professional and training events in the current period are driven by fewer COVID-19 related travel restrictions.

General and administrative expenses decreased 6%, or $0.7 million, to $11.0 million, compared to $11.7 million recognized in the corresponding period in the prior year. The decrease was driven by certain one-time professional services costs incurred in the prior period with establishing the Company as a domestic filer with the SEC following completion of the Redomiciliation, and severance costs associated with a former executive employee in the prior year.

Research and development expenses increased 13%, or $0.8 million, to $7.6 million, compared to $6.7 million recognized in the corresponding period in the prior year. The increase was primarily attributed to ongoing development of a next generation device for more automated preparation of Spray-On Skin™ Cells for vitiligo.  In addition, we had higher costs associated with an increased rate of enrollment into our soft tissue reconstruction clinical trial, as well as other research and development costs associated with furthering the Company’s pipeline.

Net loss decreased 9%, or $1.4 million, to $14.4 million, over the $15.9 million recognized in the corresponding period in the prior year. The decrease in net loss was driven by higher revenue during the year, partially offset by higher operating expenses as described above.

Year Ended June 30, 2021, compared to Year Ended June 30, 2020

The table below summarizes the results of our continuing operations for each of the periods presented (in thousands).

	Year-Ended		$	%
Statement of Operations Data:	June 30, 2021	June 30, 2020	Change	Change
Revenues	$29,232	$14,263	14,969	105%
Cost of sales	(5,949)	(2,973)	(2,976)	100%
Gross profit	23,283	11,290	11,993	106%
BARDA income	2,055	3,926	(1,871)	(48)%
Operating Expenses:
Sales and marketing expenses	(14,660)	(15,706)	1,046	(7)%
General and administrative expenses	(22,400)	(33,025)	10,625	(32)%
Research and development expenses	(14,818)	(9,164)	(5,654)	62%
Total operating expenses	(51,878)	(57,895)	6,017	(10)%
Operating loss	(26,540)	(42,679)	16,139	(38)%
Interest expense	(22)	(33)	11	(33)%
Other income	17	686	(669)	(98)%
Loss before income taxes	(26,545)	(42,026)	15,481	(37)%
Income tax benefit (expense)	(38)	(4)	(34)	850%
Net loss	$(26,583)	$(42,030)	15,447	(37)%

Total net revenue increased 105% to $29.2 million, compared to $14.3 million in the corresponding period in the prior year.  RECELL® commercial revenues were $21.5 million, while RECELL revenues associated with the U.S. Department of Health and Human Services’ Biomedical Advanced Research and Development Authority within the Office of the Assistant Secretary for Preparedness and Response (“BARDA”) were $7.7 million.  Revenues associated with BARDA were attributable to the purchase of RECELL units for emergency preparedness by BARDA.  RECELL commercial revenues, increased 50% or $7.2 million.

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

Total operating expenses decreased 10% or $6.0 million to $51.9 million, compared with $57.9 million incurred in the same period in the prior year. Sales and marketing expenses decreased $1.0 million or 7% to $14.7 million, compared to $15.7 million recognized in the same period in the prior year. The decrease in sales and marketing expenses is primarily due to fewer conferences, lower travel expenses due to COVID-19 related travel restrictions and higher costs incurred in the prior year associated with the product launch. General and administrative expenses decreased 32% or $10.6 million to $22.4 million compared with $33.0 million recognized in the same period in the prior year. The decrease was driven by higher share-based compensation expenses in the prior year associated with certain performance milestones being met along with higher costs related to the Redomiciliation. Research and development expenses increased 62% or $5.7 million to $14.8 million, compared to $9.2 million recognized in the same period in the prior year. The increase was primarily attributed to ramping up of clinical trials related activities for treatment of vitiligo as well as other research and development costs associated with furthering the Company’s pipeline.

Net loss decreased 37% or $15.4 million to $26.6 million, over the $42.0 million recognized in the same period in the prior year. The decrease in net loss was driven by higher revenue during the year, and lower operating expenses described above.

B. Liquidity and Capital Resources

We expect to utilize cash reserves until U.S. sales of our products reach a level sufficient to fund ongoing operations. The AVITA Group has historically funded its research and development activities, and more recently its substantial investment in sales and marketing activities, through raising capital by issuing securities, and it is expected that similar funding will be obtained to provide working capital if and when required. As of December 31, 2021, the Company has sufficient cash reserves to fund operations for the next 12-months. If the Company is unable to raise capital in the future, the Company may need to curtail expenditures by scaling back certain research and development or other programs.

On March 1, 2021, the Company issued 3,214,250 shares of common stock at an offering price of $21.50 per share in a registered underwritten offering. The gross proceeds from the offering were approximately $69.1 million.

During the year ended June 30, 2020, we raised additional capital via a private placement in the amount of $81.7 million (through our former parent company, AVITA Medical). We sold the equivalent of 2,033,898 shares at an issue price of $40.17 per share for total net proceeds of $76.6 million, after deducting commission and offering expenses.

The AVITA Group also benefits from cash inflows from the BARDA contract, awarded to the AVITA Group in September 2015 and subsequently expanded through a series of modifications. These payments from BARDA offset operating costs from various activities undertaken to support the FDA regulatory approval process for RECELL in the United States, preparation for the planned commercial launch of RECELL in the United States, and RECELL clinical programs in the United States. Further, there were no material expenditure commitments from the BARDA contract. With the U.S. FDA approval of RECELL for the treatment of burns in September 2018, and the U.S. market launch of the product in January 2019, sales of goods are expected to be an increasing source of revenue in the future. On July 13, 2020, the Company announced that BARDA will procure the RECELL System and agreed to the purchase, storage and delivery of RECELL Systems utilizing a vendor-managed inventory (“VMI”) plan valued at $7.6 million. Further, BARDA has expanded the awarded contract to provide supplemental funding of $1.6 million to support emergency deployment of RECELL Systems for use in mass casualty or other emergency situations. Delivery of RECELL system under the VMI plan commenced in the third quarter of fiscal year 2021 and as of fiscal year-end June 30, 2021, a total of 5,614 RECELL system units have been delivered into the VMI and accepted by BARDA.  As of December 31, 2021, we had received cumulative payments of $35.5 million under the BARDA contract.  For the transition period ended December 31, 2021, we have recognized $185,000 of revenue related to BARDA services provided to BARDA for emergency preparedness.

Given the above, we believe there is presently sufficient working capital to support our committed research and development programs and other activities over the next twelve months and the Company believes it has the ability to realize its assets and pay its liabilities and commitments in the normal course of business.

The following table summarizes our cash flows for the periods presented:

	Transition Period Ended	Six-Months Ended	Year-Ended
(In Thousands)	December 31, 2021	December 31, 2020	June 30, 2021	June 30, 2020
Net cash used in operations	$(5,501)	$(13,388)	$(25,901)	$(22,747)
Net cash used in investing activities	(49,682)	(635)	(1,174)	(847)
Net cash provided by financing activities	7	(9)	64,049	77,057
Effect of foreign exchange rate on cash and restricted cash	(59)	158	133	3
Net increase in cash and restricted cash	(55,235)	(13,874)	37,107	53,466
Cash and restricted cash at beginning of year	110,947	73,840	73,840	20,374
Cash and restricted cash at end of year	55,712	59,966	110,947	73,840

Net cash used in operating activities was $5.5 million during the transition period ended December 31, 2021, and $13.4 million during the six-month period ended December 31, 2020.  The decrease in the transition period was primarily due to collections of the BARDA receivables attributable from the purchase of RECELL units by BARDA, timing of payments of wages and fringe benefits and lower operating losses.

Net cash used in investing activities was $49.7 million during the transition period and $0.6 million during the six-month period ended December 31, 2020. Cash flows used for investing activities was primarily attributable to investing excess cash in marketable securities.

Net cash provided by financing activities was $7,000 during the transition period and the net cash used in for the six-month period ended December 31, 2020 was $9,000. During the transition period the company received cash related to the issuance of shares and exercise of options.

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

For the transition period ended December 31, 2021, there were no dividends paid and we have no plans to commence the payment of dividends. We have no purchase commitments or long-term contractual obligations as of December 31, 2021. We have no committed plans to issue further shares on the market but will continue to assess market conditions and the Company’s cash flow requirements to ensure the Company is appropriately funded in order to pursue its various opportunities.

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

Our research and development expenses consist primarily of expenses for contracted research and development activities conducted by major contract research organizations on our behalf, including personnel, testing facilities and other payments in accordance with our research and clinical agreements. Research and development expenses were $7.6 million and $6.7 million during the transition period December 31, 2021 and the six-month period ended December 31, 2020, respectively.  Research and development expenses were $14.8 million and $9.2 million, during the years ended June 30, 2021, and 2020, respectively.

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

F. Contractual Obligations and Commitments

The Company does not have any contractual obligations or purchase commitments, except for lease obligations for the transition period ended December 31, 2021.  For details of lease obligations refer to Note 6 in the consolidated financial statements.

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

The following listing is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are described in Note 2 to our consolidated financial statements contained elsewhere in this Transition Report. In many cases, the accounting treatment of a particular transaction is dictated by U.S. GAAP, with no need for our judgment in its application. There are also areas in which our judgment in selecting an available alternative would not produce a materially different result. We have identified the following as our critical accounting policies.

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

See Note 14 to our Consolidated Financial Statements included in this Transition Report for additional detail on revenue recognition.

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

The Company estimates the fair value of tenure-based share options using the Black-Scholes option pricing model on the date of grant. The Company estimates the fair value of options with a performance condition and market condition using the Monte-Carlo simulation model.  Restricted stock units are valued based on the market price on the grant date.

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
•

Expected term – the expected term of the Company’s stock options for tenure only vesting has been determined utilizing the “simplified” method as described in the SEC’s Staff Accounting Bulletin No. 107 relating to stock-based compensation. The simplified method was chosen because the Company has limited historical option exercise experience due to its short operating history of awards granted, the first plan was established in 2016 and was primarily used for Executives awards.  Further, the Company does not have sufficient history of exercises in the U.S. market given the recent redomiciliation to the United States in the prior fiscal year. The expected term of options with a performance condition or market condition was set to the contractual term of 10 years.

•	Risk-free interest rate – the risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period approximately equal to the expected term of the award.

See Note 15 to our Consolidated Financial Statements included in this Transition Report for additional detail on share-based compensation.

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

See Note 16 to our Consolidated Financial Statements included in this Transition Report for additional detail on income taxes.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and supplementary data are attached hereto beginning on Page F-1 and are incorporated by reference herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company, as this term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting, in accordance with applicable SEC rules that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

During the three-months ended December 31, 2021, there were no material changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

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

Item 9B. OTHER INFORMATION

None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth our directors and executive officers, their ages and the positions they held as of the date of this Transition Report. All of our directors and executive officers may be contacted at our registered office located at 28159 Avenue Stanford, Suite 220, Valencia, CA 91355.

Name	Position	Age	Date First Elected or Appointed
Lou Panaccio	Non-Executive Chairman	64	July 2014
Jeremy Curnock Cook	Non-Executive Director	72	October 2012
Louis Drapeau	Non-Executive Director	77	January 2016
Professor Suzanne Crowe	Non-Executive Director	71	January 2016
James Corbett	Non-Executive Director	63	July 2021
Jan Stern Reed	Non-Executive Director	62	July 2021
Dr. Michael Perry	Executive Director and Chief Executive Officer	62	June 2017
Michael Holder	Chief Financial Officer	59	March 2021
Kathy McGee	Chief Operating Officer	56	December 2020
Erin Liberto	Chief Commercial Officer	47	August 2017
Andrew Quick	Chief Technology Officer	51	April 2019
Donna Shiroma	General Counsel	59	June 2018

Lou Panaccio has served as Non-Executive Chairman of our Board of Directors since July 2014. Mr. Panaccio is a successful healthcare businessman with extensive experience leading companies from concept to commercialization. Mr. Panaccio possesses more than 30 years of executive leadership experience in healthcare services and life sciences, including more than 20 years of board-level experience. Mr. Panaccio is currently a Non-Executive Director of ASX50 company and one of the world’s largest medical diagnostics companies, Sonic Healthcare Limited, where he has served since 2005. In addition, Mr. Panaccio is Non-Executive Director of Unison Housing Limited, was Non-Executive Chairman of Genera Biosystems Limited until June 2019, and a Non-Executive Director of Rhythm Biosciences Limited, a publicly listed (ASX) development-stage medical diagnostics company.

We believe Mr. Panaccio is qualified to serve on our board of directors based on his extensive experience in the healthcare services and life sciences and his experience serving on boards.

Jeremy Curnock Cook has served as a Non-Executive Director of our Board of Directors since October 2012. He is a veteran in the life sciences/healthcare industry and has been actively supporting the commercialization of healthcare innovations and helping entrepreneurs build their international businesses over the past 45 years. As Founder and Managing Director of BioScience Managers, Mr. Curnock Cook brings his decades of international experience to our Board of Directors, to support the identification of investment opportunities and in the strategic assessment of value creation options, in particular through M&A and expansion into new geographies. He actively supports portfolio companies through his executive and non-executive roles.  Over his career, Mr. Curnock Cook has successfully managed in excess of $1 billion in equity investments. He launched the first dedicated biotechnology fund for the Australian market and is a former head of the life science private equity team at Rothschild Asset Management, an early pioneer and significant investor in the sector. In his early career he founded the International Biochemicals Group which he successfully sold to Royal Dutch Shell. Mr. Curnock Cook co-created a European-focused seed fund with Johnson & Johnson and built the International Biotechnology Trust.  Mr. Curncock Cook has served on more than 40 boards of directors in the life science sector, in the UK, Europe, USA, Canada, Japan, and Australia.  In addition to serving on our Board of Directors, Mr. Curnock Cook serves on the following boards: REX Bionics appointed February 2012, Sea Dragon appointed October 2012, Adherium Ltd appointed April 2015, Bioscience Managers UK Ltd appointed August 2017, JLCC Ltd appointed December 2019, International BioScience Managers Ltd appointed March 2000, Bioscience Managers Pty Ltd appointed January 2003, Smart Matrix Ltd appointed February 2013, CRiL appointed November 2020, and Humanetix appointed September 2021.

We believe Mr. Curnock Cook is qualified to serve on our board of directors based on his extensive experience in the life sciences.

Louis Drapeau has served as a Non-Executive Director of our Board of Directors since January 2016. Mr. Drapeau has considerable expertise in both the biotech sector and with the financial reporting and other requirements of U.S. public companies. From March 2011 until May 2019, Mr. Drapeau served as an Independent Director at AmpliPhi Biosciences Corporation, Inc., a public (NYSE) clinical-stage biotechnology company focused on the development of bacteriophage-based therapies for the treatment of antibiotic-resistant bacterial infections. Mr. Drapeau has held senior positions with Insite Vision Inc., Nektar Therapeutics, and BioMarin Pharmaceutical, Inc., and served as an Audit Partner at Arthur Andersen LLP. Mr. Drapeau was previously an Independent Director at Bio-Rad Laboratories, a public (NYSE) company manufacturing products for the life science research and clinical diagnostics markets, and InterMune, Inc., a public (NASDAQ) commercial-stage biotech company. He has an MBA from Stanford University.

We believe Mr. Drapeau is qualified to serve on our board of directors based on his experience with financial reporting and other requirements of U.S. public companies, and considerable expertise in the biotech sector.

Professor Suzanne Crowe AO has served as a Non-Executive Director of our Board of Directors since January 2016. Australian-based, she is a physician-scientist and ASX/NASDAQ-listed company director with expertise in supporting companies with their medical and scientific strategies. A Fellow of the Australian Institute of Company Directors, and Emeritus Professor, Monash University Melbourne, she is currently a Non-Executive Director of Sonic Healthcare Ltd, a large global medical diagnostic company. Past board positions include St. Vincent's Health Australia Ltd (2012-2021), the country’s largest not-for-profit health and aged care provider. After 35 years at both, she has recently retired from the Burnet Institute, having served as Associate Director Clinical Research, and The Alfred Hospital Melbourne, where she held the appointment of Senior Specialist Physician in Infectious Diseases. She was appointed as Officer of the Order of Australia (AO) in 2020 in recognition of her services to health, clinical governance, biomedical research, and education.

We believe Professor Crowe is qualified to serve on our board of directors based on her technical experience and extensive expertise in supporting companies with their medical and scientific strategies.

James Corbett has served as a Non-Executive Director of our Board of Directors since July 2021. He has approximately 40 years of leadership experience in the medical device field, most recently, as CEO of CathWorks Ltd., a software-based medical technology company. Mr. Corbett has extensive global commercial and operating experience, serving as an expatriate General Manager of Baxter Japan and later as General Manager and President of Scimed Life Systems Inc. and Boston Scientific International respectively. During his career he has served as CEO of three publicly listed companies; Microtherapeutics Inc (MTIX), ev3 Inc (evvv), Alphatec Spine (ATEC). Mr. Corbett has also led two privately funded companies as CEO: Home Diagnostics Inc. and Vertos Medical. Mr. Corbett has extensive capital market and governance experience from both public and private environments. Mr. Corbett holds a Bachelor of Science in Business Administration from the University of Kansas.

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

We believe Ms. Reed is qualified to serve on our Board of Directors based on her extensive experience in legal, management and business leadership within the healthcare industry.

Dr. Michael Perry was appointed Chief Executive Officer and Executive Director in June 2017. He continues to serve in this role. Prior to this appointment, Dr. Perry served as a Non-Executive Director commencing in February 2013. From 2016 to 2017, he served as Senior Vice President and Chief Scientific Officer of Global Business Development and Licensing for Novartis AG. From 2014 to 2016, Dr. Perry served as Chief Scientific Officer of Novartis’ Cell and Gene Therapy Unit, and from 2012 to 2014 he served as Vice President and Global Head of Stem Cell Therapy for Novartis Pharmaceuticals Corp, a U.S. affiliate of Switzerland-based Novartis AG. Dr. Perry previously served as the Global Head of R&D at Baxter Healthcare, President and CEO of Cell & Gene Therapy at Novartis affiliates Systemix Inc. and Genetic Therapy, Inc., VP Regulatory Affairs at Sandoz Pharmaceuticals Corp., Director of Regulatory Affairs at Schering-Plough Corporation, and Chairman, CEO or CMO at several early-stage biotech companies. He also previously served as a Venture Partner with Bay City Capital, LLC, a life science investment firm managing venture capital funds, based in San Francisco California. Dr. Perry serves as a Director of Arrowhead Pharmaceuticals, a public (NASDAQ) development stage company focused on medicines that treat intractable diseases by silencing genes. He is also a Venture Partner at BioScience Managers Pty Ltd.

We believe Dr. Perry is qualified to serve on our board of directors based on our review of his experience, qualifications, attributes and skills, including his executive leadership experience in the healthcare and biotechnology industries.

Michael Holder was appointed Chief Financial Officer in March 2021.  Mr. Holder is a seasoned executive with more than 25 years of experience serving in senior financial, executive management and board roles with leading companies in the medtech, biotech and pharma industries.  Most recently, Mr. Holder served as Chief Financial Officer of ImmuneCyte Inc., a global clinical stage biopharmaceutical company with innovative cell and gene immune-oncology therapeutics.  Between 2017 and 2018, Mr. Holder served as CEO and Portfolio Manager of Carolina Longevity Institute, a global investment company focused on medtech, biotech and pharma investments in the healthspan and human longevity sectors.  From 2005 to 2017, Mr. Holder was CEO, CFO, and Chairman of the Board of Organ Transport Systems, Inc. a medical device company in the organ transplantation industry.  From 2000 to 2004, Mr. Holder was VP Sales, Operations and Finance; Chief Financial Officer of Premier Sourcing Partners, the information and medical technology subsidiary of Premier Inc. Prior to that, Mr. Holder was CFO of BeaconEye Inc., a publicly traded medtech company; Vice President of Heartland Capital Partners, the Sam Walton family controlled private equity fund; and Principal in the Corporate Development Group of AMR Corporation, a former Fortune 500 transportation and information technology company.

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

Andrew Quick was appointed Chief Technology Officer in April 2019 and previous to that served as Senior Vice President, Clinical Development. Mr. Quick joined the company in July of 2010 and has more than 25 years of experience in medical device design, development, clinical research and medical affairs. Mr. Quick has previously held leadership positions in the development of diagnostic instrumentation and active implantable therapeutics, including most recently with Boston Scientific Neuromodulation / Advanced Bionics from 2006 to 2010 where he led U.S. investigational device and post-market clinical research in the cochlear implant business. He also served in a series of positions with SonaMed Corporation from 1994 to 2005, including Vice President, Products and Clinical Affairs. Mr. Quick has B.S. and M.S. degrees in Biomedical Engineering from Boston University.

Donna Shiroma has served as General Counsel since June 2018. Ms. Shiroma has more than 20 years of legal and compliance experience in the pharmaceutical and medical device industries and has played an instrumental role in transitioning companies from clinical to commercial entities. Prior to joining the Company, she served in roles of increasing responsibility as corporate counsel, general counsel, vice president of legal, chief privacy and compliance officer, and chief commercial officer for Astex Pharmaceuticals from 2017 to 2018, Ascend Therapeutics from 2008 to 2017, PDL BioPharma from 2006 to 2008, and several Johnson & Johnson companies. Ms. Shiroma holds a B.S. in Environmental Sciences from University of California, Berkeley, and a Juris Doctor degree from Santa Clara University School of Law. She is licensed in the State of California as an attorney.

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

In the Company’s 2021 Form 10-K, the Company confirmed that it had set a target of having at least 30% of its directors being of each gender by 2024.  As at the date of this Transition Report, the Company has almost achieved that target as the directors of the Company are 28.6% female and 71.4% male.

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

Performance Evaluations

At least annually, the Nominations and Corporate Governance Committee will lead the board of directors in a self-evaluation to determine whether the board, its committees and individual directors are functioning effectively.  The board completed its last self-

evaluation during the fiscal year ended June 30, 2021. The board has not yet undertaken its self-evaluation for the transition period ending December 31, 2021, however, an annual self-assessment will be completed during the calendar year 2022.

The Company's Compensation Committee has historically undertaken a review of the performance of the Company's senior executives annually during March.  Given that the transition period was during the period from July 1, 2021 to December 31, 2021, the review of the performance of the Company's senior executives was not undertaken during the transition period.

Code of Ethics

We have adopted a Code of Conduct, or the Code, that constitutes a “code of ethics” as that term is defined in paragraph (b) of Item 406 of Regulation S-K and that applies to our executive officers, non-executive directors, management and employees of the Company. A copy of the Code is included as Exhibit 14.1 to this Transition Report and is available on our website at www.avitamedical.com.

If we make any amendments to the Code or grant any waivers, including any implicit waiver, from a provision of the Code, we will disclose the nature of such amendment or waiver on our website. The information on our website is not incorporated by reference into this Transition Report.

Section 16(a) Beneficial ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires the Company’s directors and certain of its executive officers and persons who beneficially own more than 10% of the Company’s common shares to file reports of and changes in ownership with the SEC. Based solely on the Company’s review of copies of SEC filings it has received or filed, the Company believes that each of its directors, executive officers, and beneficial owners of more than 10% of the shares satisfied the Section 16(a) filing requirements during transition period ended December 31, 2021.

Election of Directors

Our board of directors consists of seven members. Directors are elected at our annual general meeting of stockholders, and hold office for a term of one year and until their successors have been elected and qualified or until the earlier of their resignation or removal. Due to the change from fiscal to calendar year end, we currently anticipate that directors will be elected in the second half of calendar year 2022 after serving less than one full year. In subsequent years, directors will be elected to full one-year terms. Any newly created directorship or any vacancy occurring on our board of directors may be filled only by a majority of the remaining members of our board, even if such majority is less than a quorum, and each director so elected shall hold office until the expiration of the term of office of the director whom he or she has replaced or until his or her successor is elected and qualified. Under ASX Listing Rule 14.4, any directors of the Company (except a managing director) must not hold office without re-election past the third annual general meeting following the director’s appointment or three years, whichever is longer.

Stockholder Nominees for Director

There have been no material changes to the procedures by which stockholders may recommend nominees to the Board.

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

Director	Independent	Compensation Committee	Audit Committee	Nomination and Corporate Governance
Committee
Lou Panaccio	X		Member
Jeremy Curnock Cook	X	Member		Member
Louis Drapeau	X
Professor Suzanne Crowe	X	Chair		Chair
James Corbett	X	Member	Chair	Member
Jan Stern Reed	X	Member	Member	Member

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

Our Audit Committee currently consists of three board members, each of whom satisfies the “independence” requirements of the SEC, NASDAQ Marketplace Rules, the ASX Listing Rules and the 4th Edition of the ASX’s Corporate Governance Principles and Recommendations. Our Audit Committee is currently composed of Lou Panaccio, Jan Stern Reed and James Corbett (each of whom joined the Audit Committee in September 2021). Each qualifies as an “independent director” within the meaning of NASDAQ Marketplace Rules and the 4th Edition of the ASX’s Corporate Governance Principles and Recommendations. Mr. Corbett is the chairman of the Audit Committee (being an independent director who is not the chair of the board) and was appointed on February 23, 2022. Our board of directors has determined that James Corbett is an “audit committee financial expert,” as defined in item 407(d)(5)(ii) of Regulations S-K. The Audit Committee meets at least two times per year. See below for summary of attendance.

The number of meetings the Audit Committee held during the transition period ended December 31, 2021, and the number of meetings attended by each Director is as follow:

Audit Committee Meeting Attendance
Directors in Attendance:	8/23/2021	11/2/2021
Lou Panaccio	X	X
Jeremy Curnock Cook	X	X
Louis Drapeau	X	X
James Corbett	X	X
Jan Stern Reed	X
Michael Perry	X	X

Both Jeremy Curnock Cook and Louis Drapeau were members of the Audit Committee during the transition period ended December 31, 2021 and have since stepped down from their role on the Audit Committee.  In addition, the CEO of the Company was in attendance at both Audit Committee meetings during the transition period ended December 31, 2021.

Compensation Committee

Our board of directors has established a Compensation Committee, which is comprised of independent directors, within the meaning of NASDAQ Marketplace Rules and also the 4th Edition of the ASX’s Corporate Governance Principles and

Recommendations. The Compensation Committee must be comprised solely of non-executive directors in accordance with the ASX Listing Rules and must also be chaired by an independent director in accordance with the 4th Edition of the ASX’s Corporate Governance Principles and Recommendations. The Compensation Committee is responsible for reviewing the salary, incentives and other benefits of our directors, senior executive officers and employees, and to make recommendations on such matters for approval by our board of directors. The Compensation Committee is also responsible for overseeing and advising our board of directors with regard to the adoption of policies that govern our compensation programs. Suzanne Crowe, Jeremy Curnock Cook, Jan Stern Reed and James Corbett are the current members of the Compensation Committee and each qualifies as an “independent director” within the meaning of NASDAQ Marketplace Rules and the 4th Edition of the ASX’s Corporate Governance Principles and Recommendations. Professor Crowe is the chair of this committee (being an independent director who is not the chair of the board).

The number of meetings the Compensation Committee held during transition period ended December 31, 2021, and the number of meetings attended by each Director is as follows:

Compensation Committee Meeting Attendance
Directors:	8/16/2021	8/18/2021	9/29/2021	10/28/2021
Lou Panaccio	X	X	X
Jeremy Curnock Cook	X	X	X	X
Louis Drapeau	X	X	X	X
Professor Suzanne Crowe	X	X	X	X
James Corbett	X		X	X
Jan Stern Reed	X	X	X	X
Michael Perry	X	X	X	X

Nomination and Corporate Governance Committee

Our board of directors has established a Nomination and Corporate Governance Committee. Under the 4th Edition of the ASX’s Corporate Governance Principles and Recommendations, our Nomination and Corporate Governance Committee should have at least three members, a majority of whom are independent director and should also be chaired by an independent director. Suzanne Crowe, Jan Stern Reed and Jeremy Curnock Cook are the current members of the Nomination and Corporate Governance Committee and each qualifies as an “independent director” within the meaning of NASDAQ Marketplace Rules and the 4th Edition of the ASX’s Corporate Governance Principles and Recommendations. Professor Crowe is the chair of this committee (being an independent director). The Nomination and Corporate Governance Committee is responsible for identifying individuals qualified to become members of our board of directors, recommending nominees for election at the stockholders meetings or to fill vacancies that arise on our board of directors, and recommending qualified and experienced directors to serve on the committees of our board of directors. In addition, the Nomination and Corporate Governance Committee is responsible for leading the board of directors to complete a self-evaluation of the board, its committees, and the individual directors.

The number of meetings the Nomination and Corporate Governance Committee held during the transition period ended December 31, 2021, and the number of meetings attended by each Director is as follows:

Nomination and Corporate Governance Committee Meeting Attendance
Directors:	10/28/2021
Lou Panaccio
Jeremy Curnock Cook	X
Louis Drapeau	X
Professor Suzanne Crowe	X
James Corbett	X
Jan Stern Reed	X
Michael Perry	X

Directors’ Meetings

The number of meetings of the Board of Directors held during the transition period ended December 31, 2021, and the number of meetings attended by each Director is as follow:

Board of Directors' Meeting Attendance
Directors in Attendance:	8/24/2021	9/29/2021	11/4/2021
Lou Panaccio	X	X	X
Jeremy Curnock Cook	X	X	X
Louis Drapeau	X	X	X
Professor Suzanne Crowe	X	X	X
James Corbett	X	X	X
Jan Stern Reed	X	X	X
Michael Perry	X	X	X

Item 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to our “named executive officers” of our company are set out in the summary compensation below.

•	Michael Perry, Chief Executive Officer
•	Michael Holder, Chief Financial Officer
•	Kathy McGee, Chief Operating Officer
•	Erin Liberto, Chief Commercial Officer
•	Andrew Quick, Chief Technology Officer
•	Donna Shiroma, General Counsel

SUMMARY COMPENSATION TABLE

The following table sets forth for our named executive officers the following information for the transition period ended December 31, 2021 and the fiscal years ended June 30, 2021 and 2020.

Name and				Stock	Option	Nonqualified deferred	All Other
Position	Year	Salary (1)	Bonus (2)	Awards (3)	Awards (4)	compensation earnings (5)	Compensation (6)		Total
		($)	($)	($)	($)	($)	($)		($)
Michael Perry	TP	282,487	-	772,244	323,137	383	108,286	(7)	1,486,537
Chief Executive Officer	2021	497,087	414,960	-	-	-	146,800	(8)	1,058,847
	2020	475,000	415,625	15,424,774	-	-	991,473	(9)	17,306,872
Michael Holder	TP	212,500	-	212,205	90,337	1,000	6,491		522,533
Chief Financial Officer	2021	114,423	-	-	1,966,472	-	51,008	(10)	2,131,903
	2020	-	-	-	-	-	-		-
Kathy McGee	TP	177,675	33,757	212,205	90,337	413	1,333		515,720
Chief Operating Officer	2021	199,646	35,350	-	1,893,473	-	21,427		2,149,896
	2020	-	-	-	-	-	-		-
Erin Liberto,	TP	171,746	-	212,205	90,337	76	8,488		482,852
Chief Commercial Officer	2021	335,572	125,058	-	-	-	54,636		515,266
	2020	310,539	114,548	-	-	-	50,452		475,540
Andrew Quick	TP	168,714	-	212,205	90,337	143	1,265		472,664
Chief Technology Officer	2021	329,648	117,936	-	-	-	44,113		491,697
	2020	314,717	97,231	-	-	-	42,319		454,267
Donna Shiroma	TP	171,746	40,000	212,205	90,337	123	1,288		515,699
General Counsel	2021	335,572	116,721	-	-	-	21,413		473,706
	2020	313,064	103,022	60,136	-	-	36,090		512,312
(1)	Amounts in this column represent dollar value of base salary (cash and non-cash) earned by the named executive officer during the period covered.
(2)	Amounts in this column represent dollar value of bonus (cash and non-cash) earned by the named executive officer during the period covered.
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

(5)     Above-market or preferential earnings on compensation that is deferred on a basis that is not tax-qualified, including such earnings on nonqualified defined contribution plans.

(6)

Amounts in this column represent all other compensation for the covered fiscal year that the smaller reporting company could not properly report in any other column of the Summary Compensation Table. This includes the 401-k Match, superannuation (pension) and health care benefits.

(7)     Comprises (a) $95,235 in relation to the travel, flight and accommodation costs associated with the executive commuting from his home to our offices in Valencia, California (including an amount necessary to gross up these cost for income tax purposes under U.S. federal, California and Colorado State laws); (b) $10,722 associated with medical benefits (including an amount necessary to gross up these cost for income tax purposes under U.S. federal, California and Colorado and Nevada State laws), and (c) $2,329 associated with deferred compensation employer matching contributions.

(8)

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

(9)

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

(10)	Comprises $47,923 of relocation expenses and $3,085 of 401(k) employer match contribution.

Employment Contracts

The following table outlines the specified terms of the relevant employment contracts for the named executive officers of the Company. For compensation information of named executives refer to the table above.

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

(1)

Severance payments only in the event of employment termination for involuntary termination without cause or termination for “good reason.”   For the CFO and COO, Good Reason is defined as (i) a material diminution in executive’s authority, duties or responsibilities in effect at the time of this agreement; (ii) any reduction in the executive’s then-current base salary, (iii) relocation of executive’s principal place of work by a distance of fifty miles or more from the executive’s then current principal place of work without the executive’s consent; (iv) material breach by the company of any provision of the executive’s employment agreement  or (v) the occurrence of a change in control provided (i) through (iv)  if such conduct is not cured within thirty days of receipt of written notice by the executive. For the CEO, Good Reason is defined as (i) a material reduction in executive’s base salary unless a proportionate reduction is made to the base salary of all members of the Company’s senior management; (ii) a material diminution in the executive’s authority, duties or responsibilities including a requirement that the CEO report to a corporate officer or employee instead of reporting directly to the board; (iii) a decision by the Company which would require the CEO to change his principle residence; or (iv) any other action or inaction that constitutes a material breach by the Company of the agreement with the CEO.

Compensation Principles

The Compensation Committee has a formal Compensation Governance Framework which, at the core, consists of a Compensation Committee Charter (the “Charter”). The Charter outlines responsibilities and duties of the members, sets forth the frequency of meetings, establishes and reviews the overall compensation philosophy of the Company as well as review and approve the executive compensation program for the Chief Executive Officer and other executive officers, and make appropriate recommendations to the board of directors.

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

Potential Payments upon Involuntary Termination, Resignation without Good Reason or Change-In-Control

The employment agreements provide for the following severance payments upon termination by us without cause or by the employee for good reason (as defined in the particular employment agreement): (i) payment of the employee’s then-current base salary for a period of nine months (in the case of COO and CFO) or twelve months (in the case of the CEO), following termination; (ii) a pro-rated target bonus for the period during which the employee was employed in the year of termination; and (iii) continued coverage under our group health and benefits plan consistent with the term of the base salary; and (iv) immediate acceleration of unvested stock options. Further, in the case of the Chief Executive Officer, if his employment terminates as a result of disability or death, he or his representative will be entitled to receive: (i) a lump sum payment equal to 12 months of the employee’s then-current base salary, (ii) any unpaid vacation, and (iii) any unpaid expense reimbursements due and owing.  Payment in each case is subject to the employee’s, or representative’s execution of a release.

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2021.

	Option awards				Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised unearned options (#)	Option exercise price ($) (2)	Option expiration date (2)	Number of unearned shares, units or other rights have not vested (#)	Market or payout value of unearned shares, units or other rights have not vested ($) (1)
Michael Perry, Chief Executive Officer (3)	150,000	—	$5.99	11/30/2028	71,260	$853,695
	—	55,200	$12.18	12/22/2031	95,280	$1,141,454
Michael Holder, Chief Financial Officer	—	37,500	$22.25	3/22/2031	10,500	$125,790
	14,063	98,437	$19.91	5/11/2031
	—	6,925	$20.21	7/6/2031
Kathy McGee, Chief Operating Officer	9,500	118,500	$21.88	3/4/2031	10,500	$125,790
	—	6,925	$20.21	7/6/2031
Erin Liberto, Chief Commercial Officer	40,000	—	$5.03	9/6/2027	10,500	$125,790
	15,825	5,275	$6.38	11/1/2028
	44,775	14,925	$5.99	11/30/2028
	—	6,925	$20.21	7/6/2031
Andrew Quick, Chief Technology Officer	45,187	—	$6.32	5/18/2027	10,500	$125,790
	3,750	1,250	$6.38	11/1/2028
	22,659	7,553	$5.99	11/30/2028
	20,200	20,200	$21.35	4/1/2029
	—	6,925	$20.21	7/6/2031
Donna Shiroma, General Counsel	15,000	2,000	$4.38	6/25/2028	10,500	$125,790
	19,575	6,525	$6.38	11/1/2028
	48,525	16,175	$5.99	11/30/2028
	—	6,925	$20.21	7/6/2031
(1)	Amounts in this column are calculated by multiplying the closing market price of the Company’s stock as of December 31, 2021 by the number of shares or units of stock awards.
(2)	Represents range of exercise price and expiration dates as options were granted on different dates throughout their tenure.
(3)	On December 22, 2021 stockholders approved the equivalent of 150,480 long term incentives that vest over tenure and performance metrics.

Compensation of Directors

The following table sets forth certain information regarding the compensation earned by or awarded to each non-employee director who served on our board during the transition period ended December 31, 2021. We do not provide separate compensation to our executive directors, such as Dr. Michael Perry, our Chief Executive Officer. Dr. Perry’s compensation is reported in this Annual Report under “Item 11. Executive Compensation.”

	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Non-Executive Directors
L Panaccio – Chairman	$54,207	$52,983	$18,714	$-	$-	$5,421	$131,325
J Curnock Cook	40,552	52,983	18,714	-	-	-	112,249
L Drapeau	50,562	52,983	18,714	-	-	-	122,259
S Crowe	42,619	52,983	18,714	-	-	4,262	118,578
J Corbett	41,562	158,645	56,116	-	-	-	256,323
J Reed	43,437	158,645	56,116	-	-	-	258,198
Total Non-Executive Directors	$272,939	$529,222	$187,088	$-	$-	9,683	$998,932

Compensation Committee Interlocks and Insider Participation

During the transition period ended December 31, 2021, Suzanne Crowe, Louis Drapeau, Jeremy Curnock Cook and Jan Stern Reed and James Corbett (who were both appointed to the Compensation Committee on September 8, 2021) served as members of our Compensation Committee. None of the members of our Compensation Committee were an officer, former officer or employee of the Company during the period ended December 31, 2021. None of the members of our Compensation Committee had any relationship requiring disclosure by us under any paragraph of Item 404 of Regulation S-K. None of our executive officers currently serve, nor in the past fiscal year have served, as a member of the board of directors or Compensation Committee of any entity that has one or more executive officers serving on our board of directors or Compensation Committee.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders and Management

The following table provides certain information regarding the ownership of our common stock (including our CDIs), as of January 31, 2022 by each person or group of affiliated persons known to us to be the beneficial owner of more than 5% of our common stock (including our CDIs); each of our named executive officers; each of our directors; and all of our executive officers and directors as a group. The table also sets out the names of all persons (of which the Company is aware) who have disclosed pursuant to the Corporations Act 2001 (Cth) that they are “substantial shareholders” of the Company and carry 5% or more of the voting rights attached to the issued securities of the Company.

Unless otherwise indicated in the table or the related notes, the address for each person named in the table is c/o AVITA Medical, Inc., 28159 Avenue Stanford Suite 220, Valencia, CA 91355.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)
	More than 5% stockholders:
Common Stock	BlackRock, Inc., 55 East 52nd Street, New York, NY 10055	1,473,048	(3)	5.91%
Common Stock	Montgomery Investment Management Pty Ltd, Level 5, 17 Castlereagh Street, Sydney, NSW 2000	1,397,962	(4)	5.61%
Common Stock	Redmile Group, LLC, One Letterman Drive, Bldg. D, Ste D3-300, San Francisco, CA 94129	1,346,217	(5)	5.40%
Common Stock	The Vanguard Group, 100 Vanguard Blvd., Malvern, PA 19355	1,270,510	(6)	5.10%
	Directors and named executive officers:
Common Stock	Lou Panaccio	20,064	(7)	*
Common Stock	Jeremy Curnock Cook	4,350		*
Common Stock	Louis Drapeau	339	(8)	*
Common Stock	Professor Suzanne Crowe	4,112	(9)	*
Common Stock	James Corbett	13,025		*
Common Stock	Jan Stern Reed	13,025		*
Common Stock	Dr. Michael Perry	286,946	(10)	1.15%
Common Stock	Michael Holder	23,438	(11)	*
Common Stock	Kathy McGee	17,750	(11)	*
Common Stock	Erin Liberto	100,600	(11)	*
Common Stock	Andrew Quick	91,796	(11)	*
Common Stock	Donna Shiroma	83,100	(11)	*
	All executive officers and directors as a group (12 persons)	658,545		2.64%

*	Represents beneficial ownership of less than 1% of the outstanding common stock.
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

(2)

Percentage of ownership is based on 24,925,743 shares of our common stock issued (including all common stock represented by CDIs) and outstanding as of January 31, 2022.  Common stock (or CDIs) subject to options or RSUs exercisable within 60 days of January 31, 2021 are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or RSUs, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3)

BlackRock, Inc., a Delaware corporation ("BlackRock"), has the sole power to vote or to direct the vote of 1,582,710 shares of common stock, the shared power to vote or to direct the vote of 0 shares of common stock, the sole power to dispose or to direct the disposition of 1,588,592 shares of common stock and shared power to dispose or to direct the disposition of 0 shares of common stock. This information has been obtained from Amendment No. 1 to Schedule 13G filed by BlackRock with the SEC on February 4, 2022.

(4)	Montgomery Investment Management Pty Ltd is the manager of various unit trusts and, in that capacity can exercise the power to vote or dispose of the shares of common stock.
(5)

Redmile Group, LLC’s beneficial ownership of the shares of common stock is comprised of 672,411 shares of common stock owned by certain private investment vehicles and/or separately managed accounts managed by Redmile Group, LLC, which shares of common stock may be deemed beneficially owned by Redmile Group, LLC as investment manager of such private investment vehicles and/or separately managed accounts. Jeremy C. Green’s beneficial ownership of common stock is comprised of 672,411 shares of common stock owned by certain private investment vehicles and/or separately managed accounts managed by Redmile Group, LLC, which shares of common stock may be deemed beneficially owned by Redmile Group, LLC as investment manager of such private investment vehicles and/or separately managed accounts. The reported securities may also be deemed beneficially owned by Jeremy C. Green as the principal of Redmile Group, LLC. Redmile Group, LLC and Mr. Green each disclaim beneficial ownership of these shares of common stock, except to the extent of its or his pecuniary interest in such shares of common stock, if any. This information has been obtained from Amendment No. 1 to Schedule 13G filed by Redmile Group LLC with the SEC on February 14, 2022.

(6)

The Vanguard Group, Inc., a Pennsylvania corporation ("Vanguard"), has the sole power to vote or to direct the vote of 0 shares of common stock, the shared power to vote or to direct the vote of 41,762 shares of common stock, the sole power to dispose or to direct the disposition of 1,219,014 shares of common stock and shared power to dispose or to direct the disposition of 51,496 shares of common stock. This information has been obtained from Amendment No. 1 to Schedule 13G filed by Vanguard with the SEC on February 9, 2022.

(7)	Reflects 100,320 CDIs, which represent 20,064 shares of our common stock. Amount includes 29,860 CDIs which represent 5,972 shares of common stock that are held by The Panaccio Superannuation Fund.
(8)	Reflects 1,695 CDIs, which represent 339 shares of our common stock.
(9)	Reflects 20,560 CDIs, which represent 4,112 shares of our common stock.
(10)

Includes of 634,602 CDIs, which represent 126,920 shares of common stock, and 616 shares of common stock that are not represented by CDIs. In addition, the amount includes stock options which give Dr Perry the right to acquire 159,410 shares of our common stock exercisable within 60 days of January 31, 2022.

(11)	Amount represents stock options to acquire shares of our common stock exercisable within 60 days of January 31, 2022.

Equity Compensation Plan Information

The following table sets out equity compensation plan information as of December 31, 2021.

Plan Category		Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders
2016 Equity Incentive Plan	(2)	1,045,745	$11.57	—	(1)
RSU Awards		71,260	$—
2020 Equity Incentive Plan		718,125	$20.67	1,026,875
2021 AGM Awards		219,080	$12.18
Equity compensation plans not approved by security holders		—	—	—
Total		2,054,210	$—	1,026,875

(1)	Upon closing of the Redomiciliation, the 2016 Plans were terminated with respect to future grants and accordingly, there are no more shares available to be issued under the 2016 Plans.
(2)	The 2016 Plans were previously approved and adopted by the shareholders of AVITA Medical, the former parent company.

Australian Disclosure Requirements

In addition to the Company’s primary listing on the NASDAQ Global Market, the Company’s shares of common stock are also quoted in the form of CDIs on the ASX and trade under the ticker symbol “AVH”. As part of our ASX listing, we are required to comply with the various disclosure requirements as set out under the ASX Listing Rules. The following information is intended to comply with the ASX Listing Rules (where that information has not been provided elsewhere in this Transition Report).

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

Australian Corporate Governance Statement

The board of directors and employees of the Company are committed to developing, promoting and maintaining a strong culture of good corporate governance and ethical conduct. The board of directors confirm that the Company’s corporate governance framework is generally consistent with the ASX’s Corporate Governance Council’s “Corporate Governance Principles and Recommendations” (4th Edition) (“ASX Governance Recommendations”). The Company’s Corporate Governance Statement is available for viewing at https://ir.avitamedical.com/corporate-governance. The Corporate Governance Statement sets out the ASX Governance Recommendations and the Company’s response as to how and whether it follows those recommendations. Where the Company’s practices depart from a recommendation, the board of directors have disclosed in the Corporate Governance Statement the departure along with reasons for the adoption of its own practices. The Company’s most recent Corporate Governance Statement, dated February 28, 2022 and approved by the board of directors remains accurate as of the date of this Transition Report on Form 10-KT.

Issued capital

As of January 31, 2022, the Company’s issued share capital was as follows:

•	24,925,743 shares of common stock, of which:
•	10,768,329 shares of common stock were held by 106 stockholders and quoted on NASDAQ; and
•	14,157,414 shares of common stock were held by CHESS Depositary Nominees Pty Limited (“Authorized Nominee”) (on behalf of 24,828 CDI holders) representing 70,787,070 CDIs quoted on ASX.

As of January 31, 2022, the following unquoted securities are on issue, which entitle the holders of those securities, upon vesting of their conversion rights, to be issued shares of common stock (including in certain cases in the form of CDIs) of the Company:

•	the equivalent of 1,778,120 unquoted options held amongst 125 option holders. Specifically:
•	the equivalent of 205,200 options are on issue to Dr Michael Perry, CEO;
•	the equivalent of 1,572,920 options were granted (and are on issue) to 124 employees and directors of the AVITA Group under the 2016 and 2020 stock option incentive plans and the 2021 AGM Awards; and
•	the equivalent of 297,490 unquoted restricted stock units (“RSUs”) held as follows:
•	the equivalent of 166,540 RSUs held by Dr Michael Perry, CEO; and
•	the equivalent of 130,950 RSUs held by 21 executives under AVITA Medical’s Employee Incentive Option Plan and the 2021 AGM Awards.

Voting Rights

The Company’s by-laws provide that each stockholder has one vote for every share of common stock entitled to vote held of record by such stockholder. If holders of CDIs wish to attend and vote at the Company’s general meetings, they will be able to do so, provided, in case of voting, that the relevant steps as set out below are complied with by the CDI holder. Under the ASX Listing Rules and ASX Settlement Operating Rules, the Company must allow CDI holders to attend any meeting of the holders of the underlying securities, unless relevant United States laws at the time of the meeting prevent CDI holders from attending those meetings.

In order to vote at such meetings, CDI holders have the following options:

•

instruct the Authorized Nominee (as the legal owner of the shares of common stock) to vote the common stock represented by their CDIs in a particular manner. A voting instruction form will be sent to CDI holders with the notice of meeting or proxy statement for the meeting and that instruction form must be completed and returned to the Company’s registry prior to the record date fixed for the relevant meeting (“CDI Voting Instruction Receipt Time”), which is notified to the CDI holder in the voting instructions included in the notice of meeting; or

•

inform the Company that they wish to nominate themselves or a third party to be appointed as the Authorized Nominee’s proxy with respect to their common stock underlying their CDIs for the purposes of attending and voting at the meeting. The instruction form must be completed and returned to the Company’s registry prior to the CDI Voting Instruction Receipt Time.

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

Substantial Stockholders

The information required in relation to the substantial shareholders of the Company is included in this Transition Report at Item 12 of Part III.

Distribution of Common Stock and CDI Holders at January 31, 2022

Below is a distribution schedule of the number of holders of CDIs, categorized by the size of their holdings, based on the Company’s registers as at January 31, 2022 (assuming all issued shares of common stock are held as CDIs).

	CDIs
	Number of Holders	Number of CDIs
1 - 1000	16,883	5,991,485
1,001 - 5,000	6,021	14,309,360
5,001 - 10,000	1,085	8,107,300
10,001 - 100,000	847	21,555,955
100,001 - and over	83	74,664,615
	24,919	124,628,715

The number of stockholders and/or CDI holders holding less than a marketable parcel of shares of common stock and/or CDIs (where a “marketable parcel” means a parcel of securities worth at least A$500, pursuant to the ASX Operating Rules) was 6,437 based on the closing market price of the Company’s common stock and CDIs as of January 31, 2022.

There is no current on-market buy-back of our securities.

Twenty Largest CDI Holders as of January 31, 2022

Below is a statement of the 20 largest holders of CDIs, and the number and percentage of issued CDIs held by those holders, based on the Company’s registers as January 31, 2022 (assuming all shares of common stock of the Company are held as CDIs, with 5 CDIs representing a beneficial ownership interest in one share of common stock in the Company).

Rank	Name	Number of CDIs Held (1)	% of CDIs Outstanding
1	BlackRock Institutional Trust Company, N.A.	7,365,240	5.91%
2	Montgomery Investment Management Pty Ltd	6,989,810	5.61%
3	Redmile Group, LLC	6,731,085	5.40%
4	The Vanguard Group, Inc.	6,355,450	5.10%
5	Farallon Capital Management, L.L.C.	4,000,000	3.21%
6	State Street Global Advisors (US)	3,664,975	2.94%
7	Pura Vida Investments, LLC	3,340,715	2.68%
8	Blackcrane Capital, LLC	3,086,785	2.48%
9	Geode Capital Management, L.L.C.	2,109,600	1.69%
10	Norges Bank Investment Management (NBIM)	1,686,620	1.35%
11	RTW Investments L.P.	1,400,000	1.12%
12	Northern Trust Investments, Inc.	1,047,095	0.84%
13	Michael Perry	637,680	0.51%
14	Arlene Perry	631,525	0.51%
15	UBS Securities Australia Ltd.	626,450	0.50%
16	AustralianSuper - Member Direct	508,535	0.41%
17	Private Clients of Hub24	508,260	0.41%
18	XY Capital Limited	500,970	0.40%
19	BT Portfolio Services, Ltd.	487,815	0.39%
20	Allianz Global Investors U.S. LLC	440,735	0.35%

(1)	Including shares of common stock represented as though they are held as CDIs (with 5 CDIs representing a beneficial ownership interest in one share of common stock in the Company).

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

Directors’ Declaration

As at the date of this Transition Report, the directors confirm that they are of the opinion that there are reasonable grounds to believe that the members of the “extended closed group” identified in Note 19, being the Company and the Australian Subsidiaries that are party to the deed of cross guarantee that is detailed in Note 19, will be able to meet any liabilities to which they are, or may become, subject, by virtue of the deed of cross guarantee.

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

SEC rules require us to disclose any transaction or currently proposed transaction in which the Company is a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or 1% of the average of the Company’s total assets as of the end of the last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s Common Stock, or an immediate family member of any of those persons. Since July 1, 2020, the Company has not participated in any such related party transaction.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Fees and Services

Grant Thornton LLP, the U.S. member of Grant Thornton International Ltd, independent registered public accountants have served as our independent public accountant for the transition period ended December 31, 2021 and the fiscal years ended June 30, 2021 and 2020. Grant Thornton Audit Pty Ltd, a subsidiary of Grant Thornton Australia Ltd, independent registered public accountants served as our independent public accountant prior to the Redomiciliation. The following table sets forth fees billed or accrued by our independent registered public accountants during the transition period ended December 31, 2021 and the fiscal years ended June 30, 2021 and 2020:

	Transition Period Ended	Year Ended
	December 31, 2021	June 30, 2021	June 30, 2020
Audit fees - Grant Thornton LLP (1)	$400,000	$1,038,645	$265,423
Audit fees - Grant Thornton Audit Pty Ltd (1)	-	25,845	212,147
Grant Thornton UK LLP (1)	44,698
Tax fees - Grant Thornton LLP (2)	147,222	126,929	90,737
Tax fees - Grant Thornton Audit Pty Ltd (2)	-	-	20,815
Total fees	$591,920	$1,191,419	$589,122

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

Pre-Approval Policies and Procedures

The Audit Committee’s policy is for the Audit Committee to approve all audit and non-audit services prior to such services being performed by the independent registered public accounting firm. Before engaging an independent registered public accountant firm to render audit or non-audit services, the engagement is approved by our audit committee or the engagement to render services is entered into pursuant to pre-approval policies and procedures established by the audit committee. The Audit Committee pre-approved all audit services provided by independent registered public accountants during the transition period and the fiscal year ended June 30, 2021.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Transition Report:
(1)	All Financial Statements

See Index to Financial Statements in Part II, Item 8 of this Transition Report.

(2)	Financial Statement Schedules

all financial statement schedules have been omitted since the required information was not applicable or was not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements or the accompanying notes.

(3)	Exhibits

The exhibits listed in the following Index to Exhibits are filed, furnished or incorporated by reference as part of this Transition Report

EXHIBITS

Exhibit	Exhibit
Number	Description

2.1	Scheme Implementation Agreement (incorporated by reference to Exhibit 99.2 of Form 6-K of Avita Medical Limited dated April 20, 2020)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K12B filed on June 30, 2020)

3.2	Certificate of Amendment of Certificate of Incorporation**

3.3	Amended and Restated Bylaws**

4.1	Description of Capital Stock (incorporated by reference to the registrant’s Form 8-K12B filed on June 30, 2020)

10.1	Employee Incentive Option Plan (incorporated by reference to Exhibit 4.1 of the Form 20-F of Avita Medical Limited filed September 27, 2019)†

10.2	Employee Share Plan (incorporated by reference to Exhibit 4.2 of the Form 20-F of Avita Medical Limited filed September 27, 2019)†

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

Exhibit	Exhibit
Number	Description

10.10	Third Amendment to the Lease Agreement between the registrant and RIF III-Avenue Stanford LLC, dated November 17, 2020, as amended) **
10.11	Executive Employment Agreement between the registrant and Dr. Michael Perry, dated November 12, 2019.**
10.12	RSUs – Confirmatory Deed between the registrant and Dr. Michael Perry, dated November 12, 2019. **
10.13	Option Confirmatory Deed between the registrant and Dr. Michael Perry, dated November 12, 2019. **
10.14	Executive Employment Agreement between the registrant and Michael Holder, dated effective March 22, 2021. **
10.15	Executive Employment Agreement between the registrant and Kathy McGee, dated effective December 1, 2020. **
10.16	Executive Employment Agreement between the registrant and Erin Liberto, dated effective August 28, 2017. **
10.17	Executive Employment Agreement between the registrant and Andrew Quick, dated effective April 1, 2019. **
10.18	Executive Employment Agreement between the registrant and Donna Shiroma, dated effective June 25, 2018.**
10.19	Stock Option Grant Agreement between the registrant and Jan Stern Reed, dated effective December 22, 2021.**
10.20	Stock Option Grant Agreement between the registrant and Jeremy Curnock Cook, dated effective December 22, 2021.**
10.21	Stock Option Grant Agreement between the registrant and Louis Drapeau, dated effective December 22, 2021.**
10.22	Stock Option Grant Agreement between the registrant and Louis Panaccio, dated effective December 22, 2021.**
10.23	Stock Option Grant Agreement between the registrant and Suzanne Crowe, dated effective December 22, 2021.**
10.24	RSU Agreement between the registrant and Jan Stern Reed, dated effective December 22, 2021.**
10.25	RSU Agreement between the registrant and Jeremy Curnock Cook, dated effective December 22, 2021.**
10.26	RSU Agreement between the registrant and Louis Drapeau, dated effective December 22, 2021.**
10.27	RSU Agreement between the registrant and Louis Panaccio, dated effective December 22, 2021.**
10.28	RSU Agreement between the registrant and Suzanne Crowe, dated effective December 22, 2021.**
10.29	2020 Omnibus Incentive Plan**
10.30	Fourth Amendment to the Lease Agreement between the registrant and RIF III-Avenue Stanford LLC, dated August 25, 2021, as amended) **

14.1	Code of Ethics **

21.1	Subsidiaries of the Registrant **
23.1	Consent of Independent Registered Public Accounting Firm**

31.1	Certification of CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **

31.2	Certification of CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **

32.1	Certification of CEO and CFO pursuant to Section 906 of The Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contract or compensation plan or arrangement.
*	Certain identified confidential information has been redacted from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
**	Filed herewith

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVITA Medical, Inc.
(Registrant)

Date: February 28, 2022	/s/ Dr. Michael Perry
Dr. Michael Perry
Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2022	/s/ Michael Holder
Michael Holder
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Dr. Michael Perry	Chief Executive Officer and Director	February 28, 2022
Dr. Michael Perry	(Principal Executive Officer)

/s/ Michael Holder	Chief Financial Officer	February 28, 2022
Michael Holder	(Principal Financial and Accounting Officer)

/s/ Lou Panaccio	Director	February 28, 2022
Lou Panaccio

/s/ Jeremy Curnock Cook	Director	February 28, 2022
Jeremy Curnock Cook

/s/ Louis Drapeau	Director	February 28, 2022
Louis Drapeau

/s/ Suzanne Crowe	Director	February 28, 2022
Suzanne Crowe

/s/ James Corbett	Director	February 28, 2022
James Corbett

/s/ Jan Stern Reed	Director	February 28, 2022
Jan Stern Reed

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	(PCAOB ID Number 248)	F-2
Consolidated Balance Sheets as of December 31, 2021, June 30, 2021 and 2020		F-3
Consolidated Statements of Operations for the Transition Period Ended December 31, 2021, the six-months ended December 31, 2020 and the Years Ended June 30, 2021 and 2020		F-4
Consolidated Statements of Comprehensive Loss for the Transition Period Ended December 31, 2021, the six-months ended December 31, 2020 and the Years Ended June 30, 2021 and 2020		F-5
Consolidated Statements of Shareholders’ Equity for the Transition Period Ended December 31, 2021 and the Years Ended June 30, 2021 and 2020		F-6
Consolidated Statements of Cash Flows for the Transition Period Ended December 31, 2021, for the six-months ended December 31, 2020 and the Years Ended June 30, 2021 and 2020		F-7
Notes to Consolidated Financial Statements		F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

AVITA Medical, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Avita Medical, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, June 30, 2021 and June 30, 2020, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the six-month period ended December 31, 2021, and the years ended June 30, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, June 30, 2021 and June 30, 2020, and the results of its operations and its cash flows for the six-month period ended December 31, 2021, and the years ended June 30, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Los Angeles, California
February 28, 2022

AVITA MEDICAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of
	December 31, 2021	June 30, 2021	June 30, 2020
ASSETS
Cash and cash equivalents	$55,511	$110,746	$73,639
Marketable securities	29,649	-	-
Accounts receivable, net	3,118	3,467	2,076
BARDA receivables	308	3,936	356
Prepaids and other current assets	1,213	1,333	990
Restricted cash	201	201	201
Inventory	2,132	1,647	1,125
Total current assets	92,132	121,330	78,387
Marketable securities long-term	19,692	-	-
Plant and equipment, net	1,262	1,458	1,363
Operating lease right-of-use assets	1,544	1,480	2,347
Intangible assets, net	443	472	364
Other long-term assets	942	761	1
Total assets	$116,015	$125,501	$82,462
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities	2,708	3,120	4,333
Accrued wages and fringe benefits	5,363	3,321	2,816
Other current liabilities	1,075	949	560
Total current liabilities	9,146	7,390	7,709
Contract liabilities	952	1,075	435
Operating lease liabilities, long term	918	878	1,917
Other long-term liabilities	375	503	-
Total liabilities	11,391	9,846	10,061
Contingencies (Note 12)
Shareholders' equity:
Common stock, $0.0001 par value per share, 200,000,000 shares authorized, 24,925,743, 24,895,864 and 21,467,912 shares issued and outstanding at December 31, 2021 and June 30, 2021 and 2020, respectively	3	3	3
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2021 and June 30, 2021 and 2020.	-	-	-
Additional paid-in capital	332,484	328,889	259,165
Accumulated other comprehensive income	8,060	8,259	8,146
Accumulated deficit	(235,923)	(221,496)	(194,913)
Total shareholders' equity	104,624	115,655	72,401
Total liabilities and shareholders' equity	$116,015	$125,501	$82,462

The accompanying notes form part of the consolidated financial statements

AVITA MEDICAL, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Transition Period	Six-Month Period	Year Ended
	July 1 - December 31, 2021	July 1 - December 31, 2020	June 30, 2021	June 30, 2020
		(unaudited)
Revenues	$13,956	$10,163	$29,232	$14,263
Cost of sales	(1,905)	(1,750)	(5,949)	(2,973)
Gross profit	12,051	8,413	23,283	11,290
BARDA income	580	1,045	2,055	3,926
Operating expenses:
Sales and marketing expenses (1)	(8,472)	(6,865)	(14,660)	(15,706)
General and administrative expenses (1)	(10,996)	(11,703)	(22,400)	(33,025)
Research and development expenses (1)	(7,586)	(6,735)	(14,818)	(9,164)
Total operating expenses	(27,054)	(25,303)	(51,878)	(57,895)
Operating loss	(14,423)	(15,845)	(26,540)	(42,679)
Interest expense	(17)	(10)	(22)	(33)
Other income	38	8	17	686
Loss before income taxes	(14,402)	(15,847)	(26,545)	(42,026)
Income tax benefit/(expense)	(25)	(21)	(38)	(4)
Net loss	$(14,427)	$(15,868)	$(26,583)	$(42,030)
Net loss per common share:
Basic	$(0.58)	$(0.74)	$(1.17)	$(2.07)
Diluted	$(0.58)	$(0.74)	$(1.17)	$(2.07)
Weighted-average common shares:
Basic	24,915,414	21,563,576	22,674,313	20,290,966
Diluted	24,915,414	21,563,576	22,674,313	20,290,966

(1)	Refer to Note 2 for reclassification of share-based compensation expense.

The accompanying notes form part of the consolidated financial statements

AVITA MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Transition Period	Six-Month Period	Year Ended
	July 1 - December 31, 2021	July 1 - December 31, 2020	June 30, 2021	June 30, 2020
		(unaudited)
Net loss	$(14,427)	$(15,868)	$(26,583)	$(42,030)
Foreign currency translation gain/(loss)	(95)	143	113	(38)
Net unrealized loss on marketable securities, net of tax	$(104)	-	-	-
Comprehensive loss	$(14,626)	$(15,725)	$(26,470)	$(42,068)

The accompanying notes form part of the consolidated financial statements

AVITA MEDICAL, INC.

Consolidated Statements of Shareholders’ Equity

(In thousands, except shares)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Shareholders' Equity
Balance at June 30, 2019	18,712,996	$3	$165,473	$8,184	$(152,828)	$20,832
Net loss	-	-	-	-	(42,030)	(42,030)
Issuance of common stock under direct placement	2,033,898	-	81,702	-	-	81,702
Issuance costs associated with direct placement	-	-	(5,077)	-	-	(5,077)
Share-based compensation	-	-	16,486	-	-	16,486
Exercise of stock options	99,982	-	474	-	-	474
Vesting of RSU options	605,183	-	-	-	-	-
Issuance of common stock to director in lieu of directors fees	15,853	-	107	-	-	107
Beginning balance adjustment related to the adoption of ASC 842	-	-	-	-	(55)	(55)
Translation loss	-	-	-	(38)	-	(38)
Balance at June 30, 2020	21,467,912	$3	$259,165	$8,146	$(194,913)	$72,401
Net loss	-	-	-	-	(26,583)	(26,583)
Issuance of common stock under direct placement	3,214,250	-	69,106	-	-	69,106
Issuance costs associated with direct placement	-	-	(5,109)	-	-	(5,109)
Share-based compensation	-	-	5,664	-	-	5,664
Exercise of stock options	14,359	-	63	-	-	63
Vesting of restricted stock units	199,343	-	-	-	-	-
Translation gain	-	-	-	113	-	113
Balance at June 30, 2021	24,895,864	$3	$328,889	$8,259	$(221,496)	$115,655
Net loss	-	-	-	-	(14,427)	(14,427)
Share-based compensation	-	-	3,588	-	-	3,588
Exercise of stock options	1,125	-	7	-	-	7
Vesting of restricted stock units	28,754	-	-	-	-	-
Translation loss	-	-	-	(95)	-	(95)
Net unrealized loss on marketable securities, net of tax	-	-	-	(104)	-	(104)
Balance at December 31, 2021	24,925,743	$3	$332,484	$8,060	$(235,923)	$104,624

The accompanying notes form part of the consolidated financial statements

AVITA MEDICAL, Inc.

Consolidated Statement of Cash Flows

(in thousands)

	Transition Period Ended	Six-Months Ended	Year-Ended
	December 31, 2021	December 31, 2020	June 30, 2021	June 30, 2020
Cash flow from operating activities:
Net loss	$(14,427)	$(15,868)	$(26,583)	$(42,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	330	373	715	465
Share-based compensation	3,588	2,920	5,664	16,486
Non-cash lease expense	328	276	591	502
Loss on fixed asset disposal	-	-	130	259
Patent impairment loss	42	-	-	-
Remeasurement and foreign currency transaction gain/(loss)	(72)	229	228	7
Excess and obsolete inventory related charges and recoveries	44	(82)	226	84
BARDA deferred costs	(278)	-	343	-
Contract cost amortization	167	-	129	-
Provision (benefit) for doubtful accounts	(2)	(6)	12	43
Amortization of premium of marketable securities	104	-	-	-
Issuance of common stock to directors in lieu of directors fees	-	-	-	107
Changes in operating assets and liabilities:
Trade and other receivables	350	144	(1,399)	(729)
BARDA receivables	3,627	(84)	(3,580)	26
R&D Tax Credits	-	-	-	121
Prepaids and other current assets	119	177	(342)	219
Inventory	(530)	(1,077)	(745)	(468)
Operating lease liability	(334)	(268)	(594)	(476)
Other long-term assets	(347)	(151)	(889)	-
Accounts payable and accrued liabilities	(392)	(1,700)	(1,333)	2,308
Accrued wages and fringe benefits	2,046	1,474	493	693
Other current liabilities	186	94	155	(366)
Contract liabilities	(123)	161	640	6
Other long-term liabilities	73	-	238	(4)
Net cash used in operations	(5,501)	(13,388)	(25,901)	(22,747)
Cash flows from investing activities:
Purchase of marketable securities	(49,550)	-	-	-
Cash paid for property and equipment	(65)	(472)	(894)	(590)
Cash paid for patent filing fees	(67)	(163)	(280)	(257)
Net cash used in investing activities	(49,682)	(635)	(1,174)	(847)
Cash flow from financing activities:
Proceeds from direct placement of common stock	-	-	69,106	81,702
Issuance cost associated with direct placement	-	-	(5,109)	(5,077)
Principal repayment of finance lease	-	(10)	(11)	(42)
Proceeds from exercise of stock options	7	1	63	474
Net cash provided/(used) by financing activities	7	(9)	64,049	77,057
Effect of foreign exchange rate on cash and restricted cash	(59)	158	133	3
Net increase/(decrease) in cash and cash equivalents and restricted cash	(55,235)	(13,874)	37,107	53,466
Cash and cash equivalents and restricted cash beginning of the period	110,947	73,840	73,840	20,374
Cash and cash equivalents and restricted cash end of the period	$55,712	$59,966	$110,947	$73,840
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$8	$42	$42	$-
Cash paid for interest	$17	$2	$3	$42
Plant and equipment purchases not yet paid	$35	$60	$20	$85

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

In March 2020, the World Health Organization declared the outbreak of a novel strain of the coronavirus (“COVID-19”) a pandemic. COVID-19 is having, and will likely continue to have, an effect on the Company’s business, results of operations, financial condition, and cash flows, and its future impacts remain highly uncertain and unpredictable. The Company has considered the disruptions caused by COVID-19, including lower than forecasted sales, delays to the speed of enrollment in the Company’s clinical trials that may, if successful, support commercial approval and new revenues in additional markets, and macroeconomic factors, that may impact its estimates. The Company has assessed the potential impact of COVID-19 on certain accounting matters including, but not limited to, the allowance for doubtful accounts, inventory reserves and return reserves, and impairment considerations for long-lived assets, marketable securities and intangibles, as of December 31, 2021 and through the date of this report.  The Company’s business and operations have been impacted by COVID-19 as the effects of COVID-19 related travel restrictions have reduced accidents and the incidence of burns and burns admissions.  With respect to future operating results, it is not possible at this time to predict, with any degree of precision, the effects of COVID-19. Consequently, actual results for accounting estimates and assumptions, particularly those relating to the recoverability of certain intangible assets and estimates of expected credit losses on accounts receivable could differ from these estimates.

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

CHANGE OF YEAR-END

On November 8, 2021, the Company changed its fiscal year-end from June 30th to December 31st, effective immediately. The decision to change the fiscal year-end to a calendar year end was to align our reporting cycle more closely with how we manage our business.

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

As a result of the Redomiciliation, the reporting currency of the AVITA Group changed from the Australian dollar to the U.S. dollar. In accordance with SEC regulation, SX Rule 320 (e), the impact of the change in the reporting currency was included in a component of other comprehensive income (loss).

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

The Company reclassified share-based compensation expense of $16.5 million to sales and marketing expense, general and administrative expense and research and development expenses as detailed in the table below for year ended June 30, 2020 (in thousands).

	Year-ended June 30, 2020
	As previously reported	Amount reclassified	As Reported
Sales and marketing expenses	$(14,813)	$(893)	$(15,706)
General and administrative expenses	(18,135)	(14,890)	(33,025)
Research and development expenses	(8,461)	(703)	(9,164)
Share-based compensation	(16,486)	16,486	-
Total operating expenses	(57,895)	-	(57,895)
Operating loss	(42,679)	-	(42,679)
Loss before income taxes	(42,026)	-	(42,026)
Net loss	(42,030)	-	(42,030)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. As a result of the Redomiciliation described above, the parent company of the AVITA group changed from AVITA Medical to the Company. All intercompany transactions and balances have been eliminated on consolidation.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts (including doubtful accounts, carrying value of long-lived asset, the useful lives of long-lived assets, accounting for marketable securities, income taxes, stock-based compensation and the stand-alone selling price for the BARDA contract) and related disclosures. Estimates have been prepared on the basis of the current and available information. However, actual results could differ from estimated amounts.

Foreign Currency Translation and Foreign Currency Transactions

The financial position and results of operations of the Company’s operating non-U.S. subsidiaries are generally determined using the respective local currency as the functional currency of that subsidiary. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive gain (loss) in shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in general and administrative expenses and were a gain of $35,000 and losses of $114,000, $97,000 and $7,000 for the transition period ended December 31, 2021, the six months ended December 31, 2020 and the years ended June 30, 2021 and 2020, respectively.

The Company’s subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, nonmonetary assets and liabilities at historical rates. Gains and losses resulting from these remeasurements and foreign currency transactions are included in general and administrative expenses and were a gain $37,000 and losses of $115,000 and $131,000 for the transition period ended December 31, 2021, the six months ended December 31, 2020 and the year ended June 30, 2021, respectively. For the year ended June 30, 2020 such amounts were not significant.

Comprehensive Loss

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

Cash and Cash Equivalents

Consists of cash held at deposit institutions and cash equivalents. Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less from the date of purchase and consist primarily of money market funds. The Company holds cash at deposit institutions in the amount of $4.4 million, $54.2 million and $73.6 million of which $203,000, $273,000 and $466,000 is denominated in foreign currencies in foreign institutions as of December 31, 2021, June 30, 2021 and 2020, respectively. As of December 31, 2021, June 30, 2021 and 2020, the Company held cash equivalents in the amount of $51.1 million, $56.5 million and $0, respectively.

Restricted Cash

Pursuant to a contractual agreement with American Express to maintain the business credit card, the Company must maintain restricted cash deposits which amounted to approximately $201,000 as of December 31, 2021 and June 30, 2021 and 2020, respectively.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, trade receivables, BARDA receivables and other receivables. As of December 31, 2021, and June 30, 2021, and 2020, substantially all of the Company’s cash was deposited in accounts at financial institutions, and amounts may exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institutions in which its cash is held.

As of December 31, 2021, one commercial customer accounted for approximately 10% of net accounts receivable.  As of June 30, 2021, and 2020, no single commercial customer accounted for more than 10% of net accounts receivable. For the transition period ended December 31, 2021, and the six-months ended December 31, 2020, no single commercial customer accounted for more than 10% of total revenues. For the years ended June 30, 2021, and 2020, no single commercial customer accounted for more than 10% of total revenues.  BARDA revenues for the procurement of the RECELL system accounted for approximately 1.3%, 0%, 26.5% and 0% of total revenues for the transition period ended December 31, 2021, the six-months ended December 31, 2020, and the years ended June 30, 2021 and 2020, respectively. BARDA receivables for the procurement of the RECELL system and emergency preparedness accounted for approximately 3%, 91% and 0% of BARDA receivables as of December 31, 2021, June 30, 2021, and 2020, respectively.  See table below for breakdown of BARDA receivables (in thousands).

	As of December 31, 2021	As of June 30, 2021	As of June 30, 2020
BARDA procurement and emergency preparedness services	$9	$3,583	$—
BARDA expense reimbursements	299	353	356
Total	$308	$3,936	$356

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, consisting of cash and cash equivalents, marketable securities, trade receivables, prepaids and other receivables, accounts payable, accrued liabilities and contract liabilities, approximate fair value due to the relative short-term nature of these instruments.

Marketable Securities

We classify all highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities.  The Company classifies marketable securities as short-term when they have remaining contractual maturities of one year or less from the balance sheet date, and as long-term when the investments have remaining contractual maturities of more than one year from the balance sheet date. Classification is determined at the time of purchase and re-evaluated each balance sheet date.  Short-term marketable securities represent investment of cash available for current operations.  We account for our marketable securities as available-for-sale securities.

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

If necessary, the Company will recognize an allowance for credit losses on available-for-sale debt securities on an individual basis, and will no longer consider other than-temporary impairment or immediately reduce the cost basis of the investment provided that it is more likely than not that the security will be held to recovery or maturity. Further, the Company will recognize any improvements in estimated credit losses on available-for-sale debt securities immediately in earnings and reduce the existing allowance for credit losses. The Company will disaggregate its available-for-sale debt securities into the following categories: commercial paper, corporate debt, government and agency securities and money market funds. The Company’s corporate bonds are comprised of predominantly high-grade corporate bonds while its government and agency securities are U.S. treasury bonds, and U.S. agency bonds. The Company has analyzed both corporate bonds and government and agency securities and identified that both types of securities have similar risk characteristics in that they are traded infrequently and have contractual interest rates and maturity dates.

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

Accounts Receivable

Accounts receivable are recorded net of customer allowances for doubtful accounts. The Company estimates an allowance for expected credit losses (i.e., the inability of our customers to make required payments). These estimates are based on a combination of past experience and current trends. In estimating the allowance for expected credit losses, consideration is given to the current aging of receivables, a specific review for potential bad debts and an evaluation of historic write-offs. The resulting bad debt expense is included in sales and marketing expenses in the consolidated statement of operations. Receivables are written-off when deemed uncollectible. As of December 31, 2021 and June 30, 2021 and 2020, the allowance for doubtful accounts was $28,000, $30,000 and $18,000, respectively.

A rollforward of the activity in the Company’s allowance for doubtful account is as follows (in thousands):

	For the transition period	For the period	For the year-ended June 30,
	July 1 - December 31, 2021	July 1 - December 31, 2020	2021	2020
		(unaudited)
Allowance for doubtful accounts, at beginning of year	$30	$18	$18	$18
Bad debt expense	2	7	12	43
Deductions	(4)	(13)	-	(43)
Allowance for doubtful accounts, at end of year	$28	$12	$30	$18

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

Intangible Assets

The Company maintains definite-lived intangible assets related to patents initially measured at cost and amortized over estimated useful lives of approximately 3—20 years. The Company had capitalized patent costs of $673,000 $700,000 and $483,000 as of December 31, 2021, June 30, 2021 and 2020, respectively, related to regulatory approval of the RECELL System, and are being amortized over their estimated useful lives.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated, undiscounted future cash flows is less than the carrying amount of the asset, then an impairment is recognized for the amount by which the carrying value of the asset exceeds its estimated fair value. Fair value is determined using the market, income, or cost approaches as appropriate for the asset. Any write-downs are treated as permanent reductions in the carrying amount of the asset and recognized as an operating loss. The Company recorded $42,000 of impairments intangible assets during the transition period ended December 31, 2021. There were no impairments of long-lived assets for the six months ended December 31, 2020 and the years ended June 30, 2021 and 2020.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of compensation and employee benefits of sales and marketing personnel and related sales support teams, marketing events, advertising costs, travel, trade shows and other marketing materials. The Company expenses all selling and marketing costs as incurred. Advertising expenses were $16,000, $43,000, $73,000 and $51,000 for the transition period ended December 31, 2021, for the six months ended December 31, 2020 and the years ended June 30, 2021 and 2020, respectively.

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

Deferred Compensation Plan and Investments in Corporate-Owned Life Insurance

The Company’s Deferred Compensation Plan (the "DCP"), which became effective on October 2021, allows highly compensated key employees to elect to defer a portion of their salary, bonus, commissions and RSU awards to later years. Management determined that the DCP shall be accounted for similar to a defined benefit plan under ASC 715 and should follow an accounting similar to a cash balance plan. Management determined that the employee portion and employer portion of the deferred compensation should be recognized as compensation expense with a corresponding credit to deferred compensation liability.  The matching contribution will be accrued over the vesting period of two-years with 25% vesting in the first year and 75% vesting in the second year.  The change in the liability between each reporting is accounted for as compensation expense with a corresponding adjustment to deferred compensation liability.  Upon distribution, the Company will record the distribution as a decrease to compensation liability with corresponding credit to cash.  The Company funds the DCP through a Corporate-Owned Life Insurance (“COLI”).  Per the ASC 325-30-25-1A, COLI is recorded as an asset in other long-term assets as it does not meet the definition of a plan asset under ASC 715.  The Company invests in COLI policies relating to its deferred compensation plan.  Investments in COLI policies are recorded at their cash surrender values as of each balance sheet date. Changes in the cash surrender value during the period are recorded as a gain or loss in the statement of operations in other income.

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance ("ASU 2021-10"), which is aimed at increasing transparency about certain government assistance received by a business entity. The standard requires business entities to make annual disclosures about the nature of the transactions and the related accounting policy used to account for the transactions, the line items and applicable amounts on the balance sheet and income statement that are affected by the transactions, and significant terms and conditions of the transactions, including commitments and contingencies. If an entity omits any required disclosures because it is legally prohibited, it must disclose that fact. ASU 2021-10 is effective for financial statements issued for annual periods beginning after December 15, 2021. The Company expects the standard to be applicable to its financial statements and is currently evaluating and understanding the requirements for drafting applicable disclosures.

4. Marketable Securities

The following table summarizes the amortized cost and estimates fair values of debt securities available for sale:

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
(in thousands)
Cash Equivalents:
Money market funds	$51,112	$-	$-	$51,112
Current marketable securities:
Commercial paper	$19,586	-	-	$19,586
Corporate debt securities	7,068	-	(7)	7,061
Asset-backed securities	3,002	-	-	3,002
Total current marketable securities	$29,656	$-	$(7)	$29,649
Long-term marketable securities:
U.S Treasury securities	18,043	-	(89)	17,954
Corporate debt securities	1,746	-	(8)	1,738
Total Long-term marketable securities	$19,789	$-	$(97)	19,692

The maturities of debt securities available for sale are summarized in the following table using contractual maturities. Actual maturities may differ from contractual maturities due to obligations that are called or prepaid.

	As of December 31, 2021
	Amortized Cost	Carrying Value
Due in one year or less	29,656	29,649
Due after one year through three years	19,789	19,692

Gross unrealized gains and losses on the Company’s marketable securities were an unrealized gain of $0 and an unrealized loss of $104,000 as of December 31, 2021 which resulted in a net unrealized loss of $104,000. During the transition period ended December 31, 2021, the Company did not recognize credit losses.  The Company did not have any marketable securities for any other period presented.  The Company has accrued interest income of $72,000 as of December 31, 2021, recorded in Prepaids and Other Current Assets. Money market funds were included in the cash and cash equivalents line item.
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

Level 3: Inputs are unobservable inputs for the asset or liability

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	As of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$51,112	$-	$-	$51,112
Total cash equivalents	51,112	-	-	51,112
Short-term marketable securities
Commercial paper	-	19,586	-	19,586
Asset-backed securities	-	3,002	-	3,002
Corporate debt securities	-	7,061	-	7,061
Total short-term marketable securities	-	29,649	-	29,649
Long-term investments
U.S Treasury securities	-	17,954	-	17,954
Corporate debt securities	-	1,738	-	1,738
Total long-term marketable securities	-	19,692	-	19,692
Total marketable securities and cash equivalents	$51,112	$49,341	$-	$100,453

The Company’s Level 1 assets include money market instruments and are valued based upon observable market prices. Level 2 assets consist of commercial paper, asset back securities and corporate debt securities and U.S Treasury securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. As of December 31, 2021, the Company had no investments that were measured using unobservable (Level 3) inputs. There were no transfers between fair value measurement levels during the transition period ended December 31, 2021.  For the year ended June 30, 2021 and 2020, the Company did not have any marketable securities, cash equivalents consisted of money market funds and were classified as a Level 1.

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

The following table sets forth the Company’s operating lease expenses which are included in general and administrative expenses in the consolidated statements of operations (in thousands):

	Transition Period Ended	Six-Months ended	Year-Ended	Year-Ended
	December 31, 2021	December 31, 2020	June 30, 2021	June 30, 2020
		(unaudited)
Operating lease cost	$284	$175	$731	$701
Variable lease cost	25	12	48	47
Total lease cost	$309	$187	$779	$748

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Transition Period Ended	Six-Months ended	Year-Ended	Year-Ended
	December 31, 2021	December 31, 2020	June 30, 2021	June 30, 2020
		(unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$288	$352	$735	$675

Supplemental balance sheet information, related to operating leases was as follows (in thousands):

	As of December 31, 2021	As of June 30, 2021	As of June 30, 2020
Reported as:
Operating lease right-of-use assets	$1,544	$1,480	$2,347
Total right-of-use assets	$1,544	$1,480	$2,347

Other current liabilities:
Operating lease liabilities, short-term	$720	$702	$533
Operating lease liabilities, long term	918	878	1,917
Total operating lease liabilities	$1,638	$1,580	$2,450
Operating lease weighted average remaining lease term (years)	2.30	2.67	3.91
Operating lease weighted average discount rate	6.51%	6.70%	7.50%

As of December 31, 2021, maturities of the Company’s operating lease liabilities are as follows (in thousands):

Operating Leases
2022	$802
2023	649
2024	314
2025	-
Total lease payments	1,765
Less imputed interest	(127)
Total operating lease liabilities	$1,638

At December 31, 2021 there were no leases entered into that had not yet commenced.

7. Inventory

The composition of inventories is as follows (in thousands):

	As of
	December 31, 2021	June 30, 2021	June 30, 2020
Raw materials	$1,222	$982	$947
Work in process	176	241	—
Finished goods	734	424	178
Total inventory	$2,132	$1,647	$1,125

 The Company has reduced the carrying value of its inventories to reflect the lower of cost or net realizable value. Charges for estimated excess and obsolescence are recorded in cost of sales in the consolidated statement of operations and were $44,000 and a recovery of $82,000, for the transition period ended December 31, 2021 and the six-months ended December 31, 2020, respectively.  Estimated excess and obsolescence charges were $226,000 and $84,000 for the years ended June 30, 2021 and 2020, respectively.

8. Intangible Assets

The composition of intangible assets is as follows (in thousands):

		As of December 31, 2021			As of June 30, 2021			As of June 30, 2020
	Weighted Average Life	Gross Amount	Accumulated Amortization	Net Carry Amount	Gross Amount	Accumulated Amortization	Net Carry Amount	Gross Amount	Accumulated Amortization	Net Carry Amount
Patent 1	2	$209	$(182)	$27	$264	$(190)	$74	$235	$(101)	$134
Patent 2	11	123	(18)	105	138	(16)	122	74	(9)	65
Patent 3	14	192	(25)	167	163	(19)	144	125	(9)	116
Patent 5	20	46	(3)	43	46	(2)	44	26	-	26
Patent 6	20	39	(2)	37	39	(1)	38	-	-	-
Patent 7	13	2	-	2	-	-	-	-	-	-
Patent 8	20	3	-	3	3	-	3	-	-	-
Patent 10	19	3	-	3	-	-	-	-	-	-
Patent 11	19	6	-	6	-	-	-	-	-	-
Trademarks	Indefinite	50	-	50	47	-	47	23	-	23
Total intangible assets		$673	$(230)	$443	$700	$(228)	$472	$483	$(119)	$364

During the transition period ended December 31, 2021, the Company recorded impairment charge of $42,000 in general and administrative expenses. During the six-months ended December 31, 2020 and the years ended June 30, 2021 and 2020, the Company did not identify any events or changes in circumstances that indicated the carrying value of its intangibles may not be recoverable. As such, there was no impairment of intangibles assets recognized for the six-months ended December 31, 2020 and the years ended June 30, 2021 and 2020. Amortization expense of intangibles included in the consolidated statements of operations was $56,000 and $49,000 for the transition period ended December 31, 2021 and the six-months ended December 31, 2020, respectively. Amortization expense was $109,000 and $119,000 for the years ended June 30, 2021 and 2020, respectively.

The Company expects the future amortization of amortizable intangible assets held at December 31, 2021 to be (in thousands):

Estimated Amortization Expense
2023	76
2024	67
2025	67
2026	67
2027	67
Thereafter	49
Total	$393

9. Property and Equipment, net

The composition of property and equipment, net is as follows (in thousands):

	Useful Lives	As of December 31, 2021	As of June 30, 2021	As of June 30, 2020
Computer equipment	3 years	$740	$722	$802
Computer software	3 years	811	775	369
Construction in progress		29	48	138
Furniture and fixtures	7 years	440	440	425
Laboratory equipment	5 years	566	523	194
Leasehold improvements	Lesser of life or lease term	242	242	216
RECELL Moulds	5 years	129	129	100
Less: accumulated amortization and depreciation		(1,695)	(1,421)	(881)
Total plant and equipment, net		$1,262	$1,458	$1,363

Depreciation expense related to plant and equipment was $274,000, $324,000, $606,000 and $346,000 for the transition period ended December 31, 2021, the six months ended December 31, 2020 and the years ended June 30, 2021 and 2020, respectively.

10. Prepaids and Other Current Assets and Other Long—Term Assets

Prepaids and other current assets consisted of the following (in thousands):

	As of December 31, 2021	As of June 30, 2021	As of June 30, 2020
Prepaid expenses	$1,124	$853	$792
Lease deposits	2	-	123
Accrued investment income	72	-	-
Other receivables	15	480	75
Total prepaids and other current assets	$1,213	$1,333	$990

Prepaid expenses primarily consist of prepaid benefits and insurance.

Other long-term assets consisted of the following (in thousands):

	As of December 31, 2021	As of June 30, 2021	As of June 30, 2020
BARDA contract costs	$504	$613	$-
Deferred Compensation	304	-	-
Long-term lease deposits	124	126	1
Long-term prepaids	10	22	-
Total other long-term assets	$942	$761	$1

11. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. Long-lived assets were primarily located in the United States as of December 31, 2021 and June 30, 2021, and 2020 with an insignificant amount located in Australia and the United Kingdom.

Revenue by region were as follows (in thousands):

	Transition period ended	Six months ended	Year-ended	Year-ended
	December 31, 2021	December 31, 2020	June 30, 2021	June 30, 2020
		(unaudited)
Revenue:
United States	$13,764	$9,990	$28,955	$13,800
Foreign:
Australia	136	133	207	292
United Kingdom	56	40	70	171
Total	$13,956	$10,163	$29,232	$14,263

Revenue by Customer type were as follows (in thousands):

	Transition period ended	Six months ended	Year-ended	Year-ended
	December 31, 2021	December 31, 2020	June 30, 2021	June 30, 2020
		(unaudited)
Revenue:
Commercial sales	13,771	$10,163	$21,483	$14,263
BARDA:
Product sales	—	—	7,595	—
Services for emergency preparedness	185	—	154	—
Total	$13,956	$10,163	$29,232	$14,263

Cost of sales by Customer type were as follows (in thousands):

	Transition period ended	Six months ended	Year-ended	Year-ended
	December 31, 2021	December 31, 2020	June 30, 2021	June 30, 2020
		(unaudited)
Cost of sales
Commercial cost	$2,017	$1,750	$3,931	$2,973
BARDA:
Product cost	(278)	—	1,889	—
Emergency preparedness service cost	166	—	129	—
Total	$1,905	$1,750	$5,949	$2,973

12. Contingencies

The Company is subject to certain contingencies arising in the ordinary course of business. The Company records accruals for these contingencies to the extent that a loss is both probable and reasonably estimable. If some amount within a range of loss appears to be a better estimate than any other amount within the range, that amount is accrued. Alternatively, when no amount within a range of loss appears to be a better estimate than any other amount, the lowest amount in the range is accrued. The Company expenses legal costs associated with loss contingencies as incurred. As of December 31, 2021, the Company does not have any outstanding or threatened litigation that would have a material impact to the financial statements.

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

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. As of December 31, 2021 and June 30, 2021, and 2020, 24,925,743, 24,895,864 and 21,467,912 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

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

14. Revenue

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

For the contract with BARDA, the Company identified two performance obligations (i) the procurement of 5,614 RECELL units, (ii) emergency preparedness services. The Company’s performance obligations are either satisfied at a point in time or over time as services are provided. The product procurement performance obligation is satisfied at a point in time, upon transfer of control of the product. RECELL units that have been delivered to BARDA have a product replacement obligation at no cost to BARDA due to product’s limited shelf-life. The estimated cost of the expired inventory over the term of the contract is recognized on a per unit basis at the time of delivery.  The liability is released upon replacement of the product along with a corresponding reduction to inventory. During the transition period ended December 31, 2021, the Company released $278,000 of deferred cost liability due to extended shelf life from 18 months to two years of the RECELL product. The Company has estimated deferred cost of approximately $64,000, $343,000 and $0 as of December 31, 2021 and June 30, 2021 and 2020, respectively, for the rotation cost of the product.  Such amounts are recorded in other current liabilities in the amounts of $0 and $77,000 and other long-term liabilities in the amount of $64,000 and $266,000 as of December 31, 2021 and June 30, 2021, respectively. The emergency preparedness services performance obligation is satisfied over time.  Revenue for the emergency deployment will be recognized on a straight-line basis during the term of the contract as services are consumed over time. Services recognized of $185,000 and $154,000 for the transition period ended December 31, 2021 and the year ended June 30, 2021, respectively, and are included in sales within the consolidated statement of operations.  For the six months ended December 31, 2020 and the year ended June 30, 2020, the Company did not have any service revenue with BARDA. Contract costs to fulfil the performance obligation are incremental and expected to be recovered are capitalized and amortized on a straight-line basis over the term of the contract. As of December 31, 2021, June 30, 2021 and June 30, 2020 contract costs of $504,000, $613,000 and $0 are included in other long-term assets, respectively.

Remaining Performance Obligations

Revenues from remaining performance obligations are calculated as the dollar value of the remaining performance obligations on executed contracts. The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) pursuant to the Company’s existing customer agreements is $952,000, $1.1 million and $435,000 as of December 31, 2021 and June 30, 2021 and 2020, respectively.  Approximately $517,000 and $665,000 of this amount as of December 31, 2021 and June 30, 2021 relates to our July 2020 contract with BARDA for the purchase, delivery and storage of RECELL Systems for emergency response preparedness for a period of three years. The Company expects to recognize this amount as services are provided to BARDA. The remaining balance of $435,000 as of December 31, 2021 and June 30, 2021 and 2020, the Company expects to recognize revenue upon receiving Japanese Pharmaceuticals and Medical Device Act approval of the RECELL System in Japan. For the transition period ended December 31, 2021, we recognized $185,000 of service revenue related to the BARDA contract. Revenue recognized for the BARDA contract for the year ended June 30, 2021 was $7.6 million for the RECELL product and $154,000 of service revenue related to the emergency readiness performance obligation. There were no purchases by BARDA for the six-months ended December 31, 2020 and for the year ended June 30, 2020.  We are contracted to manage this inventory of product until the federal government requests shipment or at contract termination on December 31, 2023.

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

Contract Assets and Contract Liabilities

Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance for which the Company does not have the right to payment. As of December 31, 2021, June 30, 2021 and June 30, 2020, the Company does not have any contract assets.

Contract liabilities are recorded when the Company receives payment prior to satisfying its obligation to transfer goods to a customer. The Company had $952,000, $1.1 million, and $435,000  of contract liabilities as of December 31, 2021 and June 30, 2021, and 2020, respectively. The increase in contract liability primarily relates to the unsatisfied performance obligation for emergency preparedness under the BARDA contract.  Performance obligation will be recognized over time over the term of the contract. For the transition period ended December 31, 2021, $185,000 of revenue was recognized from amounts included in the beginning balance of contract liabilities.  For the six-months ended December 31, 2020 and the years ended June 30, 2021 and 2020, amounts recognized were not significant.

Cost to Obtain and Fulfill a Contract

Contract fulfillment costs include commissions and shipping expenses. The Company has opted to immediately expense the incremental cost of obtaining a contract when the underlying related asset would have been amortized over one year or less. The Company generally does not incur costs to obtain new contracts.

Contract Costs

Cost to fulfil the BARDA emergency preparedness performance obligation, which primarily consist of billed costs to BARDA incurred in connection with the emergency deployment services, are incremental and expected to be recovered.  Costs are capitalized and amortized on a straight-line basis over the term of the contract. As of December 31, 2021, June 30, 2021 and June 30, 2020, the Company had $504,000, $613,000 and $0 of contracts costs included in other long-term assets.  Amortization expense related to deferred contract costs were $167,000, $0, $129,000   and $0 during the transition period ended December 31, 2021, the six-

months ended December 31, 2020, and during the years ended June 30, 2021 and 2020, respectively, and are classified as cost of sales on the accompanying consolidated Statements of Operations. There was no impairment loss in relation to deferred contract costs during the transition period ended December 31, 2021, the six-months ended December 31, 2020, the years ended June 30, 2021 and 2020.

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

15. Share-Based Payment Plans

Overview of Employee Share-Based Compensation Plans

Our former parent company, AVITA Medical, adopted the Employee Share Plan and the Incentive Option Plan (collectively, the “2016 Plans”). Upon completion of the Redomiciliation, the 2016 Plans were terminated with respect to future grants and accordingly, there are no more shares available to be issued under the 2016 Plans.  In addition, upon completion of the Redomiciliation, the Company had an implicit consolidation or reverse stock split of 100:1 and all share information presented below in relation to the 2016 Plans has been presented on a reverse split stock basis. During November 2020, the Company, pursuant to Rule 416 under the Securities Act of 1933, filed a registration statement on form S-8 to register a total of 1,750,000 shares of common stock which may be issued pursuant to the terms of the Company’s 2020 Omnibus Incentive Plan (“2020 Plan”). On December 22, 2021, the Company’s stockholders approved the issuance of options and awards to the Board of Directors and the CEO.  These awards are subject to the vesting and performance conditions as denoted in the individual agreements.

The 2020 Plan provides for the grant of the following Grants: (a) Incentive Stock Options, (b) Nonstatutory Stock Options, (c) Stock Appreciation Rights, (d) Restricted Stock Grants, (e) Restricted Stock Unit Grants, (f) Performance Grants, and (g) Other Grants. The 2020 Plan will be administered by the Compensation Committee or by the Board acting as the Compensation Committee. Subject to the general purposes, terms and conditions of the 2020 Plan, applicable law and any charter adopted by the Board governing the actions of the Compensation Committee, the Compensation Committee will have full power to implement and carry out the 2020 Plan. Without limitation, the Compensation Committee will have the authority to interpret the plan, approve persons to receive grants, determine the terms and number of shares of the grants, determine vesting and exercisability of grants, and make all other determinations necessary or advisable in connection with the administration of this Plan.

The contractual term of awards granted under the 2020 Plan is ten years from the date of its grant. Unless otherwise specified, the vesting period of awards under the 2020 Plan was: (i) vest over a four-year period in four equal installments, 25% at the end of each year from the date of grant, and /or (ii) subject to other performance criteria and hurdles, as determined by the Compensation Committee

The following table summarizes information about the Company’s share-based award plans as of December 31, 2021:

	Outstanding Options	Outstanding Restricted Stock Units	Shares available for future issuance
2016 Plan	1,045,745	-	-
RSU Awards	-	71,260	-
2020 Plan	630,625	87,500	1,026,875
2021 AGM Awards	80,350	138,730	-

Share-Based Payment Expenses

Share-based payment transactions are recognized as compensation expense based on the fair value of the instrument on the date of grant.  The Company uses the graded-vesting method to recognize compensation expense.  Compensation cost is reduced for forfeitures as they occur in accordance with ASU 2016-09, Simplifying the Accounting for Share-Based Payments ("ASU 2016-09"). During the transition period ended December 31, 2021, the six months ended December 31, 2020 and the years ended June 30, 2021 and 2020, the Company recorded share-based compensation expense of $3.6 million, $2.9 million, $5.7 million and $16.5 million, respectively. No income tax benefit was recognized in the consolidated statement of operations for share-based payment arrangements for the transition period ended December 31, 2021, the six months ended December 31, 2020 and the years ended June 30, 2021 and 2020.

The Company has included share-based compensation expense as part of operating expenses in the accompanying consolidated statements of operations as follows (in thousands):

	Transition period ended	Six months ended	Year-ended	Year-ended
	December 31, 2021	December 31, 2020	June 30, 2021	June 30, 2020
		(unaudited)
Sales and marketing expenses	$663	$624	$925	$893
General and administrative expenses	2,318	1,992	4,095	14,890
Research and development expenses	607	304	644	703
Total	$3,588	$2,920	$5,664	$16,486

A summary of share option activity as of December 31, 2021 and changes during the year then ended is presented below:

	Service Only Share Options	Performance Based Share Options	Market Awards	Total Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding shares at June 30, 2021	997,826	495,669	-	1,493,495	$14.53	7.99	$12,233,949
Granted	157,450	106,675	27,600	291,725	17.28
Exercised	(1,125)	-	-	(1,125)	6.06
Expired	(6,775)	-	-	(6,775)	29.28
Forfeited	(18,250)	(2,350)	-	(20,600)	20.94
Outstanding shares at December 31, 2021	1,129,126	599,994	27,600	1,756,720	14.86	7.83	5,118,309
Exercisable at December 31, 2021	521,102	307,332	-	828,434	$9.01	6.67	$4,422,594

The weighted-average grant-date fair value of options granted during the transition period ended December 31, 2021, the six months ended December 31, 2020 and the years ended June 30, 2021 and 2020 was $10.35, $0, $14.08 and $26.56 , respectively. The total intrinsic value of options exercised during the transition period ended December 31, 2021, the six months ended December 31, 2020 and the years ended June 30, 2021 and 2020 was $13,000, $80,000, $221,000 and $3.1 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise for options exercised, or at balance sheet date for outstanding options, less the applicable exercise price.

Cash received from the exercise of options was approximately $7,000, $1,000, $63,000 and $474,000  for the transition period ended December 31, 2021, the six months ended December 31, 2020 and the years ended June 30, 2021 and 2020, respectively.

As of December 31, 2021, there was approximately $7.0 million of total unrecognized compensation cost related to share-based compensation expense.  Of this amount $4.3 million relates to service only share options to be recognized over a weighted average period of 1.46 years, $2.6 million related to performance-based share options to be recognized over a weighted average period of 1.86 years and $100,000 related to market options to be recognized over a weighted average period of 3.14 years.

Restricted Stock Units

Restricted stock units (“RSUs”) are granted to executives as part of their long-term incentive compensation. RSUs granted prior to the 2020 Plan arise out of contracts between the Company's former parent company, AVITA Medical and the holders of such securities.  RSUs granted as a result of stockholder approval at the December 22, 2021 AGM arise out of contracts between the Company and the holders of such securities.  These RSU awards were approved by the Compensation Committee as determined necessary.  All RSU awards have a contractual term of 10 years and vest in accordance with the tenure or performance conditions as determined by the Compensation Committee and set out in the contracts between the Company and the holders of such securities. The grant date fair value is determined based on the price of the Company stock price on the date of grant (stock price determined on NASDAQ post Redomiciliation and ASX prior to the Redomiciliation). RSUs primarily consist of awards to the CEO and other executives as well as Non-Executive Directors (as occurred following the 2021 AGM). The CEO   RSU awards are described below.

A summary of the status of the Company’s unvested RSUs as of June 30, 2021, and changes that occurred during the year is presented below:

Unvested Shares	Service Condition RSU	Performance Condition RSU	Market Condition	Total RSU's	Weighted Average Grant Date Fair Value per Unit
Unvested RSUs outstanding at June 30, 2021	47,507	52,507	-	100,014	$38.17
Granted	67,250	111,340	47,640	226,230	13.57
Vested	-	(28,754)	-	(28,754)	36.15
Forfeited	-	-	-	-	-
Unvested RSUs outstanding at December 31, 2021	114,757	135,093	47,640	297,490	$19.66

The weighted-average grant-date fair value of the RSUs granted during the transition period ended December 31, 2021, the six months ended December 31, 2020, and the years ended June 30, 2021 and 2020 were $13.57, $22.65, $22.65 and $39.12  per unit, respectively. The total fair value of shares vested during the transition period ended December 31, 2021, the six months ended December 31, 2020 and the years ended June 30, 2021 and 2020 were $599,000, $4.1 million, $4.9 million, $9.2 million, respectively.

As of December 31, 2021, there was $3.8 million of total unrecognized compensation cost related to RSU awards. Of this amount $1.1 million relates to service only RSUs to be recognized over a weighted average period of 1.20 years, $2.5 million related to performance-based awards, this amount includes $0.9 million for performance share awards that have been determined to be not probable, and $0.2 million related to market awards to be recognized over a weighted average period of 3.14 years. The associated expense for the performance RSUs that have been determined as not probable will be recognized if the performance condition(s) is determined to be probable. The remaining unrecognized expense related to performance RSUs of $1.6 million is expected to be recognized over a weighted average period of 1.84 years.

2019 CEO RSUs

On November 2019, the equivalent of 395,542 RSUs were issued to the CEO with the following vesting terms:

a)	Tenure – the equivalent of 142,521 RSUs with a vesting period of three-years commencing on June 1, 2020. As of December 31, 2021 a total of 47,507 RSUs are outstanding from this award.
b)

Milestone performance – 253,021 of the RSUs will vest upon satisfaction of various performance conditions.  As of December 31, 2021 all milestones except the one listed below have been achieved and 229,268 RSUs have been released and 23,753 RSUs awards remain unvested.

•	FDA approval of the next generation RECELL device prior to June 30, 2022. – Performance criteria has been assessed as not probable.

2021 AGM Awards

On December 22, 2021, as part of the Company's 2021 AGM, the Company's stockholders approved the grant of stock option awards and RSUs to the CEO and the Board of Directors.  These awards are referred to as the 2021 AGM awards.

Awards to the CEO under the 2021 AGM Awards

On December 22, 2021, the CEO was issued an aggregate 150,480 options and RSUs comprising:

•	37,600 tenure-based options and RSUs (23,800 RSUs and 13,800 options) with 25% of those options and RSUs vesting annually commencing on December 14, 2022.
•	37,640 performance-based options and RSUs (23,840 RSUs and 13,800 options) that vest upon satisfaction of the below conditions:
o	9,410 awards (5,960 RSUs and 3,450 options) - Achieve Centers for Medicare and Medicaid Services reimbursement for out-patient transitional pass-through payment code (TPT) by June 30, 2022

o	9,410 awards (5,960 RSUs and 3,450 options) - Achieve Japanese approval from Pharmaceuticals and Medical Device Agency (PMDA) and reimbursement code by September 30, 2022
o	9,410 awards (5,960 RSUs and 3,450 options) - Achieve profitability of the Company’s Burns business for two consecutive quarters by March 31, 2023
o	9,410 awards (5,960 RSUs and 3,450 options) - Achieve US FDA approval of vitiligo indication by December 31, 2023
•	75,240 stretch-performance based options and RSUs (47,640 RSUs and 27,600 options) that vest upon satisfaction of the below conditions:
o

37,620 (23,820 RSUs and 13,800 options) - Achieve a doubling based on a 10-day volume-weighted average price of the Company’s share price as of the date of the 2021 Annual Meeting (being December 14, 2021) by June 30, 2023.  The target share price is $25.74.

o

37,620 (23,820 RSUs and 13,800 options) - Achieve a market capitalization of the Company of greater than or equal to US$1.25 billion (as compared to market capitalization of ~US$435M as of October 14, 2021), and maintain that market capitalization for at least 30 consecutive calendar days on or before December 31, 2024.

In order for any options or RSUs issued to the CEO to vest, both the service condition and the relevant performance or market condition (as set out in the relevant agreement between the Company and the CEO) must be satisfied. The market awards will partially vest upon satisfaction of the market condition, and the other portions will vest on the anniversary of the vesting condition or December 22 of the relevant year.  The WVAP condition has a minimum of three potential tranches and the market capitalization award has a minimum of two potential tranches.  For market-based awards, share-based compensation expense will be recognized over the longer of the expected achievement period for the relevant market condition and the service condition. The market condition period and the valuation of each tranche were determined using a Monte Carlo simulation. In the event the market condition is met prior to the expected achievement period, any then-unrecognized compensation expense associated with the options or RSUs that have vested with respect to both the market condition and the service condition will be recognized immediately in the Company’s consolidated statements of operations.

Awards to the Board of Directors under the 2021 AGM Awards

The Board of Director awards consist of an aggregate 68,600 options and RSUs as follows:

•	41,400 tenure-based options and RSUs (15,300 options and 26,100 RSUs) vesting 12-months from the grant date.
o	6,900 tenure-based options and RSUs (4,350 RSUs and 2,550 options) granted to each of the six non-executive board members based on the vesting terms detailed above.

•

27,200 tenure-based options and RSUs (9,850 options and 17,350 RSUs) vesting on the first, second and third anniversary of the grant date in equal amounts (i.e. 1/3 of the RSUs and options will vest on each anniversary of the grant date, being on December 22 of each relevant year).

o	13,600 tenure-based options and RSUs (8,675 RSUs and 4,925 options) granted to Jan Stern Reed and James Corbett as an initial grant in connection with their appointment to the Board of Directors.

Option Pricing Model

The Company estimates the fair value of tenure-based share options using the Black-Scholes option pricing model on the date of grant. The Company estimates the fair value of options with a performance condition and market conditions using the Monte-Carlo simulation model.

The valuation of the options is affected by the Company's share price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected share price volatility over the term of the awards and actual and projected employee share option exercise behaviors. The risk-free rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average historical and implied volatility.  For tenure-based options, the expected life is based on the estimated average of the life of options using the simplified method as prescribed by SAB 107. The Company utilizes the simplified method for plain vanilla options to determine the expected life of the options due to insufficient exercise activity during recent years. For performance or market awards using the Monte Carlo simulation, the Company estimates the expected term based on a future exercise assumption of 2x the exercise price for rank-and-file employees and 3x the exercise price for executives. The contractual term of 10 years has been set as the expected term for performance and market awards. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

Included in the following table is a summary of the related assumptions used in the Black-Scholes Option pricing model and Monte-Carlo simulation in transition period ended December 31, 2021, and the fiscal year ended June 30, 2021 and the Binomial models for share options granted for the year ended June 30, 2020. Note that for the six months ended December 31, 2020, there were no options granted.

	Transition Period Ended	Year Ended
	December 31, 2021	June 30, 2021	June 30, 2020
Expected volatility	68% - 75%	65% - 80%	75% - 90%
Weighted-average volatility	69%	73%	88%
Expected dividends	0%	0%	0%
Expected term (in years)	5 - 10	5 - 10	10
Risk-free interest rate	0.88% - 1.46%	0.77% - 1.64%	0.68% - 2.65%

16. Income Taxes

Geographic sources of income (loss) from continuing operations before income taxes are as follows:

	Transition Period Ended	Six-months ended	Year Ended	Year Ended
(amounts in thousands)	December 31, 2021	December 31, 2020	June 30, 2021	June 30, 2020
		(unaudited)
United States	$(14,490)	$(15,689)	$(26,478)	$(20,793)
Foreign	88	(158)	(67)	(21,233)
Income (loss) from continuing operations before income taxes	$(14,402)	$(15,847)	$(26,545)	$(42,026)

The income tax benefit (expense) as shown in the accompanying consolidated statements of operations includes the following:

	Transition Period Ended	Six-months ended	Year Ended	Year Ended
(amounts in thousands)	December 31, 2021	December 31, 2020	June 30, 2021	June 30, 2020
(unaudited)
Current:
Federal	$—	$—	$—	$—
State	25	21	38	4
Foreign	—	—	—	—
	25	21	38	4
Deferred:
Federal	—	—	—	—
State	—	—	—	—
Foreign	—	—	—	—
	—	—	—	—
Total Income Tax Expense (Benefit)	$25	$21	$38	$4

The provision for income taxes differs from the tax computed using the statutory United States federal income tax rate of 21%, 21%, and 21% for the transition period ended December 31, 2021, and years ended June 30, 2021, and 2020 as a result of the following items:

(amounts in thousands)	Transition Period Ended December 31, 2021	Six-months ended December 31, 2020	Year Ended June 30, 2021	Year Ended June 30, 2020
		(unaudited)
Tax expense (benefit) at U.S. statutory rate	$(3,024)	$(3,328)	$(5,574)	$(8,827)
State income taxes	25	21	36	4
Foreign rate differential	5	(10)	(5)	(1,389)
Tax Credits	—	—	—	—
Share-based compensation	997	(216)	(27)	(3,794)
Permanent differences	29	230	233	669
Change in tax rate	—	—	—	—
Net change in valuation allowance	1,993	3,324	5,375	13,341
Income tax expense (benefit)	$25	$21	$38	$4

A summary of deferred income tax assets is as follows (in thousands):

	Transition Period Ended December 31, 2021	Six-months ended December 31, 2020	Year-Ended June 30, 2021	Year-Ended June 30, 2020
		(unaudited)
Deferred tax liabilities
ROU Asset	$(404)	$(471)	$(389)	$(608)
Intangible assets	$(25)	$—	$—	$—
Property, plant and equipment	(5)	(5)	(5)	-
Total deferred tax liabilities	$(434)	$(476)	$(394)	$(608)
Deferred tax assets
Property, plant and equipment	$—	$—	$—	$17
Accrued expenses	1,151	912	686	564
Intangible assets	—	278	262	255
Stock based compensation	2,739	2,991	3,215	2,996
Lease liability	428	501	415	634
Net operating loss carryforward	46,918	42,355	44,282	37,756
Other	483	332	609	285
Total deferred tax assets	$51,719	$47,369	$49,469	$42,507
Less valuation allowance	(51,285)	(46,893)	(49,075)	(41,899)
Net deferred tax assets	$434	$476	$394	$608
Net deferred tax assets / (liabilities)	$—	$—	$—	$—

At December 31, 2021, the Company and its subsidiaries had net operating loss carryforwards for federal, state, United Kingdom, and Australia income tax purposes of $122.0 million, $79.7 million, $31.9 million and $38.2 million respectively. The net operating loss carryforwards may be subject to limitation regarding their utilization against taxable income in future periods due to “change of ownership” provisions of the Internal Revenue Code and similar state and foreign provisions. Of these carryforwards, $21.7 million will expire, if not utilized, between 2026 through 2038. The remaining carryforwards have no expiration.

In assessing the recoverability of its deferred tax assets, the Company considers whether it is more likely than not that its deferred assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. The Company considers all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Based upon the weight of available evidence including the uncertainty regarding the Company’s ability to utilize certain net operating losses and tax credits in the future, the Company has established a valuation allowance against its net deferred tax assets of $51.3 million and $46.9 million as of December 31, 2021 and 2020, respectively.  The Company has established a valuation allowance against its net deferred tax asset of $49.1 million and $41.9 million as of June 30, 2021 and 2020 respectively. The deferred tax assets are primarily net operating loss carryforwards for which management has determined it is more likely than not that the deferred tax assets will not be realized.

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

The Company has not identified any uncertain tax positions as of December 31, 2021 and June 30, 2021 and 2020.

The Company files income tax returns in the U.S. federal, California and certain other state and foreign jurisdictions. The Company remains subject to income tax examinations for its U.S. federal and state income taxes generally for fiscal years ended June 30, 2006 and forward. The Company also remains subject to income tax examinations for international income taxes for fiscal years ended June 30, 2016 through June 30, 2020, and for certain other U.S. state and local income taxes generally for the fiscal years ended June 30, 2017 through June 30, 2020.

17. Loss per Share

The following is a reconciliation of the basic and diluted loss per share computations:

	Transition period ended	Six-Months Ended	Year-ended	Year-ended
	December 31, 2021	December 31, 2020	June 30, 2021	June 30, 2020
		(unaudited)
Net Loss	$14,427	$15,868	$26,583	$42,030
Weighted-average common shares—outstanding, basic	24,915	21,564	22,674	20,291
Weighted-average common shares—outstanding, diluted	24,915	21,564	22,674	20,291
Net loss per common share, basic	$0.58	$0.74	$1.17	$2.07
Net loss per common share, diluted	$0.58	$0.74	$1.17	$2.07

The Company’s basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the relevant period. For the purposes of the calculation of diluted net loss per share options to purchase common stock, restricted stock units and unvested shares of common stock issued upon the early exercise of stock options have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as the basic net loss per share for those periods.

18. Retirement Plans

The Company offers a 401(k)-retirement savings plan (the “401(k) Plan”) for its employees, including its executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code of 1986, as amended, allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. The Company matches contributions to the 401(k) Plan based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. The Company will match up to 6% of an employee’s compensation that the employee contributes to his or her 401(k) Plan account. Total Company matching contributions to the 401(k) Plan were $966,000, $310,000, $733,000 and $713,000 in the transition period ended December 31, 2021, the six-months ended December 31, 2020 and the years ended June 30, 2021 and 2020.

Deferred compensation plans

The Company’s Deferred Compensation Plan (the "DCP"), which became effective on October 2021 allows for eligible management and highly compensated key employees to elect to defer a portion of their salary, bonus, commissions and RSU awards to later years. These deferrals are immediately vested and are subject to investment risk and a risk of forfeiture under certain circumstances.  The Company matches 4% to 6% (depending on level) of employee contributions. These matching employer contributions are vested over a two-year period with 25% vesting on year one and 75% vesting on year two. Employer contributions to the DCP for the transition period ended December 31, 2021 was $16,000.  The Company’s deferred compensation plan liability was $262,000 as of transition period ended December 31, 2021 and is included in other long-term liabilities.

The Company established a COLI to fund the DCP.  The COLI is subject to creditor claims in the event of insolvency, but the assets held in the COLI are not available for general corporate purposes. Amounts in the COLI are invested in a number of funds. The securities are carried at the cash surrender value and are included in other long-term assets on the Consolidated Balance Sheets. We record investment gains and losses in operating expenses on the Consolidated Statements of Operations, along with the offsetting amount related to the increase or decrease in deferred compensation liability.

The fair values of the Company’s deferred compensation plan assets and liability are included in the table below. For additional information on the fair value hierarchy and the inputs used to measure fair value, see Note 5, Fair Value Measurements.

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Corporate-owned life insurance policies (1)	-	304	-	304

(1) The corporate-owned life insurance contracts are recorded at cash surrender value, which is provided by a third party and reflects the net asset value of the underlying publicly traded mutual funds, and are categorized as Level 2.

19. Deed of Cross Guarantee

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

(together, the “Australian Subsidiaries”).

The Company and the Australian Subsidiaries were the only parties to the Deed at December 31, 2021 and comprise the “closed group” for the purposes of the Deed (and also the “extended closed group”). No parties were added to or removed from the Deed, or subject to a notice of disposal, during or since the financial year ended December 31, 2021. Since December 31, 2021, there has been no change in ownership of any of the Australian Subsidiaries.

By entering into the Deed, the Company and the Australian Subsidiaries have guaranteed the debts of each other.

Relief under ASIC Corporations (Wholly-owned Companies) Instrument 2016/785

By entering into the Deed, the Australian Subsidiaries have been relieved from the requirement to prepare a financial report and directors’ report for the financial year ended December 31, 2021 (being the transition period) under ASIC Corporations (Wholly-owned Companies) Instrument 2016/785.

Consolidated financial information of parties to the Deed

The financial statements below are additional disclosure items specifically required by the Australian Securities and Investments Commission and represent the consolidated financial statements of the entities that are party to the Deed only (being the ‘closed group’ and also the ‘extended closed group’ under the Deed).

Transition period ended
(in thousands)	December 31, 2021
Revenues	$242
Cost of sales	(129)
Gross profit	113
Operating Expenses:
Sales and marketing expenses	(107)
General and administrative expenses	81
Product development expense	(12)
Total operating expenses	(38)
Other Income	-
Net loss	$75

As of December 31,
(in thousands)	2021
ASSETS
Cash	$154
Accounts receivable, net	35
Prepaids and other current assets	2,617
Inventory	4
Total assets	2,810
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	10
Accrued wages and fringe benefits	93
Other current liabilities	2,699
Total liabilities	2,802
Contributed equity	232,747
Reserves	31,541
Accumulated deficit	(264,280)
Total stockholders' equity (deficit)	8
Total liabilities and stockholders' equity (deficit)	$2,810

20. Subsequent Events

The Company has considered all events occurring subsequent to December 31, 2021 and has concluded that all significant events have been disclosed in the financial statements and accompanying notes.