Form 10-Q
period 2022-03-31
AVITA Medical, Inc.
filed 2022-05-12
CIK 1762303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares of the registrant’s $0.0001 par value common stock outstanding as of May 1, 2022 was 24,955,581

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future revenues; solvency; future industry market conditions; future changes in our capacity and operations; future operating and overhead costs; intellectual property; regulatory and related approvals; the conduct or outcome of pre-clinical or clinical (human) studies; operational and management restructuring activities (including implementation of methodologies and changes in the board of directors); future employment and contributions of personnel; effects on the global economy of the ongoing COVID-19 pandemic, including effects on the economy of existing and future variants on the original COVID-19 strain; tax and interest rates; productivity, business process, rationalization, investment, acquisition and acquisition integrations, consulting, operational, tax, financial and capital projects and initiatives; inflationary pressures on the U.S. and global economy; changes in the legal or regulatory environment; and future working capital, costs, revenues, business opportunities, cash flows, margins, earnings and growth. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for our management to predict all risk factors and uncertainties.

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

PART I – Financial Information

Item 1. FINANCIAL STATEMENTS

AVITA MEDICAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	As of
	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$23,535	$55,511
Marketable securities	59,835	29,649
Accounts receivable, net	3,481	3,118
BARDA receivables	682	308
Prepaids and other current assets	1,146	1,213
Restricted cash	201	201
Inventory	1,803	2,132
Total current assets	90,683	92,132
Marketable securities, long-term	11,684	19,692
Plant and equipment, net	1,171	1,262
Operating lease right-of-use assets	1,375	1,544
Intangible assets, net	416	443
Other long-term assets	1,162	942
Total assets	$106,491	$116,015
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities	2,397	2,708
Accrued wages and fringe benefits	2,914	5,363
Other current liabilities	1,186	1,075
Total current liabilities	6,497	9,146
Contract liabilities	882	952
Operating lease liabilities, long-term	726	918
Other long-term liabilities	571	375
Total liabilities	8,676	11,391
Contingencies (Note 12)
Shareholders' Equity:
Common stock, $0.0001 par value per share, 200,000,000 shares authorized, 24,955,581 and 24,925,743 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	3	3
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2022 and December 31, 2021	-	-
Additional paid-in capital	335,417	332,484
Accumulated other comprehensive income	7,781	8,060
Accumulated deficit	(245,386)	(235,923)
Total shareholders' equity	97,815	104,624
Total liabilities and shareholders' equity	$106,491	$116,015

The accompanying notes form part of the unaudited consolidated financial statements.

AVITA MEDICAL, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues	$7,539	$8,765
Cost of sales	(1,778)	(2,146)
Gross profit	5,761	6,619
BARDA income	734	570
Operating expenses:
Sales and marketing expenses	(4,828)	(3,649)
General and administrative expenses	(7,534)	(5,422)
Research and development expenses	(3,620)	(4,109)
Total operating expenses	(15,982)	(13,180)
Operating loss	(9,487)	(5,991)
Interest expense	-	(3)
Other income	28	7
Loss before income taxes	(9,459)	(5,987)
Income tax expense	(4)	(10)
Net loss	$(9,463)	$(5,997)
Net loss per common share:
Basic	$(0.38)	$(0.26)
Diluted	$(0.38)	$(0.26)
Weighted-average common shares:
Basic	24,937,999	22,734,335
Diluted	24,937,999	22,734,335

The accompanying notes form part of the unaudited consolidated financial statements.

AVITA MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(9,463)	$(5,997)
Change in foreign currency translation gain/(loss)	18	(18)
Change in net unrealized loss on marketable securities, net of tax	(297)	-
Comprehensive loss	$(9,742)	$(6,015)

The accompanying notes form part of the unaudited consolidated financial statements.

AVITA MEDICAL, INC.

Consolidated Statements of Shareholders’ Equity

(In thousands, except shares)

(Unaudited)

	Three Months Ended March 31, 2022
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2021	24,925,743	$3	$332,484	$8,060	$(235,923)	$104,624
Net loss	-	-	-	-	(9,463)	(9,463)
Share-based compensation	-	-	2,932	-	-	2,932
Exercise of stock options	125	-	1	-	-	1
Vesting of restricted stock units	29,713	-	-	-	-	-
Other comprehensive loss	-	-	-	(279)	-	(279)
Balance at March 31, 2022	24,955,581	$3	$335,417	$7,781	$(245,386)	$97,815

	Three Months Ended March 31, 2021
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2020	21,625,058	$3	$262,086	$8,289	$(210,781)	$59,597
Net loss	-	-	-	-	(5,997)	(5,997)
Issuance of common stock under direct placement	3,214,250		69,106			69,106
Issuance costs associated with direct placement			(5,109)			(5,109)
Share-based compensation	-	-	1,333	-	-	1,333
Exercise of stock options	3,575	-	31	-	-	31
Translation gain	-	-	-	(18)	-	(18)
Balance at March 31, 2021	24,842,883	$3	$327,447	$8,271	$(216,778)	$118,943

The accompanying notes form part of the unaudited consolidated financial statements.

AVITA Medical, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash flow from operating activities:
Net loss	$(9,463)	$(5,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	163	167
Share-based compensation	2,932	1,333
Non-cash lease expense	169	156
Remeasurement and foreign currency transaction loss	37	8
Excess and obsolete inventory related charges	97	243
BARDA deferred costs	12	198
Contract cost amortization	85	50
Provision (benefit) for doubtful accounts	1	(1)
Amortization of premium of marketable securities	50	-
Changes in operating assets and liabilities:
Trade and other receivables	(362)	(289)
BARDA receivables	(373)	(2,810)
Prepaids and other current assets	67	(544)
Inventory	232	251
Operating lease liability	(173)	(161)
Other long-term assets	(305)	(528)
Accounts payable and accrued expenses	(294)	827
Accrued wages and fringe benefits	(2,450)	(1,833)
Other current liabilities	15	(14)
Contract liabilities	(70)	403
Other long-term liabilities	260	-
Net cash used in operations	(9,370)	(8,541)
Cash flows from investing activities:
Purchase of marketable securities	(25,525)	-
Maturity of marketable securities	3,000	-
Cash paid for property and equipment	(64)	(326)
Cash paid for patent filing fees	(12)	(36)
Net cash used in investing activities	(22,601)	(362)
Cash flow from financing activities:
Proceeds from direct placement of common stock	-	69,106
Issuance cost associated with direct placement	-	(5,109)
Proceeds from exercise of stock options	1	31
Net cash provided by financing activities	1	64,028
Effect of foreign exchange rate on cash and restricted cash	(6)	(11)
Net decrease in cash and cash equivalents and restricted cash	(31,976)	55,114
Cash and cash equivalents and restricted cash beginning of the period	55,712	59,966
Cash and cash equivalents and restricted cash end of the period	$23,736	$115,080
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$3
Plant and equipment purchases not yet paid	$8	$27

The accompanying notes form part of the unaudited consolidated financial statements.

AVITA MEDICAL, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. The Company

Nature of the Business

The AVITA group of companies (comprising AVITA Medical, Inc. (“AVITA” or the “Company”) and its subsidiaries, including AVITA Medical Pty Limited, previously known as AVITA Medical Limited, (“AVITA Medical”)) (collectively, “AVITA Group” or “we”, “us”, or “our”) is a commercial-stage regenerative medicine company focused on the treatment of burns, trauma and other acute injuries, together with skin defects like vitiligo. The Company’s lead product is the RECELL® System, a device that enables healthcare professionals to produce a suspension of Spray-On Skin™ Cells using a small sample of the patient’s own skin. In September 2018, the United States Food & Drug Administration (“FDA”) granted premarket approval (“PMA”) to the RECELL System for use in the treatment of acute thermal burns in patients eighteen years and older. Following receipt of our original PMA, we commenced commercializing the RECELL System in January 2019 in the United States. In June 2021 the FDA approved an expanded indication to include treatment of pediatric acute full-thickness thermal burns. In February 2022, the FDA approved a PMA supplement for the RECELL® Autologous Cell Harvesting Device with enhanced ease-of-use, aimed at providing clinicians a more efficient user experience and simplified workflow. In addition, the FDA has granted the Company Investigational Device Exemptions (“IDEs”) which have enabled the Company to initiate pivotal clinical trials to further expand the approval of the RECELL System for soft tissue reconstruction and vitiligo. Enrollment of those clinical trials is complete and, if successful, those studies would enable the Company to seek FDA approval to market the RECELL System in the United States in those indications.

In February 2019 we entered into a collaboration with COSMOTEC, an M3 Group company, to market and distribute the RECELL System in Japan. We worked with COSMOTEC to advance our application for approval of the RECELL System in Japan pursuant to Japan’s Pharmaceuticals and Medical Devices Act (“PMDA”).  In February 2022, COSMOTEC’s application for regulatory approval was approved by the PMDA initially with labelling for burns only.  COSMOTEC plans to commercially launch RECELL in Japan following Japan’s Ministry of Health, Labour, and Welfare approval of reimbursement pricing.   Once soft tissue and vitiligo data are available from the Company’s related U.S. clinical trials, COSMOTEC plans to submit a further application for soft tissue and vitiligo indications.

In March 2020, the World Health Organization declared the outbreak of a novel strain of the coronavirus (“COVID-19”) a pandemic. We continue to closely monitor the recent developments surrounding the continued spread and potential resurgence of COVID-19 due to existing and future variants. As a result of the pandemic, our customers (primarily hospitals) are experiencing disruptions with respect to a shortage in operating room personnel.  Although the number of U.S. hospitalizations due to COVID-19 has decreased in the last several months and many government imposed restrictions have been lifted, we continue to be unable to predict the full impact that the ongoing COVID-19 pandemic will have on our future results of operations, liquidity and financial condition due to numerous uncertainties, including the duration of the pandemic, the actions that may be taken in the future by government authorities across the United States in response to new variants. The Company has assessed the potential impact of COVID-19 on certain accounting matters including, but not limited to, the allowance for doubtful accounts, inventory reserves and return reserves, and impairment considerations for long-lived assets, marketable securities and intangibles, as of March 31, 2022 and through the date of this report.  With respect to future operating results, it is not possible at this time to predict, with any degree of precision, the effects of COVID-19. Consequently, actual results for accounting estimates and assumptions, particularly those relating to the recoverability of certain intangible assets and estimates of expected credit losses on accounts receivable could differ from these estimates. However, we do not currently believe that COVID-19 will result in any significant changes in costs going forward. We will continue to monitor the performance of our business and reassess the impacts of COVID-19 and its variants.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Transition Report on Form 10-KT for the transition period ended December 31, 2021 filed with the SEC on February 28, 2022 (United States) and the ASX on March 01, 2022 (Australia) (the “Transition Report”).

There have been no changes to the Company’s significant accounting policies as described in the Transition Report on Form 10-KT that have had a material impact on the Company’s consolidated financial statements. See the summary of the Company’s significant accounting policies set forth in the notes to its consolidated financial statements included in the Transition Report.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated on consolidation.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts (including doubtful accounts, carrying value of long-lived asset, the useful lives of long-lived assets, accounting for marketable securities, income taxes, stock-based compensation, and the stand-alone selling price for the BARDA contract) and related disclosures. Estimates have been prepared on the basis of the current and available information. However, actual results could differ from estimated amounts.

Foreign Currency Translation and Foreign Currency Transactions

The financial position and results of operations of the Company’s operating non-U.S. subsidiaries are generally determined using the respective local currency as the functional currency of that subsidiary. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive gain (loss) in shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in general and administrative expenses and were a loss of $22,000 and gain of $8,000 for the three months ended March 31, 2022 and 2021, respectively.

The Company’s non-operating subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period and nonmonetary assets and liabilities at historical rates. Gains and losses resulting from these remeasurements and foreign currency transactions are included in general and administrative expenses.  During the three months ended March 31, 2022 and 2021, the Company recorded losses of $15,000 and $16,000, respectively.

Comprehensive Income (Loss)

The components of comprehensive income (loss) consist of net income (loss), foreign currency translation adjustments from its subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses in investments available for sale. The Company did not have reclassifications from other comprehensive income (loss) to net loss during the quarter ended March 31, 2022.

Revenue Recognition

The Company recognizes revenue when its customers obtain control of promised goods or services, in an amount that reflects the consideration which the Company expects to be entitled in exchange for those goods or services.

To determine revenue recognition for arrangements that are within the scope of Accounting Standard Codification (“ASC”) Topic 606, Revenue Recognition, the Company performs the following five steps:

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

Cash and Cash Equivalents

Consists of cash held at deposit institutions and cash equivalents.  Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less from the date of purchase and consist primarily of money market funds. The Company holds cash at deposit institutions in the amount of $6.9 million and $4.4 million of which $760,000 and $203,000 is denominated in foreign currencies in foreign institutions as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, the Company held cash equivalents in the amount of $16.6 million and $51.1 million, respectively.

Restricted Cash

Pursuant to a contractual agreement to maintain the business credit card, the Company must maintain restricted cash deposits which amounted to approximately $201,000 and $201,000 as of March 31, 2022 and December 31, 2021, respectively.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, trade receivables, BARDA receivables and other receivables. As of March 31, 2022 and December 31, 2021, substantially all of the Company’s cash was deposited in accounts at financial institutions, and amounts may exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institutions in which its cash is held.

As of March 31, 2022 no single commercial customer accounted for more than 10% of total revenues or net accounts receivable.  BARDA revenue for emergency deployment accounted for approximately 1% and 47% of total revenues for the three months ended March 31, 2022 and 2021, respectively.  BARDA receivables for emergency preparedness services accounted for 1% and 3% of total BARDA receivables as of March 31, 2022 and December 31, 2021, respectively. See table below for breakdown of BARDA receivables (in thousands).

	As of March 31, 2022	As of December 31, 2021
BARDA procurement and emergency preparedness services	$8	$9
BARDA expense reimbursements	674	299
Total BARDA receivables	$682	$308

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

All marketable securities, which consist of corporate debt securities, U.S government agency obligations, U.S treasury and commercial paper are denominated in the U.S. dollars, have been classified as “available for sale”, and are carried at fair value. Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive income (loss) and reported as a separate component of stockholders equity until realized. Realized gains and losses on marketable securities are included in other income in the accompanying Consolidated Statements of Operations. The cost of any marketable securities sold is based on the specific identification method. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest on marketable securities is included in other income. In accordance with the Company’s investment policy, management invests to diversify credit risk and only invests in securities with high credit quality, including U.S. government securities, and the maximum final maturity from the date of purchase is thirty-seven months.

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

BARDA Income and Receivables

The AVITA Group was awarded a Biomedical Advance Research and Development Authority (“BARDA”) contract in September 2015. The contract with BARDA expires December 31, 2023. Under this arrangement BARDA supported the Company’s research and development for the Company’s product, including the U.S. clinical regulatory program targeted towards PMA, our compassionate use program, clinical and health economics research. Currently, the BARDA contract is supporting the Company’s clinical trial in soft-tissue reconstruction.

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

The Company has concluded that grants under the BARDA arrangement are not within the scope of ASC 606, as it does not meet the definition of a contract with a “customer.” The Company has further concluded that Subtopic 958-605, Not-for-Profit-Entities-Revenue Recognition also does not apply, as the Company is a business entity and the payments are with governmental agencies or units. With respect to the BARDA arrangement, we considered the guidance in IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, by analogy. BARDA income and related receivables are recognized when there is reasonable assurance that the amount will be received, and all attaching conditions have been complied with. When the payment relates to an expense item, the amount received is recognized as income over the period when the expense was incurred.

Leases

The Company has operating leases for corporate office space, manufacturing and warehouse facility.  The Company’s operating leases have remaining lease terms of one year to two years, some of which include options to renew the lease.  At contract inception, the Company determines whether the contract is a lease or contains a lease. A contract contains a lease if the Company is both able to identify an asset and can conclude it has the right to control the identified asset for a period of time. Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheet.

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
•

Expected term – the expected term of the Company’s stock options for tenure only vesting has been determined utilizing the “simplified” method as described in the SEC’s Staff Accounting Bulletin No. 107 relating to share-based compensation. The simplified method was chosen because the Company has limited historical option exercise experience due to its short operating history of awards granted, the first plan was established in 2016 and was primarily used for Executives awards.  Further, the Company does not have sufficient history of exercises in the U.S. market given the recent redomiciliation to the United States during 2020. The expected term of options with a performance condition was set to the contractual term of 10 years.

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

Deferred Compensation Plan and Investments in Corporate-Owned Life Insurance

The Company’s Deferred Compensation Plan (the "DCP"), which became effective on October 2021, allows highly compensated key employees to elect to defer a portion of their salary, bonus, commissions and RSU awards to later years. Management determined that the DCP shall be accounted for similar to a defined benefit plan under ASC 715, Compensation – Retirement Benefits, and should follow accounting treatment similar to a cash balance plan. Management determined that the employee portion and employer portion of the deferred compensation should be recognized as compensation expense with a corresponding credit to deferred compensation liability.  The matching contribution will be accrued over the vesting period of two-years with 25% vesting in the first year and 75% vesting in the second year.  Employees aged 55 or older immediately vest in employer matching contributions. The change in the liability between each reporting period is accounted for as compensation expense with a corresponding adjustment to deferred compensation liability.  Upon distribution, the Company will record the distribution as a decrease to compensation liability with corresponding credit to cash.  The Company funds the DCP through a Corporate-Owned Life Insurance (“COLI”).  Per the ASC 325-30-25-1A, Investments – Other, COLI is recorded as an asset in other long-term assets as it does not meet the definition of a plan asset under ASC 715.  The Company invests in COLI policies relating to its deferred compensation plan.  Investments in COLI policies are recorded at their cash surrender values as of each balance sheet date. Changes in the cash surrender value during the period are recorded as a gain or loss in the statement of operations in other income.

3. Accounting Standards Update

Recently Adopted Accounting Pronouncements

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance.” ASC 832 requires business entities to provide certain disclosures when they (1) have received government assistance and (2) use a grant or contribution accounting model by analogy to other accounting guidance. The guidance will require business entities to disclose the nature of the transactions, accounting policies used to account for the transactions, and state which line items on the balance sheet and income statement are affected by these transactions and the amount applicable to each financial statement line. Business entities will also have to disclose significant terms and conditions of transactions with a government such as the duration of the agreement, any commitments made by either side, provisions, and contingencies. The guidance in ASU 2021-10 is effective for all entities for fiscal years beginning after December 15, 2021. Entities may apply the provision either (1) prospectively to all transactions within the scope of ASC 832 that are reflected in the financial statements as of the adoption date and all new transactions entered into after the date of adoption or (2) retrospectively. The Company adopted this standard as of January 1, 2022. The adoption did not have a material impact on the Consolidated Financial Statements or disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, or ASU 2019-12, which includes amendments to simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740, Income Taxes, or ASC 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. The new guidance is effective for the Company for annual periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted. The Company adopted this standard as of January 1, 2022. The adoption did not have a material impact on the Consolidated Financial Statements.

Recent Accounting Pronouncements Not Yet Adopted

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

4. Marketable Securities

The following table summarizes the amortized cost and estimates fair values of debt securities available for sale:

	March 31, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
(in thousands)
Cash Equivalents:
Money market funds	$16,617	$-	$-	$16,617
Current marketable securities:
U.S Treasury securities	$27,246	$1	$(114)	$27,133
Commercial paper	21,331	-	-	21,331
Corporate debt securities	9,517	1	(43)	9,475
U.S Government Agency Obligations	1,906	-	(10)	1,896
Total current marketable securities	$60,000	$2	$(167)	$59,835
Long-term marketable securities:
U.S Treasury securities	$10,990	$-	$(234)	$10,756
Corporate debt securities	931	-	(3)	928
Total Long-term marketable securities	$11,921	$-	$(237)	$11,684

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
(in thousands)
Cash Equivalents:
Money market funds	$51,112	$-	$-	$51,112
Current marketable securities:
Commercial paper	$19,586	$-	$-	$19,586
Corporate debt securities	7,068	-	(7)	7,061
Asset-backed securities	3,002	-	-	3,002
Total current marketable securities	$29,656	$-	$(7)	$29,649
Long-term marketable securities:
U.S Treasury securities	$18,043	$-	$(89)	$17,954
Corporate debt securities	1,746	-	(8)	1,738
Total Long-term marketable securities	$19,789	$-	$(97)	$19,692

The maturities of debt securities available for sale are summarized in the following table using contractual maturities. Actual maturities may differ from contractual maturities due to obligations that are called or prepaid.

	As of March 31, 2022		As of December 31, 2021
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Due in one year or less	60,000	59,835	$29,656	$29,649
Due after one year through three years	11,921	11,684	$19,789	$19,692

Gross unrealized gains and losses on the Company’s marketable securities were an unrealized gain of $2,000 and an unrealized loss of $404,000 as of March 31, 2022 which resulted in a net unrealized loss of $402,000. During the three months ended March 31, 2022, the Company did not recognize credit losses.  Gross unrealized gains and losses on the Company’s marketable securities were an unrealized gain of $0 and an unrealized loss of $104,000 as of December 31, 2021 which resulted in a net unrealized loss of $104,000. During the transition period ended December 31, 2021, the Company did not recognize credit losses.  The Company has accrued interest income of $123,000 and $72,000 as of March 31, 2022 and December 31, 2021, respectively, recorded in Prepaids and Other Current Assets.

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

Level 3: Inputs are unobservable inputs for the asset or liability

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	As of March 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$16,617	$-	$-	$16,617
Total cash equivalents	16,617	-	-	16,617
Short-term marketable securities
U.S Treasury securities	-	27,133	-	27,133
Commercial paper	-	21,331	-	21,331
Corporate debt securities	-	9,475	-	9,475
U.S Government Agency Obligations	-	1,896	-	1,896
Total short-term marketable securities	-	59,835	-	59,835
Long-term investments
U.S Treasury securities	-	10,756	-	10,756
Corporate debt securities	-	928	-	928
Total long-term marketable securities	-	11,684	-	11,684
Total marketable securities and cash equivalents	$16,617	$71,519	$-	$88,136

	As of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$51,112	$-	$-	$51,112
Total cash equivalents	51,112	-	-	51,112
Short-term marketable securities
Commercial paper	-	19,586	-	19,586
Asset-backed securities	-	3,002	-	3,002
Corporate debt securities	-	7,061	-	7,061
Total short-term marketable securities	-	29,649	-	29,649
Long-term investments
U.S Treasury securities	-	17,954	-	17,954
Corporate debt securities	-	1,738	-	1,738
Total long-term marketable securities	-	19,692	-	19,692
Total marketable securities and cash equivalents	$51,112	$49,341	$-	$100,453

The Company’s Level 1 assets include money market instruments and are valued based upon observable market prices. Level 2 assets consist of commercial paper, U.S Government agency obligations, corporate debt securities and U.S Treasury securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. As of March 31, 2022 and December 31, 2021, the Company had no investments that were measured using unobservable (Level 3) inputs. There were no transfers between fair value measurement levels during the quarter ended March 31, 2022 or the transition period ended December 31, 2021.

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

The following table sets forth the Company’s operating lease expenses which are included in general and administrative expenses in the consolidated statements of operations (in thousands):

	Three months ended March 31,
	2022	2021
Operating lease cost	$194	$186
Variable lease cost	13	12
Total lease cost	$207	$198

Supplemental cash flow information related to operating leases for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	Three months ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$198	$191

Supplemental balance sheet information, as of March 31, 2022 and December 31, 2021 related to operating leases was as follows (in thousands):

	As of March 31, 2022	As of December 31, 2021
Reported as:
Operating lease right-of-use assets	$1,375	$1,544
Total right-of-use assets	$1,375	$1,544

Other current liabilities:
Operating lease liabilities, short-term	$738	$720
Operating lease liabilities, long term	726	918
Total operating lease liabilities	$1,464	$1,638
Operating lease weighted average remaining lease term (years)	2.07	2.30
Operating lease weighted average discount rate	6.54%	6.51%

As of March 31, 2022, maturities of the Company’s operating lease liabilities are as follows (in thousands):

Operating Leases
2022	$604
2023	649
2024	313
2025	-
Total lease payments	1,566
Less imputed interest	(102)
Total operating lease liabilities	$1,464

As of March 31, 2022, there were no leases entered into that had not yet commenced.

7. Inventory

The composition of inventory is as follows (in thousands):

	As of March 31, 2022	As of December 31, 2021
Raw materials	$1,256	$1,222
Work in process	439	176
Finished goods	108	734
Total inventory	$1,803	$2,132

The Company has reduced the carrying value of its inventories to reflect the lower of cost or net realizable value. Charges for estimated excess and obsolescence are recorded in cost of sales in the consolidated statement of operations and were $97,000 and $243,000, for each of the three months ended March 31, 2022 and March 31, 2021, respectively.

8. Intangible Assets

The composition of intangible assets, net is as follows (in thousands):

		As of March 31, 2022			As of December 31, 2021
	Weighted Average Life	Gross Amount	Accumulated Amortization	Net Carry Amount	Gross Amount	Accumulated Amortization	Net Carry Amount
Patent 1	2	$211	$(210)	$1	$209	$(182)	$27
Patent 2	11	128	(19)	109	123	(18)	105
Patent 3	14	192	(28)	164	192	(25)	167
Patent 5	20	46	(4)	42	46	(3)	43
Patent 6	20	39	(3)	36	39	(2)	37
Patent 7	13	2	-	2	2	-	2
Patent 8	20	3	-	3	3	-	3
Patent 10	19	3	-	3	3	-	3
Patent 11	19	6	-	6	6	-	6
Trademarks	Indefinite	50	-	50	50	-	50
Total intangible assets		$680	$(264)	$416	$673	$(230)	$443

 During the three months ended March 31, 2022 and 2021, the Company did not identify any events or changes in circumstances that indicated that the carrying value of its intangibles may not be recoverable. As such, there was no impairment of intangibles assets recognized for the three months ended March 31, 2022 and 2021. Amortization expense of intangibles included in the consolidated statements of operations was $34,000 and $30,000 for the three months ended March 31, 2022 and 2021, respectively.

The Company expects the future amortization of amortizable intangible assets held at March 31, 2022 to be (in thousands)

Estimated Amortization Expense
2023	30
2024	30
2025	30
2026	30
2027	30
Thereafter	216
Total	$366

9. Plant and Equipment

The composition of property, plant and equipment, net is as follows (in thousands):

	Useful Lives	As of March 31, 2022	As of December 31, 2021
Computer equipment	3 years	$750	$740
Computer software	3 years	811	811
Construction in progress		-	29
Furniture and fixtures	7 years	440	440
Laboratory equipment	5 years	623	566
Leasehold improvements	Lesser of life or lease term	242	242
RECELL Moulds	5 years	129	129
Less: accumulated amortization and depreciation		(1,824)	(1,695)
Total plant and equipment, net		$1,171	$1,262

Depreciation expense related to plant and equipment for the three months ended March 31, 2022 and 2021 was $129,000 and $137,000, respectively.

10. Prepaids and Other Current Assets and Other long-term assets

Prepaids and other current assets consisted of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Prepaid expenses	$994	$1,124
Lease deposits	2	2
Accrued investment income	123	72
Other receivables	27	15
Total prepaids and other current assets	$1,146	$1,213

Prepaid expenses primarily consist of prepaid benefits and insurance.

Other long-term assets consisted of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
BARDA contract costs	$441	$504
Corporate-owned life insurance policies	586	304
Long-term lease deposits	124	124
Long-term prepaids	11	10
Total other long-term assets	$1,162	$942

11. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. Long-lived assets are primarily located in the United States as of March 31, 2022 and 2021 with an insignificant amount located in Australia and the United Kingdom.

  Revenue by region for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three months ended March 31,
	2022	2021
Revenue:
United States	$7,398	$8,725
Foreign:
Australia	87	25
United Kingdom	54	15
Total	$7,539	$8,765

Revenue and Cost of sales by Customer type for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three months ended March 31,
	2022	2021
Revenue:
Commercial sales	$7,446	$4,622
BARDA:
Product sales	-	4,085
Services for emergency preparedness	93	58
Total	$7,539	$8,765

	Three months ended March 31,
	2022	2021
Cost of sales
Commercial cost	$1,705	$966
BARDA:
Product cost	(12)	1,130
Emergency preparedness service cost	85	50
Total	$1,778	$2,146

12. Contingencies

The Company is subject to certain contingencies arising in the ordinary course of business. The Company records accruals for these contingencies to the extent that a loss is both probable and reasonably estimable. If some amount within a range of loss appears to be a better estimate than any other amount within the range, that amount is accrued. Alternatively, when no amount within a range of loss appears to be a better estimate than any other amount, the lowest amount in the range is accrued. The Company expenses legal costs associated with loss contingencies as incurred. As of March 31, 2022 and December 31, 2021, the Company did not have any outstanding or threatened litigation that would have a material impact to the financial statements.

13. Common and Preferred Stock

The Company’s CHESS Depositary Interests ("CDIs") are quoted on the ASX under the ticker code, “AVH”. The Company’s shares of common stock are quoted on NASDAQ under the ticker code, “RCEL”.  One share of common stock on NASDAQ is equivalent to five CDIs on the ASX.

As a result of the ‘implicit consolidation’ that occurred under the AVITA group's redomiciliation from Australia to the United States of America, the number of shares of common stock on issue in the Company (as set out in the consolidated financial statements) is less than the number of ordinary shares in AVITA Medical (the prior parent company of the AVITA group) that was previously set out in the consolidated financial statements of AVITA Medical. All common share amounts included in the consolidated financial statements have been retroactively reduced by a factor of one hundred and all per share amounts have been increased by a factor or one hundred, with the exception of the Company’s common stock par value.

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. As of March 31, 2022, and December 31, 2021, 24,955,581 and 24,925,743 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

14. Revenues

Revenues

The Company’s revenue consists of sale of the RECELL System to hospitals or other treatment centers and to BARDA (collectively “customers”), predominately in the United States. In addition, the Company records service revenue for the emergency preparedness services provided to BARDA.

Performance Obligations

For commercial contracts, we identified the hospital or treatment center as the customer in Step 1 of the 5-step model of ASC 606 and have determined a contract exists with those customers. As these contracts typically have a single performance obligation (i.e. product delivery), no allocation of the transaction price is required in Step 4 of the model. Control of the product is transferred to the customer at a point in time, at the point in time at which the goods are either shipped or delivered to our customers’ facilities, depending on the terms of the contract. The transaction price is stated within the contract and is therefore fixed consideration. The transaction price does not include the sales tax that are imposed by governmental authorities.

For the contract with BARDA, the Company identified two performance obligations (i) the procurement of 5,614 RECELL units; and (ii) emergency preparedness services. The Company’s performance obligations are either satisfied at a point in time or over time as services are provided. The product procurement performance obligation is satisfied at a point in time, upon transfer of control of the product. RECELL units that have been delivered to BARDA have a product replacement obligation at no cost to BARDA due to product’s limited shelf-life. The estimated cost of the expired inventory over the term of the contract is recognized on a per unit basis at the time of delivery.  The liability is released upon replacement of the product along with a corresponding reduction to inventory. The Company has estimated deferred cost of approximately $52,000 and $64,000 as of March 31, 2022 and December 31, 2021, respectively, for the rotation cost of the product.  Such amounts are recorded in other current liabilities and other long-term liabilities as of March 31, 2022 and December 31, 2021, respectively. The emergency preparedness services performance obligation is satisfied over time.  Revenue for the emergency deployment will be recognized on a straight-line basis during the term of the contract as services are consumed over time. Services recognized for the three months ended March 31, 2022 and 2021 were $93,000 and $58,000, respectively, and are included in sales within the consolidated statement of operations.  Contract costs to fulfil the performance obligation are incremental and expected to be recovered are capitalized and amortized on a straight-line basis over the term of the contract. As of March 31, 2022 and December 31, 2021 contract costs of $441,000 and $504,000 are included in other long-term assets, respectively.

Remaining Performance Obligations

Revenues from remaining performance obligations are calculated as the dollar value of the remaining performance obligations on executed contracts. The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) pursuant to the Company’s existing customer agreements is $882,000 and $952,000 as of March 31, 2022 and December 31, 2021, respectively.  Approximately $447,000 for March 31, 2022 and $517,000 for December 31, 2021 of the total balance relates to our July 2020 contract with BARDA for the purchase, delivery and storage of RECELL Systems for emergency response preparedness for a period of three years. The Company expects to recognize this amount as services are provided to BARDA. For the remaining balance of $435,000 as of March 31, 2022 and December 31, 2021, the Company expects to recognize revenue on a straight-line basis over the term of the contract upon generation of sales for with Cosmotec. For the contract with BARDA, we recognized $93,000 and $58,000 of service revenue related to the emergency readiness performance obligation during the three months ended March 31, 2022 and 2021. We are contracted to manage this inventory of product until the federal government requests shipment or at contract termination on December 31, 2023.

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

Contract Assets and Contract Liabilities

Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance for which the Company does not have the right to payment. As of the period ended March 31, 2022 and December 31, 2021, the Company does not have any contract assets.

Contract liabilities are recorded when the Company receives payment prior to satisfying its obligation to transfer goods to a customer. The Company had $882,000 and $952,000 of contract liabilities as of March 31, 2022 and December 31, 2021, respectively. The balance relate to the unsatisfied performance obligation for emergency preparedness under the BARDA contract and Cosmotec.  Performance obligation will be satisfied, and revenue will be recognized over time over the term of the contract.  For the three months ended March 31, 2022 and 2021, the Company recognized $93,000 and $58,000 of revenue from amounts included in the beginning balance of contract liabilities.

Cost to Obtain and Fulfill a Contract

Commercial contract fulfillment costs include commissions and shipping expenses. The Company has opted to immediately expense the incremental cost of obtaining a contract when the underlying related asset would have been amortized over one year or less. The Company generally does not incur costs to obtain new contracts.

BARDA Contract Costs

Cost to fulfill the BARDA emergency preparedness performance obligation, which primarily consist of billed costs to BARDA incurred in connection with the emergency deployment services, are incremental and expected to be recovered.  Costs are capitalized and amortized on a straight-line basis over the term of the contract. As of March 31, 2022 and December 31, 2021, the Company had $441,000 and $504,000 of contracts costs included in other long-term assets.  Amortization expense related to deferred contract costs were $85,000 and $50,000, during the three months ended March 31, 2022 and 2021, respectively, and are classified as cost of sales on the accompanying consolidated Statements of Operations. There was no impairment loss in relation to deferred contract costs during the three months ended March 31, 2022 and 2021.

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

Share-Based Payment Expenses

Share-based payment transactions are recognized as compensation expense based on the fair value of the instrument on the date of grant.  The Company uses the graded-vesting method to recognize compensation expense.  Compensation cost is reduced for forfeitures as they occur in accordance with ASU 2016-09, Simplifying the Accounting for Share-Based Payments ("ASU 2016-09"). During the three months ended March 31, 2022 and 2021, the Company recorded share-based compensation expense of $2.9 million, and $1.3 million, respectively. No income tax benefit was recognized in the consolidated statement of operations for share-based payment arrangements for the three months ended March 31, 2022 and 2021.

The Company has included share-based compensation expense as part of operating expenses in the accompanying consolidated statements of operations as follows (in thousands):

	Three-months ended March 31,
	2022	2021
Sales and marketing expenses	$329	$238
General and administrative expenses	2,327	930
Research and development expenses	276	165
Total	$2,932	$1,333

A summary of share option activity as of March 31, 2022 and changes during the period ended is presented below:

	Service Only Share Options	Performance Based Share Options	Market Awards	Total Share Options
Outstanding shares at December 31, 2021	1,129,126	599,994	27,600	1,756,720
Granted	21,900	-	-	21,900
Exercised	(125)	-	-	(125)
Expired	(2,275)	-	-	(2,275)
Forfeited	(5,050)	-	-	(5,050)
Outstanding shares at March 31, 2022	1,143,576	599,994	27,600	1,771,170
Exercisable at March 31, 2022	592,085	319,219	-	911,304

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

A summary of the status of the Company’s unvested RSUs as of March 31, 2022, and changes that occurred during the year is presented below:

	Service Condition RSU	Performance Condition RSU	Market Condition	Total RSU's
Unvested RSUs outstanding at December 31, 2021	114,757	135,093	47,640	297,490
Vested	-	(29,713)	-	(29,713)
Unvested RSUs outstanding at March 31, 2022	114,757	105,380	47,640	267,777

2019 CEO RSUs

On November 2019, the equivalent of 395,542 RSUs were issued to the CEO with the following vesting terms:

a)	Tenure – the equivalent of 142,521 RSUs with a vesting period of three-years commencing on June 1, 2020. As of March 31, 2022 a total of 47,507 RSUs are outstanding from this award.
b)	Milestone performance – 253,021 of the RSUs will vest upon satisfaction of various performance conditions. As of March 31, 2022 all milestones have been achieved and have been released.

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
o

9,410 awards (5,960 RSUs and 3,450 options) - Achieve Centers for Medicare and Medicaid Services reimbursement for out-patient transitional pass-through payment code (TPT) by June 30, 2022 – 9,410 awards Performance condition was met during the quarter ended March 31, 2022 resulting in the 5,960 shares of common stock being issued in respect of the RSUs and the 3,450 options vesting (although they have not been exercised by the CEO as at the date of this Form 10-Q).

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
o

37,620 (23,820 RSUs and 13,800 options) - Achieve a doubling based on a 10-day volume-weighted average price (“VWAP”) of the Company’s share price as of the date of the 2021 Annual Meeting (being December 14, 2021) by June 30, 2023.  The target share price is $25.74.

o

37,620 (23,820 RSUs and 13,800 options) - Achieve a market capitalization of the Company of greater than or equal to US$1.25 billion (as compared to market capitalization of ~US$435M as of October 14, 2021) and maintain that market capitalization for at least 30 consecutive calendar days on or before December 31, 2024.

In order for any options or RSUs issued to the CEO to vest, both the service condition and the relevant performance or market condition (as set out in the relevant agreement between the Company and the CEO) must be satisfied. The market awards will partially vest upon satisfaction of the market condition, and the other portions will vest on the anniversary of the vesting condition or December 22 of the relevant year.  The VWAP condition has a minimum of three potential tranches and the market capitalization award has a minimum of two potential tranches.  For market-based awards, share-based compensation expense will be recognized over the longer of the expected achievement period for the relevant market condition and the service condition. The market condition period and the valuation of each tranche were determined using a Monte Carlo simulation. In the event the market condition is met prior to the expected achievement period, any then-unrecognized compensation expense associated with the options or RSUs that have vested with respect to both the market condition and the service condition will be recognized immediately in the Company’s consolidated statements of operations.

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

16. Income Taxes

At December 31, 2021, the Company and its subsidiaries had net operating loss carryforwards for federal, state, United Kingdom, and Australian income tax purposes of $122.0 million, $79.7 million, $31.9 million and $38.2 million respectively. The net operating loss carryforwards may be subject to limitation regarding their utilization against taxable income in future periods due to “change of ownership” provisions of the Internal Revenue Code and similar state and foreign provisions. Of these carryforwards, $21.7 million will expire, if not utilized, between 2026 through 2038. The state carryforwards begin to expire between 2026 through 2041. The remaining carryforwards have no expiration. The Company is forecasting current year losses and has full valuation allowances against its deferred tax assets. Tax expense for the three months ended March 31, 2022 and 2021 of $4,000 and $10,000, respectively, is related to state minimum taxes.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements related to a particular tax position are measured based on the largest benefit that has a greater than a 50% likelihood of being realized upon settlement. The amount of unrecognized tax benefits is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination.

The Company has not identified any uncertain tax positions as of March 31, 2022 or December 31, 2021.

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

17. Net Loss per Share

The following is a reconciliation of the basic and diluted loss per share computations:

	Three months ended March 31,
	(in thousands, except per share data)
	2022	2021
Net Loss	$(9,463)	$(5,997)
Weighted-average common shares – outstanding, basic	24,938	22,734
Weighted-average common shares – outstanding, diluted	24,938	22,734
Net loss per common share, basic	$(0.38)	$(0.26)
Net loss per common share, diluted	$(0.38)	$(0.26)

The Company’s basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the relevant period. For the purposes of the calculation of diluted net loss per share, options to purchase common stock, restricted stock units and unvested shares of common stock issued upon the early exercise of stock options have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. Because the Company has reported a net loss for the three months ended March 31, 2022 and 2021, diluted net loss per common share is the same as the basic net loss per share for those periods.

18. Retirement Plans

The Company offers a 401(k)-retirement savings plan (the “401(k) Plan”) for its employees, including its executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code of 1986, as amended, allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. The Company matches contributions to the 401(k) Plan based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. The Company will match up to 6% of an employee’s compensation that the employee contributes to his or her 401(k) Plan account. Total Company matching contributions to the 401(k) Plan were $233,000 and $221,000 in the three months ended March 31, 2022 and 2021, respectively.

Deferred compensation plans

The Company’s Deferred Compensation Plan (the "DCP"), which became effective on October 2021 allows for eligible management and highly compensated key employees to elect to defer a portion of their salary, bonus, commissions and RSU awards to later years. These deferrals are immediately vested and are subject to investment risk and a risk of forfeiture under certain circumstances. The Company matches 4% to 6% (depending on level) of employee contributions. These matching employer contributions are vested over a two-year period with 25% vesting on year one and 75% vesting on year two for employees under 55 years old. For employees over 55 years old employer contributions are immediately vested. Employer contributions to the DCP were $84,000 and $0 for the three months ended March 31, 2022 and 2021. The Company’s deferred compensation plan liability was $571,000 and $262,000 as of March 31, 2022 and December 31, 2021, respectively, and is included in other long-term liabilities.

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

	Fair Value as of March 31, 2022				Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Corporate-owned life insurance policies (1)	-	586	-	586	-	304	-	304

(1) The corporate-owned life insurance contracts are recorded at cash surrender value, which is provided by a third party and reflects the net asset value of the underlying publicly traded mutual funds and are categorized as Level 2.

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

Overview

The AVITA group of companies (comprising AVITA Medical, Inc. (“AVITA” or the “Company”) and its subsidiaries, including AVITA Medical Pty Limited, previously known as AVITA Medical Limited, (“AVITA Medical”)) (collectively, “AVITA Group” or “we”, “us”, or “our”) is a commercial-stage regenerative medicine company focused on the treatment of burns, trauma and other acute injuries, together with skin defects like vitiligo. The Company’s lead product is the RECELL® System, a device that enables healthcare professionals to produce a suspension of Spray-On Skin™ Cells using a small sample of the patient’s own skin. In September 2018, the United States Food & Drug Administration (“FDA”) granted premarket approval (“PMA”) to the RECELL System for use in the treatment of acute thermal burns in patients eighteen years and older. Following receipt of our original PMA, we commenced commercializing the RECELL System in January 2019 in the United States. In June 2021 the FDA approved an expanded indication to include treatment of pediatric acute full-thickness thermal burns. In February 2022, the FDA approved a PMA supplement for the RECELL® Autologous Cell Harvesting Device with enhanced ease-of-use, aimed at providing clinicians a more efficient user experience and simplified workflow. In addition, the FDA has granted the Company Investigational Device Exemptions (“IDEs”) which have enabled the Company to initiate pivotal clinical trials to further expand the approval of the RECELL System for soft tissue reconstruction and vitiligo. Enrollment of those clinical trials is complete and, if successful, those studies would enable the Company to seek FDA approval to market the RECELL System in the United States in those indications.

The RECELL System is used to prepare Spray-On Skin Cells using a small amount of a patient’s own skin, providing a new way to treat severe burns, and simultaneously significantly reducing the amount of donor skin required. The RECELL System is designed to be used at the point of care as a standalone product, or in combination with “skin grafts”, known as split-thickness skin autografts, depending on the depth of the burn injury. The pivotal studies leading to the RECELL System’s FDA premarket approval (“PMA”) for the treatment of acute thermal burns, demonstrated that the RECELL System treated burns using 97.5 percent less donor skin when used alone in second-degree burns, and 32 percent less donor skin when used with autograft for third-degree burns compared to standard of care autografting. In these studies, a statistically significant reduction in donor skin required to treat burn patients with the RECELL System was realized without any associated compromise to healing or safety outcomes. Donor site outcomes from the clinical trial for second-degree burns also revealed a statistically significant reduction in patient-reported pain, increased patient satisfaction and improved scar outcomes.

Our compelling data from prospective, randomized, controlled clinical trials conducted at major United States burn centers, health economics modeling, and real-world use globally demonstrate that the RECELL System is a significant advancement over the current standard of care for burn patients and offers benefits in clinical outcomes and cost savings.

The RECELL System is Therapeutic Goods Administration (“TGA”) registered in Australia cleared for use in the treatment of burns, acute wounds, scars and vitiligo. In Europe, the RECELL System received CE-mark approval for the treatment of burns, chronic wounds, scars and vitiligo. In February 2019, our marketing partner COSMOTEC filed a Japan’s Pharmaceuticals and Medical Devices Act (“PMDA”) application for approval to market the RECELL System in Japan for the treatment of burns and other wounds. In February 2022, COSMOTEC’s application for regulatory approval was approved by the PMDA with labelling for treatment of burns. Presently, we are not actively marketing the RECELL System internationally and therefore do not derive meaningful revenue from the RECELL System in these markets.

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

Corporate History

AVITA Medical, the former parent company of the AVITA Group, began as a laboratory spin-off in the Australian State of Western Australia.  Clinical Cell Culture (C3) (being the prior name of AVITA Medical) was formed under the laws of the Commonwealth of Australia in December 1992 and has operated as AVITA Medical since 2008. AVITA Medical’s ordinary shares originally began trading in Australia on the Australian Securities Exchange (“ASX”) on August 9, 1993. AVITA Medical’s American Depositary Shares (“ADSs”) traded over the counter on the OTCQX under the ticker symbol “AVMXY” from May 14, 2012 through September 30, 2019 and its ADSs began trading on the NASDAQ on October 1, 2019, under the ticker symbol “RCEL”.

The Company’s CDI’s are quoted on the ASX under AVITA Medical’s former ASX ticker code, “AVH”. The Company’s shares of common stock are quoted on NASDAQ under AVITA Medical’s former NASDAQ ticker code, “RCEL”. One share of common stock on NASDAQ is equivalent to five CDIs on the ASX.

COVID-19 Business Update and Risks Associated with COVID-19

Beginning in the first quarter of 2020, the ongoing coronavirus (“COVID-19”) pandemic has created significant disruptions to the global economies and financial markets.  In the United States, State and Local Governmental authorities have responded by issuing orders, of varying degrees, requiring quarantines, restrictions on travel, mandatory closures of certain non-essential businesses, as well as providing recommendations to minimize social gatherings or interactions. Due to such orders, the COVID-19 pandemic began impacting our operations and financial results.  For example, on March 19, 2020, the Executive Department of the State of California issued Executive Order N-33-20, ordering all individuals in the State of California to stay at home or at their place of residence except as needed to maintain continuity of operations of federal critical infrastructure sectors. Our primary operations are located in Valencia and Ventura, California. In response to the pandemic, we took certain business measures which included institution of various workplace protections to ensure the safety of our employees (e.g., wearing of masks, wiping down high touch areas, etc.), and the limiting of vendors and visitors to our facilities. Essential staff in manufacturing and limited support functions have continued to work from our locations following appropriate hygiene and social distancing protocols. To reduce the risk to our employees and their families from potential exposure to COVID-19, we limited activities at our corporate headquarters, encouraged our employees to work from home, encouraged virtual meetings, restricted non-essential business travel, made physical modifications and enhancements to our facilities to effect social distancing, and provided personal protective equipment to our employees. We have increased safety stocks of our product, established temporary satellite product storage locations, and accelerated initiatives to increase sourcing options. However, as most restrictions have now been lifted, we have resumed in-office work at our corporate headquarters on a hybrid work schedule for some of our employees and have lifted non-essential business travel as more states and countries begin to lift travel restrictions.  Throughout the pandemic, we have remained focused on managing the business for the long-term, including maintaining our employee workforce as well as continuing to invest in critical research and development, clinical, and corporate infrastructure-related programs.

The global COVID-19 pandemic presents significant risks to us and may have far reaching impacts on our business, operations, and financial results and condition, directly and indirectly, including, without limitation, impacts on: the health of our management and employees; manufacturing, distribution, marketing and sales operations; research and development activities, including clinical activities; and customer and patient behaviors. Moreover, beginning in March 2020, access to hospitals and other customer sites was restricted to essential personnel, which has negatively impacted our ability to promote the use of the RECELL System with physicians, and to enroll our clinical studies. In addition, some hospitals and other burn centers suspended the treatment of burn patients or re-distributed those patients to other treatment facilities and, together with a general reduction in broader economic activity (e.g., reduced travel, reduced mobility, suspension of certain business operations, etc.), this resulted in a reduction in the volume of burn procedures using the RECELL System in the immediate period following the implementation of those protective measures. In addition, we experienced periodic enrollment cessation in our clinical trials due to COVID-19 as well as having individuals excluded because they have contracted COVID-19.

We are continuing to monitor the impact of the COVID-19 pandemic on our employees, customers, and on the markets in which we operate. We will take further actions that we consider prudent to address the COVID-19 pandemic, including reducing spending, while ensuring that we can support our customers and continue to develop our products. The ultimate extent of the impact of the COVID-19 pandemic on us, including the discovery and spread of existing and future contagious variants to COVID-19, remains highly uncertain and will depend on future developments and factors that continue to evolve. These factors, among others include the widespread vaccination of populations including recently approved booster regimens, especially in the U.S. and improvements in treatments and therapeutics for those with COVID-19, which are outside of our control, and could exist for an extended period of time even after the pandemic might end. Further imposition of quarantines, shelter-in-place and similar government orders which are outside of our control have also impacted and could continue to impact our third-party manufacturers and suppliers which could in turn adversely impact the availability or cost of materials, which could disrupt our supply chain.

Results of Operations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

The table below summarizes the results of our continuing operations for each of the periods presented (in thousands).

	Three Months Ended March 31,
	2022	2021	Change ($)	% Change Favorable/(Unfavorable)
Revenues	$7,539	$8,765	$(1,226)	(14%)
Cost of sales	(1,778)	(2,146)	368	17%
Gross profit	5,761	6,619	(858)	(13%)
BARDA income	734	570	164	29%
Operating expenses:
Sales and marketing expenses	(4,828)	(3,649)	(1,179)	(32%)
General and administrative expenses	(7,534)	(5,422)	(2,112)	(39%)
Research and development expenses	(3,620)	(4,109)	489	12%
Total operating expenses	(15,982)	(13,180)	(2,802)	(21%)
Operating loss	(9,487)	(5,991)	(3,496)	(58%)
Interest expense	-	(3)	3	100%
Other income	28	7	21	300%
Loss before income taxes	(9,459)	(5,987)	(3,472)	(58%)
Income tax expense	(4)	(10)	6	60%
Net loss	$(9,463)	$(5,997)	$(3,466)	(58%)

Total net revenues decreased 14% to $7.5 million, compared to $8.8 million in the corresponding period in the prior year. The decrease in the current year revenue was driven by our recognition of $4.1 million in Biomedical Advanced Research and Development Authority (“BARDA”) related revenue in the prior year resulting from our delivery of units to managed inventory for BARDA for emergency response preparedness.  Our commercial revenue in the current year increased by $2.8 million or 61%, compared to the corresponding period in the prior year. The increase in commercial sales was largely driven by broader utilization among our customer base as well as deeper penetration within individual customer accounts.

Gross profit margin was 76% and is flat compared to the corresponding period in the prior year. In the prior year our gross margins were lower compared to historical periods due to the lower price point associated with units that were delivered to managed inventory for BARDA as the BARDA contract was negotiated prior to establishing a higher price point through commercialization in the United States.  In the current quarter gross margins were lower than historical periods due to reduced production and higher average production costs at our Ventura facility.

BARDA income increased 29% to $734,000, compared to $570,000 for the corresponding period in the prior year.  BARDA income consisted of funding from the Biomedical Advanced Research and Development Authority, under the Assistant Secretary for Preparedness and Response, within the U.S. Department of Health and Human Services, under ongoing USG Contract No. HHSO100201500028C. BARDA income increased as a result of funding by BARDA for the pivotal trial for use of the RECELL System for soft tissue reconstruction.

Total operating expenses increased 21% or $2.8 million to $16.0 million, compared with $13.2 million in the corresponding period in the prior year.

Sales and marketing expenses increased 32% or $1.2 million to $4.8 million, compared to $3.6 million incurred in the corresponding period in the prior year. Higher costs in the current year were driven by an increase in field personnel and travel to expand our market coverage, increased hands-on professional education and training events along with higher pre-commercialization costs.  Higher costs for travel as well as professional and training events in the current period resulted from fewer COVID-19 related travel restrictions. Increased pre-commercialization costs were incurred for planning for RECELL launches in soft tissue reconstruction and vitiligo.

General and administrative expenses increased 39% or $2.1 million to $7.5 million, compared to $5.4 million incurred in the same period in the prior year. The increase was primarily driven by higher share-based compensation expenses in the current quarter associated with the acceleration of expense for certain performance milestones being meet in the current quarter. Higher compensation costs were driven by the hiring of an executive at the end of March 2021 along with expanding our workforce to support the overall operations.

Research and development expenses decreased 12% or $489 thousand to $3.6 million, compared to $4.1 million recognized in the same period in the prior year.  Higher costs in the prior year were primarily driven by research and development costs associated with furthering the Company’s pipeline along with ramping up clinical trial costs related activities for treatment of vitiligo.  The favorable variance is not a purposeful reduction in spending but reflects that certain programs were in lower cost phases during this quarter.

Liquidity and Capital Resources

We expect to utilize cash reserves until U.S. sales of our products reach a level sufficient to fund ongoing operations. The AVITA Group has historically funded its research and development activities, and more recently its substantial investment in sales and marketing activities, through raising capital by issuing securities, and it is expected that similar funding will be obtained to provide working capital if and when required. As of March 31, 2022, the Company has sufficient cash reserves to fund operations for the next 12-months. If the Company is unable to raise capital in the future, the Company may need to curtail expenditures by scaling back certain research and development or other programs.

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended
(In Thousands)	March 31, 2022	March 31, 2021
Net cash used in operations	$(9,370)	$(8,541)
Net cash used in investing activities	(22,601)	(362)
Net cash provided by financing activities	1	64,028
Effect of foreign exchange rate on cash and restricted cash	(6)	(11)
Net increase in cash and restricted cash	(31,976)	55,114
Cash and restricted cash at beginning of quarter	55,712	59,966
Cash and restricted cash at end of quarter	23,736	115,080

Three months ended March 31, 2022 and 2021.

Net cash used in operating activities was $9.4 million and $8.5 million during the three months ended March 31, 2022, and 2021, respectively. The increase was primarily driven by higher operating costs partially offset by lower BARDA receivables outstanding in the current period.

Net cash used in investing activities was $22.6 million and $362,000 during the three months ended March 31, 2022, and 2021, respectively. Cash flows used for investing activities was primarily attributable to our investments into marketable securities.

Net cash provided by financing activities was $1,000 and $64.0 million during the three months ended March 31, 2022, and 2021, respectively. The decrease in cash provided by financing activities is related to proceeds from the capital raise in March 2021.

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

For the period ended March 31, 2022, there were no dividends paid and we have no plans to commence the payment of dividends. We have no purchase commitments or long-term contractual obligations as of March 31, 2022. We have no committed plans to issue further shares on the market but will continue to assess market conditions and the Company’s cash flow requirements to ensure the Company is appropriately funded in order to pursue its various opportunities.

There is no significant external borrowing at the reporting date. Neither the Company nor any of the subsidiaries are subject to externally imposed capital requirement.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined in the rules and regulations of the SEC) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Commitments and Contractual Obligations

The Company does not have any contractual obligations or purchase commitments, except for lease obligations for the period ended March 31, 2022. For details of lease obligations refer to Note 6 in the consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of March 31, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

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

Part II - Other Information

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	Risk Factors

Refer to “COVID-19 Business Update and Risks Associated with COVID-19” in Part 1 above.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

(a) The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	18 U.S.C. Section 1350 Certifications

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 12, 2022	AVITA MEDICAL, INC.

		By:	/s/ Dr. Michael Perry
Dr. Michael Perry
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Michael Holder
Michael Holder
Chief Financial Officer