Form 10-Q
period 2022-06-30
AVITA Medical, Inc.
filed 2022-08-11
CIK 1762303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of shares of the registrant’s $0.0001 par value common stock outstanding as of August 2, 2022 was 25,003,088

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future revenues; solvency; future industry market conditions; future changes in our capacity and operations; future operating and overhead costs; intellectual property; regulatory and related approvals; the conduct or outcome of pre-clinical or clinical (human) studies; operational and management restructuring activities (including implementation of methodologies and changes in the board of directors); future employment and contributions of personnel; effects on the global economy of the ongoing COVID-19 pandemic, including effects on the economy of existing and future variants on the original COVID-19 strain; including the highly contagious Omicron BA.5 variant; tax and interest rates; productivity, business process, rationalization, investment, acquisition and acquisition integrations, consulting, operational, tax, financial and capital projects and initiatives; inflationary pressures on the U.S. and global economy; changes in the legal or regulatory environment; and future working capital, costs, revenues, business opportunities, cash flows, margins, earnings and growth. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions.

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

Results of review of interim financial statements

We have reviewed the accompanying consolidated balance sheet of Avita Medical, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2022 and the related consolidated statements of operations, comprehensive loss, and shareholders’ equity for the three-month and six-month periods ended June 30, 2022 and 2021, cash flows for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for review results

These interim financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our reviews in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ GRANT THORNTON LLP

Los Angeles, California
August 11, 2022

PART I – Financial Information

Item 1. FINANCIAL STATEMENTS

AVITA MEDICAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	As of
	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$34,737	$55,511
Marketable securities	49,618	29,649
Accounts receivable, net	3,884	3,118
BARDA receivables	338	308
Prepaids and other current assets	1,005	1,213
Restricted cash	202	201
Inventory	2,022	2,132
Total current assets	91,806	92,132
Marketable securities, long-term	6,743	19,692
Plant and equipment, net	1,249	1,262
Operating lease right-of-use assets	1,203	1,544
Intangible assets, net	428	443
Other long-term assets	1,240	942
Total assets	$102,669	$116,015
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities	2,495	2,708
Accrued wages and fringe benefits	4,174	5,363
Other current liabilities	1,217	1,075
Total current liabilities	7,886	9,146
Contract liabilities	813	952
Operating lease liabilities, long-term	532	918
Other long-term liabilities	715	375
Total liabilities	9,946	11,391
Non-qualified deferred compensation share awards	163	-
Contingencies (Note 12)
Shareholders' Equity:
Common stock, $0.0001 par value per share, 200,000,000 shares authorized, 25,003,088 and 24,925,743 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	3	3
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding at June 30, 2022 and December 31, 2021	-	-
Additional paid-in capital	336,668	332,484
Accumulated other comprehensive income	7,536	8,060
Accumulated deficit	(251,647)	(235,923)
Total shareholders' equity	92,560	104,624
Total liabilities and shareholders' equity	$102,669	$116,015

The accompanying notes form part of the unaudited consolidated financial statements.

AVITA MEDICAL, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$8,335	$10,304	$15,874	$19,069
Cost of sales	(1,386)	(2,053)	(3,164)	(4,199)
Gross profit	6,949	8,251	12,710	14,870
BARDA income	551	440	1,285	1,010
Operating expenses:
Sales and marketing expenses	(5,332)	(4,146)	(10,160)	(7,795)
General and administrative expenses	(5,471)	(5,275)	(13,005)	(10,697)
Research and development expenses	(3,059)	(3,974)	(6,679)	(8,083)
Total operating expenses	(13,862)	(13,395)	(29,844)	(26,575)
Operating loss	(6,362)	(4,704)	(15,849)	(10,695)
Interest expense	(4)	(9)	(4)	(12)
Other income	109	2	137	9
Loss before income taxes	(6,257)	(4,711)	(15,716)	(10,698)
Income tax expense	(4)	(7)	(8)	(17)
Net loss	$(6,261)	$(4,718)	$(15,724)	$(10,715)
Net loss per common share:
Basic	$(0.25)	$(0.19)	$(0.63)	$(0.45)
Diluted	$(0.25)	$(0.19)	$(0.63)	$(0.45)
Weighted-average common shares:
Basic	24,971,243	24,860,738	24,954,712	23,803,460
Diluted	24,971,243	24,860,738	24,954,712	23,803,460

The accompanying notes form part of the unaudited consolidated financial statements.

AVITA MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(6,261)	$(4,718)	$(15,724)	$(10,715)
Change in foreign currency translation loss	(110)	(12)	(92)	(30)
Change in net unrealized loss on marketable securities, net of tax	(135)	-	(432)	-
Comprehensive loss	$(6,506)	$(4,730)	$(16,248)	$(10,745)

The accompanying notes form part of the unaudited consolidated financial statements.

AVITA MEDICAL, INC.

Consolidated Statements of Shareholders’ Equity

(In thousands, except shares)

(Unaudited)

	Three Months Ended June 30, 2022
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Shareholders' Equity
Balance at March 31, 2022	24,955,581	$3	$335,417	$7,781	$(245,386)	$97,815
Net loss	-	-	-	-	(6,261)	(6,261)
Share-based compensation	-	-	1,414	-	-	1,414
Vesting of restricted stock units	47,507	-	-	-	-	-
Change in classification of deferred compensation share awards	-	-	(192)	-	-	(192)
Change in redemption value of share awards in NQDC plan	-	-	29	-	-	29
Other comprehensive loss	-	-	-	(245)	-	(245)
Balance at June 30, 2022	25,003,088	$3	$336,668	$7,536	$(251,647)	$92,560

	Three Months Ended June 30, 2021
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Shareholders' Equity
Balance at March 31, 2021	24,842,883	$3	$327,447	$8,271	$(216,778)	$118,943
Net loss	-	-	-	-	(4,718)	(4,718)
Share-based compensation	-	-	1,410	-	-	1,410
Exercise of stock options	5,475	-	32	-	-	32
Vesting of restricted stock units	47,506	-	-	-	-	-
Translation loss	-	-	-	(12)	-	(12)
Balance at June 30, 2021	24,895,864	$3	$328,889	$8,259	$(221,496)	$115,655

	Six Months Ended June 30, 2022
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2021	24,925,743	$3	$332,484	$8,060	$(235,923)	$104,624
Net loss	-	-	-	-	(15,724)	(15,724)
Share-based compensation	-	-	4,346	-	-	4,346
Exercise of stock options	125	-	1	-	-	1
Vesting of restricted stock units	77,220	-	-	-	-	-
Change in classification of deferred compensation share awards	-	-	(192)	-	-	(192)
Change in redemption value of share awards in NQDC plan	-	-	29	-	-	29
Other comprehensive loss	-	-	-	(524)	-	(524)
Balance at June 30, 2022	25,003,088	$3	$336,668	$7,536	$(251,647)	$92,560

	Six Months Ended June 30, 2021
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2020	21,625,058	$3	$262,086	$8,289	$(210,781)	$59,597
Net loss	-	-	-	-	(10,715)	(10,715)
Issuance of common stock under direct placement	3,214,250	-	69,106	-	-	69,106
Issuance costs associated with direct placement	-	-	(5,109)	-	-	(5,109)
Share-based compensation	-	-	2,743	-	-	2,743
Exercise of stock options	9,050	-	63	-	-	63
Vesting of RSU awards	47,506	-	-	-	-	-
Translation loss	-	-	-	(30)	-	(30)
Balance at June 30, 2021	24,895,864	$3	$328,889	$8,259	$(221,496)	$115,655

The accompanying notes form part of the unaudited consolidated financial statements.

AVITA Medical, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six-Months Ended
	June 30, 2022	June 30, 2021
Cash flow from operating activities:
Net loss	$(15,724)	$(10,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	300	343
Share-based compensation	4,346	2,743
Non-cash lease expense	341	315
Loss on fixed asset disposal	-	130
Remeasurement and foreign currency transaction gain	(39)	(1)
Excess and obsolete inventory related charges	158	255
BARDA deferred costs	(64)	343
Contract cost amortization	169	129
Provision for doubtful accounts	10	18
Amortization of premium of marketable securities	83	-
Changes in operating assets and liabilities:
Trade and other receivables	(777)	(1,543)
BARDA receivables	(29)	(3,496)
Prepaids and other current assets	205	(520)
Inventory	(52)	386
Operating lease liability	(349)	(326)
Other long-term assets	(467)	(738)
Accounts payable and accrued expenses	(179)	343
Accrued wages and fringe benefits	(1,178)	(983)
Other current liabilities	105	64
Contract liabilities	(139)	479
Other long-term liabilities	403	238
Net cash used in operations	(12,877)	(12,536)
Cash flows from investing activities:
Purchase of marketable securities	(32,975)	-
Maturities of marketable securities	25,440	-
Cash paid for property and equipment	(278)	(422)
Cash paid for patent filing fees	(32)	(104)
Net cash used in investing activities	(7,845)	(526)
Cash flow from financing activities:
Proceeds from direct placement of common stock	-	69,106
Issuance cost associated with direct placement	-	(5,109)
Principal repayment of finance lease	-	(2)
Proceeds from exercise of stock options	1	63
Net cash provided by financing activities	1	64,058
Effect of foreign exchange rate on cash and restricted cash	(52)	(15)
Net increase/(decrease) in cash and cash equivalents and restricted cash	(20,773)	50,981
Cash and cash equivalents and restricted cash beginning of the period	55,712	59,966
Cash and cash equivalents and restricted cash end of the period	$34,939	$110,947
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$17	$-
Cash paid for interest	$4	$12
Plant and equipment purchases not yet paid	$-	$20

The accompanying notes form part of the unaudited consolidated financial statements.

AVITA MEDICAL, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. The Company

Nature of the Business

The AVITA group of companies (comprising AVITA Medical, Inc. (“AVITA” or the “Company”) and its subsidiaries, including AVITA Medical Pty Limited, previously known as AVITA Medical Limited (“AVITA Medical”)) (collectively, “AVITA Group” or “we”, “us”, or “our”), is a commercial-stage regenerative medicine company focused on the treatment of burns, trauma and other acute injuries, together with skin defects like vitiligo. The Company’s lead product is the RECELL® System, a device that enables healthcare professionals to produce a suspension of Spray-On Skin™ Cells using a small sample of the patient’s own skin. In September 2018, the United States Food & Drug Administration (“FDA”) granted premarket approval (“PMA”) to the RECELL System for use in the treatment of acute thermal burns in patients eighteen years and older. Following receipt of our original PMA, we commenced commercializing the RECELL System in January 2019 in the United States. In June 2021 the FDA approved an expanded indication to include treatment of pediatric acute full-thickness thermal burns. In February 2022, the FDA approved a PMA supplement for the RECELL® Autologous Cell Harvesting Device with enhanced ease-of-use, aimed at providing clinicians a more efficient user experience and simplified workflow. In addition, the FDA has granted the Company Investigational Device Exemptions (“IDEs”) which have enabled the Company to initiate pivotal clinical trials to further expand the approval of the RECELL System for soft tissue reconstruction and vitiligo. Enrollment of those clinical trials is complete, with topline results recently announced for the soft tissue reconstruction trial. Results from those studies are intended to support the Company’s pursuit of FDA approval to market the RECELL System in the United States for those indications.

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

In March 2020, the World Health Organization declared the outbreak of a novel strain of the coronavirus (“COVID-19”) a pandemic. We continue to closely monitor the recent developments surrounding the continued spread and potential resurgence of COVID-19 due to existing and future variants. As a result of the pandemic, our customers (primarily hospitals) are experiencing disruptions with respect to a shortage in operating room personnel.  Although the number of U.S. hospitalizations due to COVID-19 has generally decreased in 2022 and many government imposed restrictions have been lifted, we continue to be unable to predict the full impact that the ongoing COVID-19 pandemic will have on our future results of operations, liquidity and financial condition due to numerous uncertainties, including the duration of the pandemic and the actions that may be taken in the future by government authorities across the United States in response to new variants. The Company has assessed the potential impact of COVID-19 on certain accounting matters including, but not limited to, the allowance for doubtful accounts, inventory reserves and return reserves, and impairment considerations for long-lived assets, marketable securities and intangibles, as of June 30, 2022 and through the date of this report.  With respect to future operating results, it is not possible at this time to predict, with any degree of precision, the effects of COVID-19. Consequently, actual results for accounting estimates and assumptions, particularly those relating to the recoverability of certain intangible assets and estimates of expected credit losses on accounts receivable could differ from these estimates. However, we do not currently believe that COVID-19 will result in any significant changes in costs going forward. We will continue to monitor the performance of our business and reassess the impacts of COVID-19 and its variants.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Transition Report on Form 10-KT for the transition period ended December 31, 2021 filed with the SEC on February 28, 2022 (United States) and the Australian Securities Exchange ("ASX") on March 01, 2022 (Australia) (the “Transition Report”).

There have been no changes to the Company’s significant accounting policies as described in the Transition Report on Form 10-KT that have had a material impact on the Company’s consolidated financial statements. See the summary of the Company’s significant accounting policies set forth in the notes to its consolidated financial statements included in the Transition Report.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts (including doubtful accounts, carrying value of long-lived assets, the useful lives of long-lived assets, accounting for marketable securities, income taxes, stock-based compensation, and the stand-alone selling price for the BARDA contract) and related disclosures. Estimates have been prepared on the basis of the current and available information. However, actual results could differ from estimated amounts.

Foreign Currency Translation and Foreign Currency Transactions

The financial position and results of operations of the Company’s operating non-U.S. subsidiaries are generally determined using the respective local currency as the functional currency of that subsidiary. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive gain (loss) in shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in general and administrative expenses and were a gain of $69,000 and $9,000 for the three months ended June 30, 2022 and 2021, respectively. Foreign currency transactions were a gain of $47,000 and $17,000 for the six months ended June 30, 2022 and 2021, respectively.

The Company’s non-operating subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period and nonmonetary assets and liabilities at historical rates. Gains and losses resulting from these remeasurements and foreign currency transactions are included in general and administrative expenses.  During the three months ended June 30, 2022 and 2021, the Company recorded gains of $7,000 and $0, respectively. The Company recorded losses of $8,000 and $16,000 for the six months ended June 30, 2022 and 2021, respectively.

Comprehensive Loss

The components of comprehensive loss consist of net loss, foreign currency translation adjustments from its subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses in investments available for sale. The Company did not have reclassifications from other comprehensive loss to net loss during the three and six-months ended June 30, 2022.

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

The Company’s revenue consists primarily of the sale of the RECELL System to hospitals or other treatment centers and to BARDA (collectively, “customers”), predominately in the United States. The Company evaluated the BARDA contract and concluded that a portion of the arrangement, such as the procurement of the RECELL system and the emergency preparedness, represents a transaction with a customer and as such are in the scope of ASC 606.  Amounts received from BARDA for the research and development of the Company’s product are classified as BARDA income in the consolidated statements of operations and are accounted for under IAS 20.  For further details refer to BARDA Income and Receivables below.

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

For revenues related to the BARDA contract within the scope of ASC 606, the Company identified two performance obligations: (i) the procurement of 5,614 RECELL units; and (ii) emergency preparedness services. Through this contract the Company promises to procure the product through a vendor management inventory arrangement and to stand ready to provide emergency deployment services related to the product. Emergency preparedness services include procuring necessary storage containers, housing, and maintaining the containers (and product), and providing shipping and handling services in the event of an emergency situation. This stand ready obligation is a series of distinct services that are substantially the same and have the same pattern of transfer to the customer, overtime as services are consumed.

The total transaction price for the portion of the BARDA contract that is within the scope of ASC 606, was determined to be $9.2 million.  The transaction price was allocated on a stand-alone selling price basis as follows: $7.6 million to the procurement of the RECELL product, which is classified as revenues when recognized in the consolidated statements of operations and $1.6 million to the emergency deployment services which is classified as revenues when recognized in the consolidated statements of operations.  The $1.6 million for emergency deployment includes variable consideration which is deemed immaterial to the contract as a whole.  The Company estimated the stand-alone selling price of the procurement of the RECELL product based on historical pricing of the Company’s product at the initial execution of the contract. The Company estimated the stand-alone selling price of the emergency deployment services performed based on the Company’s projected cost of providing the services plus an applicable profit margin as denoted in the contract.

The Company’s performance obligations are either satisfied at a point in time or over time as services are provided. The product procurement performance obligation is satisfied at a point in time, upon transfer of control of the product. As such, the related revenue for these performance obligations is recognized at a point in time as revenue within the Company’s consolidated statement of operations. In addition to guidance under ASC 606, the Company recognizes revenue from the sales of RECELL product to BARDA for placement into vaccine stockpiles in accordance with Securities and Exchange Commission (SEC) Interpretation, Commission Guidance regarding Accounting for Sale of Vaccines and BioTerror Countermeasures to the Federal Government for Placement into the Pediatric Vaccine Stockpile or the Strategic National Stockpile (SNS). Under this guidance, revenue is recognized when product is placed in the BARDA vendor-managed inventory as control of the product has been transferred to the customer at the time of delivery to the VMI.  RECELL units that have been delivered to BARDA have a product replacement obligation at no cost to BARDA due to the product’s limited shelf-life. The estimated cost of the expired inventory over the term of the contract is recognized on a per unit basis at the time of delivery. The liability is released upon replacement of the product along with a corresponding reduction to inventory. The emergency preparedness services performance obligation is satisfied over time.  Revenue for the emergency deployment will be recognized on a straight-line basis during the term of the contract as services are consumed over time. Services recognized are included in sales within the consolidated statements of operations. Contract costs to fulfil the performance obligations are incremental and expected to be recovered are capitalized and amortized on a straight-line basis over the term of the contract. Contract costs are included in other long-term assets.

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

Cash and Cash Equivalents

Consists of cash held at deposit institutions and cash equivalents.  Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less from the date of purchase and consist primarily of money market funds. The Company holds cash at deposit institutions in the amount of $5.0 million and $4.4 million of which $492,000 and $203,000 is denominated in foreign currencies in foreign institutions as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, the Company held cash equivalents in the amount of $29.7 million and $51.1 million, respectively.

Restricted Cash

Pursuant to a contractual agreement to maintain the business credit card, the Company must maintain restricted cash deposits which amounted to approximately $202,000 and $201,000 as of June 30, 2022 and December 31, 2021, respectively.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, trade receivables, BARDA receivables and other receivables. As of June 30, 2022 and December 31, 2021, substantially all of the Company’s cash was deposited in accounts at financial institutions, and amounts may exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institutions in which its cash is held.

As of June 30, 2022, no single commercial customer accounted for more than 10% of total net accounts receivable. As of December 31, 2021, one commercial customer accounted for approximately 10% of net accounts receivable. For the three months ended June 30, 2022 and 2021, no single customer accounted for more than 10% of revenues. For the six months ended June 30, 2022 and 2021, no single customer accounted for more than 10% of revenues. BARDA revenue for emergency deployment accounted for approximately 1% and 35% of total revenues for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, BARDA revenue for emergency deployment accounted for approximately 1% and 41% of total revenues, respectively. BARDA receivables for emergency preparedness services accounted for 4% and 3% of total BARDA receivables as of June 30, 2022 and December 31, 2021, respectively. See table below for breakdown of BARDA receivables (in thousands).

	As of June 30, 2022	As of December 31, 2021
BARDA procurement and emergency preparedness services	$15	$9
BARDA expense reimbursements	323	299
Total BARDA receivables	$338	$308

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

All marketable securities, which consist of corporate debt securities, U.S government agency obligations, U.S treasury and commercial paper are denominated in the U.S. dollars, have been classified as “available for sale”, and are carried at fair value. Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive income (loss) and reported as a separate component of shareholders equity until realized. Realized gains and losses on marketable securities are included in other income in the accompanying consolidated statements of operations. The cost of any marketable securities sold is based on the specific identification method. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest on marketable securities is included in other income. In accordance with the Company’s investment policy, management invests to diversify credit risk and only invests in securities with high credit quality, including U.S. government securities, and the maximum final maturity from the date of purchase is thirty-seven months.

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

BARDA Income and Receivables

The AVITA Group was awarded a Biomedical Advance Research and Development Authority (“BARDA”) contract in September 2015. The contract with BARDA expires December 31, 2023. Under this arrangement BARDA supported the Company’s research and development for the Company’s product, including the U.S. clinical regulatory program targeted towards PMA, the

Company's compassionate use program, clinical and health economics research. Currently, the BARDA contract is supporting the Company’s clinical trial in soft-tissue reconstruction.

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

Share-based compensation

The Company records compensation expense for stock options based on the fair market value of the awards on the date of grant. The fair value of share-based compensation awards is amortized over the vesting period of the award. Compensation expense for performance-based awards is evaluated based on the number of shares ultimately expected to vest, estimated at each grant date based on management’s expectations regarding the relevant performance criteria, if any. The Black-Scholes option pricing model and Monte Carlo Simulation were used to estimate the fair value of the time-based and performance-based options, respectively.  To estimate the grant date fair value of the performance vesting employee stock options, we utilized a Monte Carlo simulation-based approach to capture the holder’s expected post-vesting exercise behavior.  Specifically, we simulated the Company’s stock price from the valuation date to the maturity of the options on daily basis using Geometric Brownian Motion, whereby the options are assumed to be early exercised if the simulated stock price exceeded a certain exercise threshold estimated based on empirical research.  Under ASU 2016-09, Compensation – Stock Compensation (“ASC 718”) Improvements to Employee Share-Based Payment Accounting, the Company elected to account for forfeitures as they occur.

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
•

Expected term – the expected term of the Company’s stock options for tenure only vesting has been determined utilizing the “simplified” method as described in the SEC’s Staff Accounting Bulletin No. 107 relating to share-based compensation. The simplified method was chosen because the Company has limited historical option exercise experience due to its short operating history of awards granted, with the first plan being established in 2016 which was primarily used for executive awards.  Further, the Company does not have sufficient history of exercises in the U.S. market given the AVITA Group's recent redomiciliation from Australia to the United States in 2020. The initial term input of options with a performance condition was set to the contractual term of 10 years for the modeling process, while the expected term within each simulation path was determined by the early exercise mechanism discussed above within the Monte Carlo simulation model.

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

Deferred Compensation Plan and Investments in Corporate-Owned Life Insurance

The Company’s Deferred Compensation Plan (the "DCP"), which became effective in October 2021, allows highly compensated key employees to elect to defer a portion of their salary, bonus, commissions and RSU awards to later years. Management determined that the DCP shall be accounted for similarly to a defined benefit plan under ASC 715, Compensation – Retirement Benefits, and should follow accounting treatment that is similar to a cash balance plan. Management determined that the employee portion and employer portion of the deferred compensation should be recognized as compensation expense with a corresponding credit to deferred compensation liability.  The matching contribution will be accrued over the vesting period of two-years with 25% vesting in the first year and 75% vesting in the second year.  Employees aged 55 or older immediately vest in employer matching contributions. The change in the liability between each reporting period is accounted for as compensation expense with a corresponding adjustment to deferred compensation liability.  Upon distribution, the Company will record the distribution as a decrease to compensation liability with corresponding credit to cash.  The Company funds the DCP through a Corporate-Owned Life Insurance (“COLI”).  Per the ASC 325-30-25-1A, Investments – Other, COLI is recorded as an asset in other long-term assets as it does not meet the definition of a plan asset under ASC 715.  The Company invests in COLI policies relating to its deferred compensation plan.  Investments in COLI policies are recorded at their cash surrender values as of each balance sheet date. Changes in the cash surrender value during the period are recorded as a gain or loss in the statements of operations in other income.

Rabbi Trust

During April 2022, we established a rabbi trust for a select group of participants in which share awards granted under the 2020 Omnibus Incentive Plan (“2020 Plan”) may be deposited. The plan permits diversification of fully vested shares awarded into other equity securities subject to a six-month and one day holding period subsequent to vesting. The rabbi trust is an irrevocable trust and no portion of the trust fund may be used for any purpose other than the delivery of those assets to the participants. The assets held in the rabbi trust are subject to the claims of our general creditors in the event of bankruptcy or insolvency. The value of the assets of the rabbi trust is consolidated into our financial statements. In accordance with ASR 268, Redeemable Preferred Stock, and ASC 718, Compensation — Stock Compensation, the deferred share awards are classified as an equity instrument and changes in fair value of the amount owed to the participant are not recognized.  Further, the redemption amounts are based on the vested percentage and is recorded outside of equity as non-qualified deferred compensation share awards on the Consolidated Balance Sheet. As of June 30, 2022, a total of 71,749 shares awards have been deferred, none of which have vested.  These unvested share awards are recorded at the redemption value of the share awards outside of equity as non-qualified deferred compensation share awards.

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

4. Marketable Securities

The following table summarizes the amortized cost and estimated fair values of debt securities available for sale:

	June 30, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
(in thousands)
Cash Equivalents:
Money market funds	$29,747	$-	$-	$29,747
Current marketable securities:
U.S Treasury securities	$30,843	$1	$(292)	$30,552
Commercial paper	12,236	-	-	12,236
Corporate debt securities	4,988	-	(42)	4,946
U.S Government Agency Obligations	1,904	-	(20)	1,884
Total current marketable securities	$49,971	$1	$(354)	$49,618
Long-term marketable securities:
U.S Treasury securities	$5,995	$-	$(171)	$5,824
Corporate debt securities	930	-	(11)	919
Total Long-term marketable securities	$6,925	$-	$(182)	$6,743

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
(in thousands)
Cash Equivalents:
Money market funds	$51,112	$-	$-	$51,112
Current marketable securities:
Commercial paper	$19,586	$-	$-	$19,586
Corporate debt securities	7,068	-	(7)	7,061
Asset-backed securities	3,002	-	-	3,002
Total current marketable securities	$29,656	$-	$(7)	$29,649
Long-term marketable securities:
U.S Treasury securities	$18,043	$-	$(89)	$17,954
Corporate debt securities	1,746	-	(8)	1,738
Total Long-term marketable securities	$19,789	$-	$(97)	$19,692

The maturities of debt securities available for sale are summarized in the following table using contractual maturities. Actual maturities may differ from contractual maturities due to obligations that are called or prepaid.

	As of June 30, 2022		As of December 31, 2021
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Due in one year or less	49,971	49,618	$29,656	$29,649
Due after one year through three years	6,925	6,743	$19,789	$19,692

Gross unrealized gains and losses on the Company’s marketable securities were an unrealized gain of $1,000 and an unrealized loss of $536,000 as of June 30, 2022, which resulted in a net unrealized loss of $535,000. Gross unrealized gains and losses on the Company’s marketable securities were an unrealized gain of $0 and an unrealized loss of $104,000 as of December 31, 2021 which resulted in a net unrealized loss of $104,000. As of June 30, 2022, and December 31, 2021, the Company did not recognize credit losses.  The Company has accrued interest income of $136,000 and $72,000 as of June 30, 2022, and December 31, 2021, respectively, recorded in prepaids and other current assets.

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

Level 3: Inputs are unobservable inputs for the asset or liability

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	As of June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$29,747	$-	$-	$29,747
Total cash equivalents	29,747	-	-	29,747
Short-term marketable securities
U.S Treasury securities	-	30,552	-	30,552
Commercial paper	-	12,236	-	12,236
Corporate debt securities	-	4,946	-	4,946
U.S Government Agency Obligations	-	1,884	-	1,884
Total short-term marketable securities	-	49,618	-	49,618
Long-term investments
U.S Treasury securities	-	5,824	-	5,824
Corporate debt securities	-	919	-	919
Total long-term marketable securities	-	6,743	-	6,743
Total marketable securities and cash equivalents	$29,747	$56,361	$-	$86,108

	As of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$51,112	$-	$-	$51,112
Total cash equivalents	51,112	-	-	51,112
Short-term marketable securities
Commercial paper	-	19,586	-	19,586
Asset-backed securities	-	3,002	-	3,002
Corporate debt securities	-	7,061	-	7,061
Total short-term marketable securities	-	29,649	-	29,649
Long-term investments
U.S Treasury securities	-	17,954	-	17,954
Corporate debt securities	-	1,738	-	1,738
Total long-term marketable securities	-	19,692	-	19,692
Total marketable securities and cash equivalents	$51,112	$49,341	$-	$100,453

The Company’s Level 1 assets include money market instruments and are valued based upon observable market prices. Level 2 assets consist of commercial paper, U.S Government agency obligations, corporate debt securities and U.S Treasury securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. As of June 30, 2022 and December 31, 2021, the Company had no investments that were measured using unobservable (Level 3) inputs. There were no transfers between fair value measurement levels as of June 30, 2022 or December 31, 2021.

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

The following table sets forth the Company’s operating lease expenses which are included in general and administrative expenses in the consolidated statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating lease cost	$194	$186	$388	$372
Variable lease cost	13	12	25	25
Total lease cost	$207	$198	$413	$397

Supplemental cash flow information related to operating leases for the three and six months ended June 30, 2022 and 2021 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$199	$192	$397	$383

Supplemental balance sheet information, as of June 30, 2022 and December 31, 2021 related to operating leases was as follows (in thousands):

	As of June 30, 2022	As of December 31, 2021
Reported as:
Operating lease right-of-use assets	$1,203	$1,544
Total right-of-use assets	$1,203	$1,544

Other current liabilities:
Operating lease liabilities, short-term	$756	$720
Operating lease liabilities, long term	532	918
Total operating lease liabilities	$1,288	$1,638
Operating lease weighted average remaining lease term (years)	1.85	2.30
Operating lease weighted average discount rate	6.58%	6.51%

As of June 30, 2022, maturities of the Company’s operating lease liabilities are as follows (in thousands):

Operating Leases
Remainder of 2022	$406
2023	649
2024	313
2025	-
Total lease payments	1,368
Less imputed interest	(80)
Total operating lease liabilities	$1,288

As of June 30, 2022, there were no leases entered into that had not yet commenced.

7. Inventory

The composition of inventory is as follows (in thousands):

	As of June 30, 2022	As of December 31, 2021
Raw materials	$1,576	$1,222
Work in process	383	176
Finished goods	63	734
Total inventory	$2,022	$2,132

The Company has reduced the carrying value of its inventories to reflect the lower of cost or net realizable value. Charges for estimated excess and obsolescence are recorded in cost of sales in the consolidated statements of operations and were $61,000 and $12,000, for the three months ended June 30, 2022 and 2021, respectively. Charges for estimated excess and obsolescence were $158,000 and $255,000 for the six-months ended June 30, 2022 and 2021, respectively.

8. Intangible Assets

The composition of intangible assets, net is as follows (in thousands):

		As of June 30, 2022			As of December 31, 2021
	Weighted Average Life	Gross Amount	Accumulated Amortization	Net Carry Amount	Gross Amount	Accumulated Amortization	Net Carry Amount
Patent 1	2	$211	$(210)	$1	$209	$(182)	$27
Patent 2	13	135	(23)	112	123	(18)	105
Patent 3	14	192	(31)	161	192	(25)	167
Patent 5	20	46	(4)	42	46	(3)	43
Patent 6	20	42	(4)	38	39	(2)	37
Patent 7	13	2	-	2	2	-	2
Patent 8	20	13	-	13	3	-	3
Patent 10	19	3	-	3	3	-	3
Patent 11	19	6	-	6	6	-	6
Trademarks	Indefinite	50	-	50	50	-	50
Total intangible assets		$700	$(272)	$428	$673	$(230)	$443

 During the three and six months ended June 30, 2022 and 2021, the Company did not identify any events or changes in circumstances that indicated that the carrying value of its intangibles may not be recoverable. As such, there was no impairment of intangibles assets recognized for the three and six months ended June 30, 2022 and 2021. Amortization expense of intangibles included in the consolidated statements of operations was $8,000 and $31,000 for the three months ended June 30, 2022 and 2021, respectively. Amortization expense of intangibles included in the consolidated statements of operations was $42,000 and $61,000 for the six months ended June 30, 2022 and 2021, respectively.

The Company expects the future amortization of amortizable intangible assets held at June 30, 2022 to be (in thousands)

Estimated Amortization Expense
2023	31
2024	31
2025	30
2026	30
2027	30
Thereafter	226
Total	$378

9. Plant and Equipment

The composition of property, plant and equipment, net is as follows (in thousands):

	Useful Lives	As of June 30, 2022	As of December 31, 2021
Computer equipment	3 years	$728	$740
Computer software	3 years	801	811
Construction in progress		187	29
Furniture and fixtures	7 years	440	440
Laboratory equipment	5 years	625	566
Leasehold improvements	Lesser of life or lease term	242	242
RECELL Moulds	5 years	129	129
Less: accumulated amortization and depreciation		(1,903)	(1,695)
Total plant and equipment, net		$1,249	$1,262

Depreciation expense related to plant and equipment for the three months ended June 30, 2022 and 2021 was $129,000 and $145,000, respectively. Depreciation expense related to plant and equipment for the six months ended June 30, 2022 and 2021 was $258,000 and $282,000, respectively.

10. Prepaids and Other Current Assets and Other Long-Term Assets

Prepaids and other current assets consisted of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Prepaid expenses	$838	$1,124
Lease deposits	2	2
Accrued investment income	136	72
Other receivables	29	15
Total prepaids and other current assets	$1,005	$1,213

Prepaid expenses primarily consist of prepaid benefits and insurance.

Other long-term assets consisted of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
BARDA contract costs	378	504
Corporate-owned life insurance policies	737	304
Long-term lease deposits	124	124
Long-term prepaids	1	10
Total other long-term assets	1,240	$942

11. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. Long-lived assets are primarily located in the United States as of June 30, 2022, and December 31, 2021 with an insignificant amount located in Australia and the United Kingdom.

  Revenue by region for the three and six months ended June 30, 2022, and 2021 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue:
United States	$8,278	$10,240	$15,676	$18,965
Foreign:
Australia	29	49	116	74
United Kingdom	28	15	82	30
Total	$8,335	$10,304	$15,874	$19,069

Revenue and cost of sales by customer type for the three and six months ended June 30, 2022, and 2021 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue:
Commercial sales	$8,242	$6,699	$15,688	$11,321
BARDA:
Product sales	-	3,509	-	7,594
Services for emergency preparedness	93	96	186	154
Total	$8,335	$10,304	$15,874	$19,069

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Cost of sales
Commercial cost	$1,302	$1,214	$3,007	$2,180
BARDA:
Product cost	-	759	(12)	1,889
Emergency preparedness service cost	84	80	169	130
Total	$1,386	$2,053	$3,164	$4,199

12. Contingencies

The Company is subject to certain contingencies arising in the ordinary course of business. The Company records accruals for these contingencies to the extent that a loss is both probable and reasonably estimable. If some amount within a range of loss appears to be a better estimate than any other amount within the range, that amount is accrued. Alternatively, when no amount within a range of loss appears to be a better estimate than any other amount, the lowest amount in the range is accrued. The Company expenses legal costs associated with loss contingencies as incurred. As of June 30, 2022 and December 31, 2021, the Company did not have any outstanding or threatened litigation that would have a material impact to the financial statements.

13. Common and Preferred Stock

The Company’s CHESS Depositary Interests ("CDIs") are quoted on the ASX under the ticker code, “AVH”. The Company’s shares of common stock are quoted on NASDAQ under the ticker code, “RCEL”.  One share of common stock on NASDAQ is equivalent to five CDIs on the ASX.

As a result of the ‘implicit consolidation’ that occurred under the AVITA group's redomiciliation from Australia to the United States of America (the "Redomiciliation"), the number of shares of common stock on issue in the Company (as set out in the consolidated financial statements) is less than the number of ordinary shares in AVITA Medical (the prior parent company of the AVITA group) that was previously set out in the consolidated financial statements of AVITA Medical. All common share amounts included in the consolidated financial statements have been retroactively reduced by a factor of one hundred and all per share amounts have been increased by a factor or one hundred, with the exception of the Company’s common stock par value.

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. As of June 30, 2022, and December 31, 2021, 25,003,088 and 24,925,743 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

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

14. Revenues

Revenues

The Company’s revenue consists of sale of the RECELL System to hospitals or other treatment centers (“commercial customers”) and to BARDA (collectively “customers”), predominately in the United States. In addition, the Company records service revenue for the emergency preparedness services provided to BARDA.

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

For the contract with BARDA, the Company identified two performance obligations (i) the procurement of 5,614 RECELL units; and (ii) emergency preparedness services. The Company’s performance obligations are either satisfied at a point in time or over time as services are provided. The product procurement performance obligation is satisfied at a point in time, upon transfer of control of the product. RECELL units that have been delivered to BARDA have a product replacement obligation at no cost to BARDA due to product’s limited shelf-life. The estimated cost of the expired inventory over the term of the contract is recognized on a per unit basis at the time of delivery.  The liability is released upon replacement of the product along with a corresponding reduction to inventory. The Company has estimated deferred cost of approximately $52,000 and $64,000 as of June 30, 2022 and December 31, 2021, respectively, for the rotation cost of the product.  Such amounts are recorded in other current liabilities and other long-term liabilities as of June 30, 2022, and December 31, 2021, respectively. The emergency preparedness services performance obligation is satisfied over time.  Revenue for the emergency deployment will be recognized on a straight-line basis during the term of the contract as services are consumed over time. Services recognized for the three months ended June 30, 2022 and 2021 were $93,000 and $96,000, respectively, and are included in sales within the consolidated statements of operations. Services recognized for the six months ended June 30, 2022 and 2021 were $186,000 and $154,000, respectively.  Contract costs to fulfil the performance obligation are incremental and expected to be recovered are capitalized and amortized on a straight-line basis over the term of the contract. As of June 30, 2022 and December 31, 2021 contract costs of $378,000 and $504,000 are included in other long-term assets, respectively.

Remaining Performance Obligations

Revenues from remaining performance obligations are calculated as the dollar value of the remaining performance obligations on executed contracts. The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) pursuant to the Company’s existing customer agreements is $813,000 and $952,000 as of June 30, 2022 and December 31, 2021, respectively.  Approximately $378,000 for June 30, 2022 and $517,000 for December 31, 2021 of the total balance relates to our July 2020 contract with BARDA for the purchase, delivery and storage of RECELL Systems for emergency response preparedness for a period of three years. The Company expects to recognize this amount as services are provided to BARDA. For the remaining balance of $435,000 as of June 30, 2022 and December 31, 2021, the Company expects to recognize revenue on a straight-line basis over the term of the contract commencing with the generation of commercial sales to COSMOTEC.  We are contracted to manage this inventory of product until the federal government requests shipment or at contract termination on December 31, 2023.

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

Contract Assets and Contract Liabilities

Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance for which the Company does not have the right to payment. As of the period ended June 30, 2022 and December 31, 2021, the Company does not have any contract assets.

Contract liabilities are recorded when the Company receives payment prior to satisfying its obligation to transfer goods to a customer. The Company had $813,000 and $952,000 of contract liabilities as of June 30, 2022 and December 31, 2021, respectively. The balance relates to the unsatisfied performance obligation for emergency preparedness under the BARDA contract and COSMOTEC.  Performance obligation will be satisfied, and revenue will be recognized over time over the term of the contract.  For the three months ended June 30, 2022 and 2021, the Company recognized $93,000 and $96,000 of revenue from amounts included in the beginning balance of contract liabilities. For the six months ended June 30, 2022, and 2021, the Company recognized $186,000 and $154,000 of revenue from amounts included in the beginning balance of contract liabilities.

Cost to Obtain and Fulfill a Contract

Commercial contract fulfillment costs include commissions and shipping expenses. The Company has opted to immediately expense the incremental cost of obtaining a contract when the underlying related asset would have been amortized over one year or less. The Company generally does not incur costs to obtain new contracts.

BARDA Contract Costs

Cost to fulfill the BARDA emergency preparedness performance obligation, which primarily consist of billed costs to BARDA incurred in connection with the emergency deployment services, are incremental and expected to be recovered.  Costs are capitalized and amortized on a straight-line basis over the term of the contract. As of June 30, 2022, and December 31, 2021, the Company had $378,000 and $504,000 of contracts costs included in other long-term assets.  Amortization expense related to deferred contract costs were $84,000 and $80,000, during the three months ended June 30, 2022, and 2021, respectively, and are classified as cost of sales on the accompanying consolidated statements of operations. Amortization expense related to deferred contract costs were $169,000 and $129,000, during the six months ended June 30, 2022, and 2021, respectively. There was no impairment loss in relation to deferred contract costs during the three months ended June 30, 2022, and 2021, or the six months ended June 30, 2022 and 2021.

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

15. Share-Based Payment Plans

Overview of Employee Share-Based Compensation Plans

Our former parent company, AVITA Medical, adopted the Employee Share Plan and the Incentive Option Plan (collectively, the “2016 Plans”). Upon completion of the Redomiciliation, the 2016 Plans were terminated with respect to future grants and accordingly, there are no more shares available to be issued under the 2016 Plans.  In addition, upon completion of the Redomiciliation, the Company had an implicit consolidation or reverse stock split of 100:1 and all share information presented below in relation to the 2016 Plans has been presented on a reverse stock split basis. During November 2020, the Company, pursuant to Rule 416 under the Securities Act of 1933, filed a registration statement on Form S-8 to register a total of 1,750,000 shares of common stock which may be issued pursuant to the terms of the Company’s 2020 Omnibus Incentive Plan (“2020 Plan”). On December 22, 2021, the Company’s stockholders approved the issuance of options and awards to the Board of Directors and the CEO. These awards are subject to the vesting and performance conditions as denoted in the individual agreements.

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

The contractual term of awards granted under the 2020 Plan is ten years from the date of its grant. Unless otherwise specified, the vesting period of awards granted under the 2020 Plan was: (i) vest over a four year period in four equal installments, 25% at the end of each year from the date of grant, and /or (ii) subject to other performance criteria and hurdles, as determined by the Compensation Committee.

Share-Based Payment Expenses

Share-based payment transactions are recognized as compensation expense based on the fair value of the instrument on the date of grant.  The Company uses the graded-vesting method to recognize compensation expense.  Compensation cost is reduced for forfeitures as they occur in accordance with ASU 2016-09, simplifying the Accounting for Share-Based Payments ("ASU 2016-09"). During the three months ended June 30, 2022, and 2021, the Company recorded share-based compensation expense of $1.4 million, and $1.4 million, respectively. During the six months ended June 30, 2022, and 2021, the Company recorded share-based compensation expense of $4.3 million, and $2.7 million, respectively. No income tax benefit was recognized in the consolidated statements of operations for share-based payment arrangements for the three months ended June 30, 2022, and 2021, or the six months ended June 30, 2022, and 2021.

The Company has included share-based compensation expense as part of operating expenses in the accompanying consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Sales and marketing expenses	$285	$63	$614	$301
General and administrative expenses	983	1,172	3,310	2,102
Research and development expenses	146	175	422	340
Total	$1,414	$1,410	$4,346	$2,743

A summary of share option activity as of June 30, 2022, and changes during the period ended is presented below:

	Service Only Share Options	Performance Based Share Options	Market Awards	Total Share Options
Outstanding shares at December 31, 2021	1,129,126	599,994	27,600	1,756,720
Granted	42,700	-	-	42,700
Exercised	(125)	-	-	(125)
Expired	(3,025)	-	-	(3,025)
Forfeited	(22,200)	-	-	(22,200)
Outstanding shares at June 30, 2022	1,146,476	599,994	27,600	1,774,070
Exercisable at June 30, 2022	648,117	349,469	-	997,586

Restricted Stock Units

Restricted stock units (“RSUs”) are granted to executives as part of their long-term incentive compensation. RSUs granted prior to the 2020 Plan arise out of contracts between the Company's former parent company, AVITA Medical and the holders of such securities.  RSUs granted as a result of stockholder approval at the December 22, 2021 Annual General Meeting (“AGM”) arise out of contracts between the Company and the holders of such securities.  These RSU awards were approved by the Compensation Committee as determined necessary.  All RSU awards have a contractual term of 10 years and vest in accordance with the tenure or performance conditions as determined by the Compensation Committee and set out in the contracts between the Company and the holders of such securities.  The grant date fair value is determined based on the price of the Company stock price on the date of grant (stock price determined on NASDAQ post Redomiciliation and ASX prior to the Redomiciliation). RSUs primarily consist of awards to the CEO and other executives as well as Non-Executive Directors (as occurred following the 2021 AGM). The CEO RSU awards are described below.

A summary of the status of the Company’s unvested RSUs as of June 30, 2022, and changes that occurred during the year is presented below:

	Service Condition RSU	Performance Condition RSU	Market Condition	Total RSU's
Unvested RSUs outstanding at December 31, 2021	114,757	135,093	47,640	297,490
Granted	5,000	-	-	5,000
Vested	(47,507)	(29,713)	-	(77,220)
Forfeited	(4,350)	-	-	(4,350)
Unvested RSUs outstanding at June 30, 2022	67,900	105,380	47,640	220,920

2019 CEO RSUs

On November 2019, the equivalent of 395,542 RSUs were issued to the CEO with the following vesting terms:

a)

Tenure – the equivalent of 142,521 RSUs with a vesting period of three-years commencing on June 1, 2020.  As of June 30, 2022, the last tranche of 47,507 RSUs vested and were appropriately released and no RSUs are outstanding from this award.

b)

Milestone performance – 253,021 of the RSUs would vest upon satisfaction of various performance conditions.  As of June 30, 2022, all milestones have been achieved and all of the RSUs vested and were appropriately released and no RSUs are outstanding from this award..

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
o

9,410 awards (5,960 RSUs and 3,450 options) - Achieve Centers for Medicare and Medicaid Services reimbursement for out-patient transitional pass-through payment code (TPT) by June 30, 2022. This performance condition was met during the quarter ended March 31, 2022 resulting in RSUs vesting and the 5,960 shares of common stock being issued in respect of those vested RSUs and the 3,450 options vesting (although those vested options have not been exercised by the CEO as at the date of this Form 10-Q).

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

In order for any options or RSUs issued to the CEO to vest, both the service condition and the relevant performance or market condition (as set out in the relevant agreement between the Company and the CEO) must be satisfied. The market awards will partially vest upon satisfaction of the market condition, and the other portions will vest on the anniversary of the vesting condition or December 14 of the relevant year.  The VWAP condition has a minimum of three potential tranches and the market capitalization award has a minimum of two potential tranches.  For market-based awards, share-based compensation expense will be recognized over the longer of the expected achievement period for the relevant market condition and the service condition. The market condition period and the valuation of each tranche were determined using a Monte Carlo simulation. In the event the market condition is met prior to the expected achievement period, any then-unrecognized compensation expense associated with the options or RSUs that have vested with respect to both the market condition and the service condition will be recognized immediately in the Company’s consolidated statements of operations.

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

16. Income Taxes

At December 31, 2021, the Company and its subsidiaries had net operating loss carryforwards for federal, state, United Kingdom, and Australian income tax purposes of $122.0 million, $79.7 million, $31.9 million and $38.2 million respectively. The net operating loss carryforwards may be subject to limitation regarding their utilization against taxable income in future periods due to “change of ownership” provisions of the Internal Revenue Code and similar state and foreign provisions. Of these carryforwards, $21.7 million will expire, if not utilized, between 2026 through 2038. The state carryforwards begin to expire between 2026 through 2041. The remaining carryforwards have no expiration. The Company is forecasting current year losses and has full valuation allowances against its deferred tax assets. Tax expense for the three months ended June 30, 2022 and 2021 of $4,000 and $7,000, respectively, is related to state minimum taxes. Tax expense for the six months ended June 30, 2022 and 2021, is $8,000 and $17,000, respectively.

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

The Company has not identified any uncertain tax positions as of June 30, 2022 or December 31, 2021.

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

17. Net Loss per Share

The following is a reconciliation of the basic and diluted loss per share computations:

	Three months ended June 30,		Six months ended June 30,
	(in thousands, except per share data)
	2022	2021	2022	2021
Net Loss	$(6,261)	$(4,718)	$(15,724)	$(10,715)
Weighted-average common shares – outstanding, basic	24,971	24,861	24,955	23,803
Weighted-average common shares – outstanding, diluted	24,971	24,861	24,955	23,803
Net loss per common share, basic	$(0.25)	$(0.19)	$(0.63)	$(0.45)
Net loss per common share, diluted	$(0.25)	$(0.19)	$(0.63)	$(0.45)

The Company’s basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the relevant period. For the purposes of the calculation of diluted net loss per share, options to purchase common stock, restricted stock units and unvested shares of common stock issued upon the early exercise of stock options have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. Because the Company has reported a net loss for the three and six months ended June 30, 2022, and 2021, diluted net loss per common share is the same as the basic net loss per share for those periods.

18. Retirement Plans

The Company offers a 401(k)-retirement savings plan (the “401(k) Plan”) for its employees, including its executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code of 1986, as amended, allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. The Company matches contributions to the 401(k) Plan based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. The Company will match up to 6% of an employee’s compensation that the employee contributes to his or her 401(k) Plan account. Total Company matching contributions to the 401(k) Plan were $239,000 and $202,000 in the three months ended June 30, 2022 and 2021, respectively, and $471,000 and $423,000 in the six months ended June 30, 2022 and 2021.

Deferred compensation plans

The Company’s Deferred Compensation Plan (the "DCP"), which became effective on October 2021 allows for eligible management and highly compensated key employees to elect to defer a portion of their salary, bonus, commissions and RSU awards to later years. Cash deferrals are immediately vested and are subject to investment risk and a risk of forfeiture under certain circumstances. RSU deferrals are subject to the vesting conditions of the award. For cash deferrals, the Company matches 4% to 6% (depending on level) of employee contributions. These matching employer contributions are vested over a two-year period with 25% vesting on year one and 75% vesting on year two for employees under 55 years of age. Employer contributions for employees over 55 years of age are immediately vested. Employer contributions to the DCP were $38,000 and $0 for the three months ended June 30, 2022 and 2021, and $122,000 and $0 for the six months ended June 30, 2022 and 2021. The Company’s deferred compensation plan liability was $715,000 and $262,000 as of June 30, 2022 and December 31, 2021, respectively, and is included in other long-term liabilities.

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

	Fair Value as of June 30, 2022				Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Corporate-owned life insurance policies (1)	-	737	-	737	-	304	-	304

(1) The corporate-owned life insurance contracts are recorded at cash surrender value, which is provided by a third party and reflects the net asset value of the underlying publicly traded mutual funds and are categorized as Level 2.

Rabbi Trust

During April 2022, we established a rabbi trust for a select group of participants in which share awards granted under the 2020 Omnibus Incentive Plan (“2020 Plan”) may be deposited. The plan permits diversification of fully vested shares awarded into other equity securities subject to a six-month holding period subsequent to vesting. The rabbi trust is an irrevocable trust and no portion of the trust fund may be used for any purpose other than the delivery of those assets to the participants. The assets held in the rabbi trust are subject to the claims of our general creditors in the event of bankruptcy or insolvency. The value of the assets of the rabbi trust is consolidated into our financial statements. In accordance with ASR 268, Redeemable Preferred Stock, and ASC 718, Compensation — Stock Compensation, the deferred share awards are classified as an equity instrument and changes in fair value of the amount owed to the participant are not recognized.  Further, the redemption amounts of based on the vested percentage is recorded as temporary equity on the Consolidated Balance Sheet.  As of June 30, 2022, a total of 71,749 shares awards have been deferred, none of which have vested.  These unvested share awards are recorded at the redemption value of the share awards as non-qualified deferred compensation in the consolidated balance sheets.

The following table summarizes the eligible share award activity for the as of June 30, 2022, and December 31, 2021:

	As of
	June 30, 2022	December 31, 2021
Non-qualified deferred compensation share awards:
Balance at inception/beginning of period	-	-
Change in classification	192	-
Change in redemption value	(29)	-
Diversification of share awards	-	-
Ending Balance	163	-

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

Overview

The AVITA group of companies (comprising AVITA Medical, Inc. (“AVITA” or the “Company”) and its subsidiaries, including AVITA Medical Pty Limited, previously known as AVITA Medical Limited, (“AVITA Medical”)) (collectively, “AVITA Group” or “we”, “us”, or “our”) is a commercial-stage regenerative medicine company focused on the treatment of burns, trauma and other acute injuries, together with skin defects like vitiligo. The Company’s lead product is the RECELL® System, a device that enables healthcare professionals to produce a suspension of Spray-On Skin™ Cells using a small sample of the patient’s own skin. In September 2018, the United States Food & Drug Administration (“FDA”) granted premarket approval (“PMA”) to the RECELL System for use in the treatment of acute thermal burns in patients eighteen years and older. Following receipt of our original PMA, we commenced commercializing the RECELL System in January 2019 in the United States. In 2021 FDA expanded the approval to include pediatric acute full-thickness thermal burns. In February 2022, the FDA approved a PMA supplement for the RECELL® Autologous Cell Harvesting Device with enhanced ease-of-use, aimed at providing clinicians a more efficient user experience and simplified workflow. In addition, the FDA has granted the Company Investigational Device Exemptions (“IDEs”) which have enabled the Company to initiate pivotal clinical trials to further expand the approval of the RECELL System for soft tissue reconstruction and vitiligo. Enrollment of those clinical trials is complete, with topline results recently announced for the soft tissue reconstruction trial. Results from those studies are intended to support the Company’s pursuit of FDA approval to market the RECELL System in the United States for those indications.

The RECELL System is used to prepare Spray-On Skin Cells using a small amount of a patient’s own skin, providing a new way to treat severe burns, and simultaneously significantly reducing the amount of donor skin required. The RECELL System is designed to be used at the point of care as a standalone product, or in combination with “skin grafts”, known as split-thickness skin autografts, depending on the depth of the burn injury. The pivotal studies leading to the RECELL System’s FDA PMA for the treatment of acute thermal burns, demonstrated that the RECELL System treated burns using 97.5 percent less donor skin when used alone in second-degree burns, and 32 percent less donor skin when used with autograft for third-degree burns compared to standard of care autografting. In these studies, a statistically significant reduction in donor skin required to treat burn patients with the RECELL System was realized without any associated compromise to healing or safety outcomes. Donor site outcomes from the clinical trial for second-degree burns also revealed a statistically significant reduction in patient-reported pain, increased patient satisfaction and improved scar outcomes.

Our compelling data from prospective, randomized, controlled clinical trials conducted at major United States burn centers, health economics modeling, and real-world use globally demonstrate that the RECELL System is a significant advancement over the current standard of care for burn patients and offers benefits in clinical outcomes and cost savings.

The RECELL System is Therapeutic Goods Administration (“TGA”) registered in Australia cleared for use in the treatment of burns, acute wounds, scars and vitiligo. In Europe, the RECELL System received CE-mark approval for the treatment of burns, acute wounds, chronic wounds, scars and vitiligo. In February 2019, our marketing partner COSMOTEC filed a Japan’s

Pharmaceuticals and Medical Devices Act (“PMDA”) application for approval to market the RECELL System in Japan for the treatment of burns and other wounds. In February 2022, COSMOTEC’s application for regulatory approval was approved by the PMDA with labelling for treatment of burns. Presently, we are not actively marketing the RECELL System internationally and therefore do not derive meaningful revenue from the RECELL System in these markets.

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

COVID-19 Business Update and Risks Associated with COVID-19

Beginning in the first quarter of 2020, the ongoing coronavirus (“COVID-19”) pandemic has created significant disruptions to the global economies and financial markets.  In the United States, State and Local Governmental authorities have responded by issuing orders, of varying degrees, requiring quarantines, restrictions on travel, mandatory closures of certain non-essential businesses, as well as providing recommendations to minimize social gatherings or interactions. Due to such orders, the COVID-19 pandemic began impacting our operations and financial results.  For example, on March 19, 2020, the Executive Department of the State of California issued Executive Order N-33-20, ordering all individuals in the State of California to stay at home or at their place of residence except as needed to maintain continuity of operations of federal critical infrastructure sectors. Our primary operations are located in Valencia and Ventura, California. In response to this order, we took certain business measures which included institution of various workplace protections to ensure the safety of our employees (e.g., wearing of masks, wiping down high touch areas, etc.), and the limiting of vendors and visitors to our facilities. Essential staff in manufacturing and limited support functions have continued to work from our locations following appropriate hygiene and social distancing protocols. To reduce the risk to our employees and their families from potential exposure to COVID-19, we limited activities at our corporate headquarters, encouraged our employees to work from home, encouraged virtual meetings, restricted non-essential business travel, made physical modifications and enhancements to our facilities to effect social distancing, and provided personal protective equipment to our employees. We also increased safety stocks of our product, established temporary satellite product storage locations, and accelerated initiatives to increase sourcing options. Once most restrictions were lifted, we resumed in-office work at our corporate headquarters during March 2022, on a hybrid work schedule for some of our employees.  We also lifted the restriction on non-essential business travel as more states and countries began to lift travel restrictions. However, during July 2022, due to the resurgence in COVID-19 cases and hospitalizations in Los Angeles County due primarily to the Omicron BA.5 variant, we have resumed work from home for our employees at the corporate headquarters with essential staff and manufacturing and limited support functions continuing to work from our locations as we continue to monitor the fluid situation. Throughout the pandemic, we have remained focused on managing the business for the long-term, including maintaining our employee workforce as well as continuing to invest in critical research and development, clinical, and corporate infrastructure-related programs.

The ongoing global COVID-19 pandemic presents significant risks to us and may have far reaching impacts on our business, operations, and financial results and condition, directly and indirectly, including, without limitation, impacts on: the health of our management and employees; manufacturing, distribution, marketing and sales operations; research and development activities, including clinical activities; and customer and patient behaviors. Moreover, beginning in March 2020, access to hospitals and other customer sites was restricted to essential personnel, which negatively impacted our ability to promote the use of the RECELL System with physicians, and to enroll our clinical studies. In addition, some hospitals and other burn centers suspended the treatment of burn patients or re-distributed those patients to other treatment facilities and, together with a general reduction in broader economic activity (e.g., reduced travel, reduced mobility, suspension of certain business operations, etc.), this resulted in a reduction in the volume of burn procedures using the RECELL System in the immediate period following the implementation of those protective measures. In addition, we experienced periodic enrollment cessation in our clinical trials due to COVID-19 as well as having individuals excluded because they had contracted COVID-19.

We are continuing to monitor the impact of the COVID-19 pandemic on our employees, customers, and on the markets in which we operate. We will take further actions that we consider prudent to address the COVID-19 pandemic, including reducing spending, while ensuring that we can support our customers and continue to develop our products. The ultimate extent of the impact of the COVID-19 pandemic on us, including the discovery and spread of existing and future contagious variants to COVID-19 such as Omicron BA.5, remains highly uncertain and will depend on future developments and factors that continue to evolve. These factors, among others include the widespread vaccination of populations including recently approved booster regimens, especially in the U.S. and improvements in treatments and therapeutics for those with COVID-19, which are outside of our control, and could exist for an extended period of time even after the pandemic might end. Further imposition of quarantines, shelter-in-place and similar government orders which are outside of our control have also impacted and could continue to impact our third-party manufacturers and suppliers which could in turn adversely impact the availability or cost of materials, which could disrupt our supply chain.

Results of Operations for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

The table below summarizes the results of our continuing operations for each of the periods presented (in thousands).

	Three Months Ended June 30,
	2022	2021	Change ($)	% Change Favorable/(Unfavorable)
Revenues	$8,335	$10,304	$(1,969)	(19%)
Cost of sales	(1,386)	(2,053)	667	32%
Gross profit	6,949	8,251	(1,302)	(16%)
BARDA income	551	440	111	25%
Operating expenses:
Sales and marketing expenses	(5,332)	(4,146)	(1,186)	(29%)
General and administrative expenses	(5,471)	(5,275)	(196)	(4%)
Research and development expenses	(3,059)	(3,974)	915	23%
Total operating expenses	(13,862)	(13,395)	(467)	(3%)
Operating loss	(6,362)	(4,704)	(1,658)	(35%)
Interest expense	(4)	(9)	5	56%
Other income	109	2	107	5350%
Loss before income taxes	(6,257)	(4,711)	(1,546)	(33%)
Income tax expense	(4)	(7)	3	43%
Net loss	$(6,261)	$(4,718)	$(1,543)	(33%)

Total net revenues decreased by 19% to $8.3 million, compared to $10.3 million in the corresponding period in the prior year. The decrease in the current period revenue was driven by our recognition of $3.6 million in Biomedical Advanced Research and Development Authority (“BARDA”) related revenue in the prior year resulting from our delivery of units to managed inventory for BARDA for emergency response preparedness.  Our commercial revenue in the current period increased by $1.5 million or 23%, compared to the corresponding period in the prior year. The growth in commercial revenues was largely driven by an increase in the number of customers ordering as well as the average order size for those customers.

Gross profit margin increased by 3% to 83% compared to the corresponding period in the prior year. In the prior year our gross margins were lower compared to historical periods due to the lower price point associated with units that were delivered to managed inventory for BARDA as the BARDA contract was negotiated prior to establishing a higher price point through commercialization in the United States.

BARDA income increased by 25% to $551,000, compared to $440,000 for the corresponding period in the prior year.  BARDA income consisted of funding from the Biomedical Advanced Research and Development Authority, under the Assistant Secretary for Preparedness and Response, within the U.S. Department of Health and Human Services, under ongoing USG Contract No. HHSO100201500028C. BARDA income increased as a result of funding by BARDA for the pivotal trial for use of the RECELL System for soft tissue reconstruction.

Total operating expenses increased by 3% or $0.5 million to $13.9 million, compared with $13.4 million in the corresponding period in the prior year.

Sales and marketing expenses increased by 29% or $1.2 million to $5.3 million, compared to $4.1 million incurred in the corresponding period in the prior year. Higher costs in the current year were primarily attributed to an increase in pre-commercialization costs, an increase in field personnel and higher share-based compensation expenses.  Increased pre-commercialization costs were incurred for planning for RECELL launches in soft tissue reconstruction and vitiligo.  Higher costs for field personnel were due to additional headcount added to deepen penetration within individual customer accounts. Higher share-based compensation expenses were due to our granting of a long-term incentive plan to drive value to the business.

General and administrative expenses increased by 4% or $0.2 million to $5.5 million, compared to $5.3 million incurred in the same period in the prior year. The increase was primarily due to higher compensation costs associated with expanding our workforce to support the overall operations along with higher professional fees, partially offset by lower stock-based compensation expenses.  Increased professional fees were associated with costs to further expand the capabilities in our Ventura facility. Lower share-based compensation expenses in the current quarter were driven by certain milestones being met in the prior year.

Research and development expenses decreased by 23% or $0.9 million to $3.1 million, compared to $4.0 million incurred in the same period in the prior year.  Higher costs in the prior year were primarily driven by research and development costs associated with furthering the Company’s pipeline along with ramping up clinical trial costs related activities for treatment of soft tissue and vitiligo.  The favorable variance is not a purposeful reduction in spending but reflects that certain programs were in lower cost phases during this quarter.

Results of Operations for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

The table below summarizes the results of our continuing operations for each of the periods presented (in thousands).

	Six-Months Ended June 30,
	2022	2021	Change ($)	% Change Favorable/(Unfavorable)
Revenues	$15,874	$19,069	$(3,195)	(17%)
Cost of sales	(3,164)	(4,199)	1,035	25%
Gross profit	12,710	14,870	(2,160)	(15%)
BARDA income	1,285	1,010	275	27%
Operating expenses:
Sales and marketing expenses	(10,160)	(7,795)	(2,365)	(30%)
General and administrative expenses	(13,005)	(10,697)	(2,308)	(22%)
Research and development expenses	(6,679)	(8,083)	1,404	17%
Total operating expenses	(29,844)	(26,575)	(3,269)	(12%)
Operating loss	(15,849)	(10,695)	(5,154)	(48%)
Interest expense	(4)	(12)	8	67%
Other income	137	9	128	1422%
Loss before income taxes	(15,716)	(10,698)	(5,018)	(47%)
Income tax expense	(8)	(17)	9	53%
Net loss	$(15,724)	$(10,715)	$(5,009)	(47%)

Total net revenues decreased by 17% to $15.9 million, compared to $19.1 million in the corresponding period in the prior year. The decrease in the current year revenue was driven by our recognition of $7.8 million in BARDA related revenue in the prior year resulting from our delivery of units to managed inventory for BARDA for emergency response preparedness.  Our commercial revenue in the current year increased by $4.4 million or 39%, compared to the corresponding period in the prior year. The growth in commercial revenues was largely driven by an increase in the number of customers ordering as well as the average order size for those customers.

Gross profit margin increased by 2% to 80% compared to the corresponding period in the prior year. In the prior year our gross margins were lower compared to historical periods due to the lower price point associated with units that were delivered to managed inventory for BARDA as the BARDA contract was negotiated prior to establishing a higher price point through commercialization in the United States.

BARDA income increased by 27% to $1.3 million, compared to $1.0 million for the corresponding period in the prior year.  BARDA income consisted of funding from the Biomedical Advanced Research and Development Authority, under the Assistant Secretary for Preparedness and Response, within the U.S. Department of Health and Human Services, under ongoing USG Contract No. HHSO100201500028C. BARDA income increased as a result of funding by BARDA for the pivotal trial for use of the RECELL System for soft tissue reconstruction.

Total operating expenses increased by 12% or $3.3 million to $29.9 million, compared with $26.6 million in the corresponding period in the prior year.

Sales and marketing expenses increased by 30% or $2.4 million to $10.2 million, compared to $7.8 million incurred in the corresponding period in the prior year. Higher costs in the current year were driven by an increase in salaries and benefits, increase in pre-commercialization costs, higher share-based compensation expenses and higher travel costs.  Increased salaries and benefits are attributable to an increase in field personnel to further deepen the penetration within individual customer accounts, along with higher commissions due to the increase in revenues.  Higher pre-commercialization costs were incurred for planning for RECELL launches in soft tissue reconstruction and vitiligo.  Increased share-based compensation expenses were driven by our granting of a long-term incentive plan to drive value to the business. Higher travel costs were due to fewer COVID-19 travel restrictions in the current year.

General and administrative expenses increased by 22% or $2.3 million to $13.0 million, compared to $10.7 million incurred in the same period in the prior year. The increase was primarily driven by higher share-based compensation expenses associated with the acceleration for certain performance milestones being met in the period, along with higher compensation costs.  Higher compensation costs were associated with expanding our workforce to support the overall operations along with hiring of an executive at the end of March 2021.

Research and development expenses decreased by 17% or $1.4 million to $6.7 million, compared to $8.1 million incurred in the same period in the prior year.  Higher costs in the prior year were primarily driven by research and development costs associated with furthering the Company’s pipeline along with ramping up clinical trial costs related activities for treatment of vitiligo.  The favorable variance is not a purposeful reduction in spending but reflects that certain programs were in lower cost phases during this period.

Liquidity and Capital Resources

We expect to utilize cash reserves until U.S. sales of our products reach a level sufficient to fund ongoing operations. The AVITA Group has historically funded its research and development activities, and more recently its substantial investment in sales and marketing activities, through raising capital by issuing securities, and it is expected that similar funding will be obtained to provide working capital if and when required. As of June 30, 2022, the Company has sufficient cash reserves to fund operations for the next 12-months. If the Company is unable to raise capital in the future, the Company may need to curtail expenditures by scaling back certain research and development or other programs.

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months ended
(In Thousands)	June 30, 2022	June 30, 2021
Net cash used in operations	$(12,877)	$(12,536)
Net cash used in investing activities	(7,845)	(526)
Net cash provided by financing activities	1	64,058
Effect of foreign exchange rate on cash and cash equivalents and restricted cash	(52)	(15)
Net increase/(decrease) in cash and cash equivalents and restricted cash	(20,773)	50,981
Cash and cash equivalents and restricted cash at beginning of year	55,712	59,966
Cash and cash equivalents and restricted cash at end of year	34,939	110,947

Six months ended June 30, 2022, and 2021.

Net cash used in operating activities was $12.9 million and $12.5 million during the six months ended June 30, 2022, and 2021, respectively. The increase was primarily driven by higher operating costs partially offset by the collection of BARDA and trade receivables outstanding in the current period.

Net cash used in investing activities was $7.9 million and $0.5 million during the six months ended June 30, 2022, and 2021, respectively. Cash flows used for investing activities was primarily attributable to our investments into marketable securities.

Net cash provided by financing activities was $1 thousand and $64.0 million during the six months ended June 30, 2022, and 2021, respectively. The decrease in cash provided by financing activities is related to proceeds from the capital raise in March 2021.

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

For the period ended June 30, 2022, there were no dividends paid and we have no plans to commence the payment of dividends. We have no purchase commitments or long-term contractual obligations as of June 30, 2022. We have no committed plans to issue further shares on the market but will continue to assess market conditions and the Company’s cash flow requirements to ensure the Company is appropriately funded in order to pursue its various opportunities.

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

Commitments and Contractual Obligations

The Company does not have any contractual obligations or purchase commitments, except for lease obligations for the period ended June 30, 2022. For details of lease obligations refer to Note 6 in the consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of June 30, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal year 2022 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date:	August 11, 2022	AVITA MEDICAL, INC.

		By:	/s/ Dr. Michael Perry
Dr. Michael Perry
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Michael Holder
Michael Holder
Chief Financial Officer