Form 10-Q
period 2022-09-30
AVITA Medical, Inc.
filed 2022-11-10
CIK 1762303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares of the registrant’s $0.0001 par value common stock outstanding as of November 7, 2022 was 25,030,902

DCP

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

PART I – Financial Information

Item 1. FINANCIAL STATEMENTS

AVITA MEDICAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	As of
	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$23,613	$55,511
Marketable securities	60,559	29,649
Accounts receivable, net	3,553	3,118
BARDA receivables	792	308
Prepaids and other current assets	1,041	1,213
Restricted cash	202	201
Inventory	1,960	2,132
Total current assets	91,720	92,132
Marketable securities, long-term	4,012	19,692
Plant and equipment, net	1,226	1,262
Operating lease right-of-use assets	1,029	1,544
Corporate-owned life insurance asset	948	304
Intangible assets, net	449	443
Other long-term assets	548	638
Total assets	$99,932	$116,015
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities	3,118	2,708
Accrued wages and fringe benefits	4,776	5,363
Other current liabilities	1,619	1,075
Total current liabilities	9,513	9,146
Non-qualified deferred compensation plan liability	1,016	262
Contract liabilities	740	952
Operating lease liabilities, long-term	405	918
Other long-term liabilities	-	113
Total liabilities	$11,674	$11,391
Non-qualified deferred compensation plan share awards	272	-
Contingencies (Note 12)
Shareholders' Equity:
Common stock, $0.0001 par value per share, 200,000,000 shares authorized, 25,030,902 and 24,925,743 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	3	3
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding at September 30, 2022 and December 31, 2021	-	-
Company common stock held by the non-qualified deferred compensation plan	(127)	-
Additional paid-in capital	337,995	332,484
Accumulated other comprehensive income	7,350	8,060
Accumulated deficit	(257,235)	(235,923)
Total shareholders' equity	$87,986	$104,624
Total liabilities and shareholders' equity	$99,932	$116,015

The accompanying notes form part of the unaudited consolidated financial statements.

AVITA MEDICAL, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2022	2021	2022	2021
Revenues	$9,092	$7,020	$24,966	$26,089
Cost of sales	(1,530)	(1,088)	(4,694)	(5,287)
Gross profit	7,562	5,932	20,272	20,802
BARDA income	904	374	2,189	1,384
Operating expenses:
Sales and marketing expenses	(5,411)	(3,518)	(15,571)	(11,313)
General and administrative expenses	(5,004)	(5,349)	(18,009)	(16,046)
Research and development expenses	(3,799)	(3,388)	(10,478)	(11,471)
Total operating expenses	(14,214)	(12,255)	(44,058)	(38,830)
Operating loss	(5,748)	(5,949)	(21,597)	(16,644)
Interest expense	(6)	(9)	(10)	(21)
Other income	170	16	307	25
Loss before income taxes	(5,584)	(5,942)	(21,300)	(16,640)
Income tax expense	(4)	(6)	(12)	(23)
Net loss	$(5,588)	$(5,948)	$(21,312)	$(16,663)
Net loss per common share:
Basic	$(0.22)	$(0.24)	$(0.85)	$(0.69)
Diluted	$(0.22)	$(0.24)	$(0.85)	$(0.69)
Weighted-average common shares:
Basic	25,006,995	24,905,403	24,972,331	24,174,811
Diluted	25,006,995	24,905,403	24,972,331	24,174,811

The accompanying notes form part of the unaudited consolidated financial statements.

AVITA MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(5,588)	$(5,948)	$(21,312)	$(16,663)
Change in foreign currency translation loss	(96)	(50)	(188)	(80)
Change in net unrealized loss on marketable securities, net of tax	(90)	(10)	(522)	(10)
Comprehensive loss	$(5,774)	$(6,008)	$(22,022)	$(16,753)

The accompanying notes form part of the unaudited consolidated financial statements.

AVITA MEDICAL, INC.

Consolidated Statements of Shareholders’ Equity

(In thousands, except shares)

(Unaudited)

	Three-Months Ended September 30, 2022
	Common Stock
	Shares	Amount	Company common stock held by the NQDC	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Shareholders' Equity
Balance at June 30, 2022	25,003,088	$3	$-	$336,668	$7,536	$(251,647)	$92,560
Net loss	-	-		-	-	(5,588)	(5,588)
Share-based compensation	-	-	-	1,229	-	-	1,229
Vesting of restricted stock units	9,887	-	-	-	-	-	-
Company common stock held by the NQDC	17,927	-	(127)	127	-	-	-
Change in redemption value of share awards in NQDC plan	-	-	-	(29)	-	-	(29)
Other comprehensive loss	-	-	-	-	(186)	-	(186)
Balance at September 30, 2022	25,030,902	$3	$(127)	$337,995	$7,350	$(257,235)	$87,986

	Three-Months Ended September 30, 2021
	Common Stock
	Shares	Amount	Company common stock held by the NQDC	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Shareholders' Equity
Balance at June 30, 2021	24,895,864	$3	$-	$328,889	$8,259	$(221,496)	$115,655
Net loss	-	-	-	-	-	(5,948)	(5,948)
Share-based compensation	-	-	-	1,842	-	-	1,842
Exercise of stock options	500	-	-	3	-	-	3
Vesting of restricted stock units	28,754	-	-	-	-	-	-
Other comprehensive loss	-	-	-	-	(60)	-	(60)
Balance at September 30, 2021	24,925,118	$3	$-	$330,734	$8,199	$(227,444)	$111,492

	Nine-Months Ended September 30, 2022
	Common Stock
	Shares	Amount	Company common stock held by the NQDC	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2021	24,925,743	$3	$-	$332,484	$8,060	$(235,923)	$104,624
Net loss	-	-	-	-	-	(21,312)	(21,312)
Share-based compensation	-	-	-	5,495	-	-	5,495
Exercise of stock options	125	-	-	1	-	-	1
Vesting of restricted stock units	87,107	-	-	-	-	-	-
Company common stock held by the NQDC	17,927	-	(127)	127	-	-	-
Change in classification of deferred compensation share awards	-	-	-	(192)	-	-	(192)
Change in redemption value of share awards in NQDC plan	-	-	-	80	-	-	80
Other comprehensive loss	-	-	-	-	(710)	-	(710)
Balance at September 30, 2022	25,030,902	$3	$(127)	$337,995	$7,350	$(257,235)	$87,986

	Nine-Months Ended September 30, 2021
	Common Stock
	Shares	Amount	Company common stock held by the NQDC	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2020	21,625,058	$3	$-	$262,086	$8,289	$(210,781)	$59,597
Net loss	-	-	-	-	-	(16,663)	(16,663)
Issuance of common stock under direct placement	3,214,250	-	-	69,106	-	-	69,106
Issuance costs associated with direct placement	-	-	-	(5,109)	-	-	(5,109)
Share-based compensation	-	-	-	4,585	-	-	4,585
Exercise of stock options	9,550	-	-	66	-	-	66
Vesting of RSU awards	76,260	-	-	-	-	-	-
Other comprehensive loss	-	-	-	-	(90)	-	(90)
Balance at September 30, 2021	24,925,118	$3	$-	$330,734	$8,199	$(227,444)	$111,492

The accompanying notes form part of the unaudited consolidated financial statements.

AVITA Medical, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine-Months Ended
	September 30, 2022	September 30, 2021
Cash flow from operating activities:
Net loss	$(21,312)	$(16,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	438	517
Share-based compensation	5,782	4,585
Non-cash lease expense	515	477
Loss on fixed asset disposal	3	130
Patent impairment loss	-	19
Remeasurement and foreign currency transaction gain	(121)	(28)
Excess and obsolete inventory related charges	284	288
BARDA deferred costs	(12)	343
Contract cost amortization	253	211
Provision for doubtful accounts	10	21
Amortization of premium of marketable securities	(12)	36
Non-cash changes in the fair value of NQDC plan	(5)	-
Changes in operating assets and liabilities:
Trade and other receivables	(449)	(1,197)
BARDA receivables	(484)	(163)
Prepaids and other current assets	168	(316)
Inventory	(119)	107
Operating lease liability	(531)	(492)
Corporate-owned life insurance asset	(840)	-
Other long-term assets	(163)	(763)
Accounts payable and accrued expenses	433	(336)
Accrued wages and fringe benefits	(570)	(635)
Other current liabilities	511	70
Non-qualified deferred compensation plan liability	829	-
Contract liabilities	(212)	422
Other long-term liabilities	(50)	238
Net cash used in operations	(15,654)	(13,129)
Cash flows from investing activities:
Purchase of marketable securities	(59,408)	(49,550)
Maturities of marketable securities	43,669	-
Cash paid for property and equipment	(382)	(490)
Cash paid for patent filing fees	(53)	(142)
Net cash used in investing activities	(16,174)	(50,182)
Cash flow from financing activities:
Proceeds from direct placement of common stock	-	69,106
Issuance cost associated with direct placement	-	(5,109)
Principal repayment of finance lease	-	(2)
Proceeds from exercise of stock options	1	66
Net cash provided by financing activities	1	64,061
Effect of foreign exchange rate on cash and restricted cash	(70)	(31)
Net increase/(decrease) in cash and cash equivalents and restricted cash	(31,897)	719
Cash and cash equivalents and restricted cash beginning of the period	55,712	59,966
Cash and cash equivalents and restricted cash end of the period	$23,815	$60,685
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$17	$28
Cash paid for interest	$10	$20
Plant and equipment purchases not yet paid	$7	$-

The accompanying notes form part of the unaudited consolidated financial statements.

AVITA MEDICAL, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. The Company

Nature of the Business

The AVITA group of companies (comprising AVITA Medical, Inc. (“AVITA” or the “Company”) and its subsidiaries, including AVITA Medical Pty Limited, previously known as AVITA Medical Limited (“AVITA Medical”)) (collectively, “AVITA Group” or “we”, “us”, or “our”), is a regenerative medicine company leading the development and commercialization of devices and autologous cellular therapies for skin restoration. The Company’s RECELL® System technology platform harnesses the regenerative properties of a patient’s own skin to create Spray-On Skin™ cells. In September 2018, the United States Food & Drug Administration (“FDA”) granted premarket approval (“PMA”) to the RECELL System for use in the treatment of acute partial-thickness thermal burns in patients eighteen years and older. Following receipt of our original PMA, we commenced commercialization of the RECELL System in January 2019 in the United States. In June 2021, the FDA approved expanded use of the RECELL System in combination of meshed autografting for acute full-thickness thermal wounds in pediatric and adult patients. In February 2022, the FDA approved a PMA supplement for the RECELL Autologous Cell Harvesting Device, an enhanced ease-of-use device aimed at providing clinicians a more efficient user experience and simplified workflow. In addition, the FDA has granted the Company Investigational Device Exemptions (“IDEs”), which have enabled the Company to initiate pivotal clinical trials to further expand the indications of the RECELL System for the treatment of soft tissue repair and vitiligo. Enrollment of those clinical trials is complete, with topline results recently announced for both the soft tissue repair and vitiligo trials. Results from those studies are intended to support the Company’s pursuit of FDA approval to market the RECELL System in the United States for those indications.

In February 2019, we entered into a collaboration with COSMOTEC, an M3 Group company, to market and distribute the RECELL System in Japan. We worked with COSMOTEC to advance our application for approval of the RECELL System in Japan pursuant to Japan’s Pharmaceuticals and Medical Devices Act (“PMDA”). In February 2022, COSMOTEC’s application for regulatory approval was approved by the PMDA initially with labelling for burns only. In September 2022, COSMOTEC commercially launched RECELL in Japan following Japan’s Ministry of Health, Labor, and Welfare approval of reimbursement pricing. Once data from the soft tissue repair and vitiligo trials are available from the Company’s related U.S. clinical trials, COSMOTEC plans to submit a further application for soft tissue repair and vitiligo indications.

In March 2020, the World Health Organization declared the outbreak of a novel strain of the coronavirus (“COVID-19”) a pandemic. We continue to closely monitor the impact surrounding the spread and potential resurgence of COVID-19 due to existing and future variants. As of the date of this filing, with the continued overall decrease in COVID-19 infections and hospitalizations and government imposed restrictions having been lifted, we continue to be unable to predict the full impact that the ongoing COVID-19 pandemic will have on our future results of operations, liquidity, and financial condition due to numerous uncertainties, including the duration of the pandemic and the actions that may be taken in the future by government authorities across the United States in response to new variants. The Company has assessed the potential impact of COVID-19 on certain accounting matters including, but not limited to, the allowance for doubtful accounts, inventory reserves and return reserves, and impairment considerations for long-lived assets, marketable securities and intangibles, as of September 30, 2022, and through the date of this report. With respect to future operating results, it is not possible at this time to predict, with any degree of precision, the effects of COVID-19. Consequently, actual results for accounting estimates and assumptions, particularly those relating to the recoverability of certain intangible assets and estimates of expected credit losses on accounts receivable could differ from these estimates. However, we do not currently believe that COVID-19 will result in any significant changes in costs going forward. We will continue to monitor the performance of our business and reassess the impacts of COVID-19 and its variants.

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

Reclassification of Prior Year Presentation

Certain prior year amounts within other long-term assets and other long-term liabilities have been reclassified to Corporate-owned life insurance asset and Non-qualified deferred compensation plan liability, respectively, in the Consolidated Balance Sheets, for consistency with current period presentation. These reclassifications had no effect on the reported results of operations or financial position.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts (including doubtful accounts, carrying value of long-lived assets, the useful lives of long-lived assets, accounting for marketable securities, income taxes, share-based compensation, and the stand-alone selling price for the BARDA contract) and related disclosures. Estimates have been prepared on the basis of the current and available information. However, actual results could differ from estimated amounts.

Foreign Currency Translation and Foreign Currency Transactions

The financial position and results of operations of the Company’s operating non-U.S. subsidiaries are generally determined using the respective local currency as the functional currency of that subsidiary. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive gain (loss) in shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in general and administrative expenses and were a gain of $76,000 and $41,000 for the three-months ended September 30, 2022 and 2021, respectively. Foreign currency transactions were a gain of $123,000 and $58,000 for the nine-months ended September 30, 2022 and 2021, respectively.

The Company’s non-operating subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period and nonmonetary assets and liabilities at historical rates. Gains and losses resulting from these remeasurements and foreign currency transactions are included in general and administrative expenses.  During the three-months ended September 30, 2022 and 2021, the Company recorded gains of $6,000 and a loss of $14,000, respectively. The Company recorded losses of $2,000 and $30,000 for the nine-months ended September 30, 2022 and 2021, respectively.

Comprehensive Loss

The components of comprehensive loss consist of net loss, foreign currency translation adjustments from its subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses in investments available for sale. The Company did not have reclassifications from other comprehensive loss to net loss during the three and nine-months ended September 30, 2022.

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

The Company’s performance obligations are either satisfied at a point in time or over time as services are provided. The product procurement performance obligation is satisfied at a point in time, upon transfer of control of the product. As such, the related revenue for these performance obligations is recognized at a point in time as revenue within the Company’s Consolidated Statement of Operations. In addition to guidance under ASC 606, the Company recognizes revenue from the sales of RECELL product to BARDA for placement into vaccine stockpiles in accordance with SEC Interpretation, Commission Guidance regarding Accounting for Sale of Vaccines and BioTerror Countermeasures to the Federal Government for Placement into the Pediatric Vaccine Stockpile or the Strategic National Stockpile (SNS). Under this guidance, revenue is recognized when product is placed in the BARDA vendor-managed inventory as control of the product has been transferred to the customer at the time of delivery to the VMI.  RECELL units that have been delivered to BARDA have a product replacement obligation at no cost to BARDA due to the product’s limited shelf-life. The estimated cost of the expired inventory over the term of the contract is recognized on a per unit basis at the time of delivery. The liability is released upon replacement of the product along with a corresponding reduction to inventory. The Company has estimated deferred cost of approximately $52,000 and $64,000 as of September 30, 2022 and December 31, 2021, respectively, for the rotation cost of the product. Such amounts are recorded in other current liabilities and other long-term liabilities as of September 30, 2022, and December 31, 2021, respectively. The emergency preparedness services performance obligation is satisfied over time.  Revenue for the emergency deployment will be recognized on a straight-line basis during the term of the contract as services are consumed over time. Services recognized are included in sales within the consolidated statements of operations. Contract costs to fulfil the performance obligations are incremental and expected to be recovered are capitalized and amortized on a straight-line basis over the term of the contract. Contract costs are included in Other long-term assets in the Consolidated Balance Sheets.

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

Income Taxes

Income taxes are accounted for using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income or loss in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the Consolidated Balance Sheets.

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

Cash and Cash Equivalents

Consists of cash held at deposit institutions and cash equivalents.  Cash equivalents consist of short-term highly liquid investments with original maturities of three-months or less from the date of purchase and consist primarily of money market funds. The Company holds cash at deposit institutions in the amount of $6.2 million and $4.4 million of which $296,000 and $203,000 is denominated in foreign currencies in foreign institutions as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company held cash equivalents in the amount of $17.4 million and $51.1 million, respectively.

Restricted Cash

Pursuant to a contractual agreement to maintain the business credit card, the Company must maintain restricted cash deposits which amounted to approximately $202,000 and $201,000 as of September 30, 2022 and December 31, 2021, respectively.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, trade receivables, BARDA receivables and other receivables. As of September 30, 2022 and December 31, 2021, substantially all of the Company’s cash was deposited in accounts at financial institutions, and amounts may exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institutions in which its cash is held.

As of September 30, 2022, no single commercial customer accounted for more than 10% of total net accounts receivable. As of December 31, 2021, one commercial customer accounted for approximately 10% of net accounts receivable. For the three-months ended September 30, 2022 and 2021, no single customer accounted for more than 10% of revenues. For the nine-months ended September 30, 2022, one customer accounted for more than 10% of total revenue.  For the nine-months ended September 30, 2021, no single customer accounted for more than 10% of revenues. BARDA revenue for emergency deployment accounted for approximately 1% and 1% of total revenues for the three-months ended September 30, 2022 and 2021, respectively. For the nine-months ended

September 30, 2022 and 2021, BARDA revenue for emergency deployment accounted for approximately 1% and 30% of total revenues, respectively. BARDA receivables for emergency preparedness services accounted for 2% and 3% of total BARDA receivables as of September 30, 2022 and December 31, 2021, respectively. See table below for breakdown of BARDA receivables (in thousands).

	As of September 30, 2022	As of December 31, 2021
BARDA procurement and emergency preparedness services	$15	$9
BARDA expense reimbursements	777	299
Total BARDA receivables	$792	$308

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

If necessary, the Company will recognize an allowance for credit losses on available-for-sale debt securities on an individual basis, and will no longer consider other than-temporary impairment or immediately reduce the cost basis of the investment provided that it is more likely than not that the security will be held to recovery or maturity. Further, the Company will recognize any improvements in estimated credit losses on available-for-sale debt securities immediately in earnings and reduce the existing allowance for credit losses. The Company will disaggregate its available-for-sale debt securities into the following categories: commercial paper, corporate debt, government and agency securities, asset backed securities and money market funds. The Company’s corporate bonds are comprised of predominantly high-grade corporate bonds while its government and agency securities are U.S. treasury bonds, and U.S. agency bonds. The Company has analyzed both corporate bonds and government and agency securities and identified that both types of securities have similar risk characteristics in that they are traded infrequently and have contractual interest rates and maturity dates.

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

Leases

The Company has operating leases for corporate office space, manufacturing and a warehouse facility.  The Company’s operating leases have remaining lease terms of one year to two years, some of which include options to renew the lease.  At contract inception, the Company determines whether the contract is a lease or contains a lease. A contract contains a lease if the Company is both able to identify an asset and can conclude it has the right to control the identified asset for a period of time. Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets.

Right-of-use (“ROU”) assets represent the Company’s right to control an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an explicit rate, the Company used its incremental borrowing rate (“IBR”) based on the information available at the commencement date in determining the discount rate used to present value lease payments. In determining the IBR, the Company considered its credit rating and current market interest rates. The IBR used approximates the interest that the Company would be required to pay for a collateralized loan over a similar term. The Company’s leases typically do not include any residual value guarantees or asset retirement obligations.

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

Share-based compensation

The Company records compensation expense for stock options based on the fair market value of the awards on the date of grant. The fair value of share-based compensation awards is amortized over the vesting period of the award. Compensation expense for performance-based awards is evaluated based on the number of shares ultimately expected to vest, estimated at each grant date based on management’s expectations regarding the relevant performance criteria, if any. The Black-Scholes option pricing model and Monte Carlo Simulation were used to estimate the fair value of the time-based and performance-based options, respectively.  To estimate the grant date fair value of the performance vesting employee stock options, we utilized a Monte Carlo simulation-based approach to capture the holder’s expected post-vesting exercise behavior.  Specifically, we simulated the Company’s stock price from the valuation date to the maturity of the options on a daily basis using Geometric Brownian Motion, whereby the options are assumed to be early exercised if the simulated stock price exceeded a certain exercise threshold estimated based on empirical research.  Under ASU 2016-09, Compensation – Stock Compensation (“ASC 718”) Improvements to Employee Share-Based Payment Accounting, the Company elected to account for forfeitures as they occur. The following assumptions were used in the valuation of stock options.

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

Segment Reporting

Operating segments are defined as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company’s chief operating decision-maker is its Chief Executive Officer. To date, the Company has viewed its operations and manages its business as one segment.

Non-Qualified Deferred Compensation Plan Liability and Corporate-Owned Life Insurance Asset

The Company’s non-qualified deferred compensation plan (the "NQDC plan"), which became effective in October 2021, allows highly compensated key employees to elect to defer a portion of their salary, bonus, commissions and RSU awards to later years. Management determined that the cash deferrals under the NQDC plan shall be accounted for similarly to a defined benefit plan under ASC 715, Compensation – Retirement Benefits, and should follow accounting treatment that is similar to a cash balance plan. Management determined that the employee portion and employer portion of the deferred compensation should be recognized as a compensation expense with a corresponding credit to deferred compensation liability. The matching contribution will be accrued over the vesting period of two years with 25% vesting in the first year and 75% vesting in the second year.  Employees aged 55 or older immediately vest in employer matching contributions. The change in the liability between each reporting period is accounted for as compensation expense with a corresponding adjustment to deferred compensation liability.  Upon distribution, the Company will record the distribution as a decrease to compensation liability with a corresponding credit to cash.  The Company funds the NQDC plan through a Corporate-Owned Life Insurance (“COLI”).  Per the ASC 325-30-25-1A, Investments – Other, COLI is recorded as an asset in on the Consolidated Balance Sheets as it does not meet the definition of a plan asset under ASC 715.  The Company invests in COLI policies relating to its deferred compensation plan.  Investments in COLI policies are recorded at their cash surrender values as of each balance sheet date. Changes in the cash surrender value during the period are recorded as a gain or loss in the statements of operations in Other income.

Rabbi Trust

During April 2022, we established a rabbi trust for a select group of participants in which share awards granted under the 2020 Omnibus Incentive Plan (“2020 Plan”) and deferred under the NQDC plan may be deposited. In addition to the deferral of shares, the rabbi trust holds the assets in the COLI for the NQDC plan.  The rabbi trust is an irrevocable trust and no portion of the trust fund may be used for any purpose other than the delivery of those assets to the participants. The assets held in the rabbi trust are subject to the claims of our general creditors in the event of bankruptcy or insolvency. The value of the assets of the rabbi trust is consolidated into our financial statements.

The NQDC plan permits diversification of vested shares (common stock) into other equity securities subject to a six-month and one day holding period subsequent to vesting.  Per ASC 710-10-25-15, accounting for deferred common stock will be under plan type C or D.  Accounting will depend on whether or not the employee has diversified the common stock. Under Plan type C, diversification is permitted but the employee has not diversified.  Under Plan type D, diversification is permitted and the employee has diversified.

For common stock that have not been diversified, the employer stock held in the rabbi trust is classified in a manner similar to treasury stock and presented separately on the Consolidated Balance Sheets as Company common stock held by the non-qualified deferred compensation plan.  Common stock will be recorded at fair value of the stock at the time it vested, subsequent changes in the value of the common stock will not be recognized. The deferred compensation obligation is measured independently at fair value of the common stock with a corresponding charge or credit to compensation cost. Fair value is determined as the product of the common stock and the closing price of the stock each reporting period.

Under plan type D, assets held by the rabbi trust are subject to applicable GAAP.  As diversified common stock will be invested in mutual funds, assets held by the rabbi trust will be subject to accounting in ASC 321 - Investments - Equity Securities. The deferred compensation obligation is measured independently at fair value of the underlying assets. As of September 30, 2022, deferred common stock has not been diversified.

Non-qualified deferred compensation share awards

In accordance with ASC 718, Compensation — Stock Compensation, the deferred RSU awards under the NQDC plan are classified as an equity instrument and changes in fair value of the amount owed to the participant are not recognized.  As the plan permits diversification, presentation outside of permanent equity in accordance with ASR 268, Redeemable Preferred Stock is appropriate. The redemption amounts are based on the vested percentage and are recorded outside of equity as non-qualified deferred compensation share awards on the Consolidated Balance Sheets. Deferred awards will be presented outside of permanent equity until the awards are vested.

As of September 30, 2022, a total of 253,048 shares awards have been deferred with a redemption value of $272,000 and are recorded outside of equity as Non-qualified deferred compensation share awards. During the three-months ended September 30, 2022, 2022, 17,927 shares vested and were contributed to the rabbi trust at the vested value of $127,000. For further details refer to Note 18.

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

4. Marketable Securities

The following table summarizes the amortized cost and estimated fair values of debt securities available for sale:

	As of September 30, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
(in thousands)
Cash Equivalents:
Money market funds	$17,425	$-	$-	$17,425
Current marketable securities:
U.S Treasury securities	$44,875	$1	$(539)	$44,337
Commercial paper	11,055	-	-	11,055
Corporate debt securities	3,317	-	(33)	3,284
U.S Government Agency Obligations	1,902	-	(19)	1,883
Total current marketable securities	$61,149	$1	$(591)	$60,559
Long-term marketable securities:
U.S Treasury securities	$2,887	$-	$(21)	$2,866
Corporate debt securities	557	-	(12)	545
Asset backed securities	604	-	(3)	601
Total Long-term marketable securities	$4,048	$-	$(36)	$4,012

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
(in thousands)
Cash Equivalents:
Money market funds	$51,112	$-	$-	$51,112
Current marketable securities:
Commercial paper	$19,586	$-	$-	$19,586
Corporate debt securities	7,068	-	(7)	7,061
Asset-backed securities	3,002	-	-	3,002
Total current marketable securities	$29,656	$-	$(7)	$29,649
Long-term marketable securities:
U.S Treasury securities	$18,043	$-	$(89)	$17,954
Corporate debt securities	1,746	-	(8)	1,738
Total Long-term marketable securities	$19,789	$-	$(97)	$19,692

The maturities of debt securities available for sale are summarized in the following table using contractual maturities. Actual maturities may differ from contractual maturities due to obligations that are called or prepaid.

	As of September 30, 2022		As of December 31, 2021
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Due in one year or less	$61,149	$60,559	$29,656	$29,649
Due after one year through three years	$4,048	$4,012	$19,789	$19,692

Gross unrealized gains and losses on the Company’s marketable securities were an unrealized gain of $1,000 and an unrealized loss of $627,000 as of September 30, 2022, which resulted in a net unrealized loss of $626,000. Gross unrealized gains and losses on the Company’s marketable securities were an unrealized gain of $0 and an unrealized loss of $104,000 as of December 31, 2021 which resulted in a net unrealized loss of $104,000. As of September 30, 2022, and December 31, 2021, the Company did not recognize credit losses.  The Company has accrued interest income of $146,000 and $72,000 as of September 30, 2022, and December 31, 2021, respectively, recorded in prepaids and other current assets.

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

Level 3: Inputs are unobservable inputs for the asset or liability

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	As of September 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$17,425	$-	$-	$17,425
Total cash equivalents	17,425	-	-	17,425
Short-term marketable securities
U.S Treasury securities	-	44,337	-	44,337
Commercial paper	-	11,055	-	11,055
Corporate debt securities	-	3,284	-	3,284
U.S Government Agency Obligations	-	1,883	-	1,883
Total short-term marketable securities	-	60,559	-	60,559
Long-term investments
U.S Treasury securities	-	2,866	-	2,866
Corporate debt securities	-	545	-	545
Asset backed securities	-	601	-	601
Total long-term marketable securities	-	4,012	-	4,012
Total marketable securities and cash equivalents	$17,425	$64,571	$-	$81,996

	As of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$51,112	$-	$-	$51,112
Total cash equivalents	51,112	-	-	51,112
Short-term marketable securities
Commercial paper	-	19,586	-	19,586
Corporate debt securities	-	7,061	-	7,061
Asset-backed securities	-	3,002	-	3,002
Total short-term marketable securities	-	29,649	-	29,649
Long-term investments
U.S Treasury securities	-	17,954	-	17,954
Corporate debt securities	-	1,738	-	1,738
Total long-term marketable securities	-	19,692	-	19,692
Total marketable securities and cash equivalents	$51,112	$49,341	$-	$100,453

The Company’s Level 1 assets include money market instruments and are valued based upon observable market prices. Level 2 assets consist of commercial paper, U.S Government agency obligations, corporate debt securities, asset backed securities and U.S Treasury securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. As of September 30, 2022 and December 31, 2021, the Company had no investments that were measured using unobservable (Level 3) inputs. There were no transfers between fair value measurement levels as of September 30, 2022 or December 31, 2021.

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

The following table sets forth the Company’s operating lease expenses which are included in general and administrative expenses in the consolidated statements of operations (in thousands):

	Three-months ended September 30,		Nine-months ended September 30,
	2022	2021	2022	2021
Operating lease cost	$194	$188	$582	$560
Variable lease cost	13	12	38	36
Total lease cost	$207	$200	$620	$596

Supplemental cash flow information related to operating leases for the three and nine-months ended September 30, 2022 and 2021 was as follows (in thousands):

	Three-months ended September 30,		Nine-months ended September 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$201	$192	$598	$575

Supplemental balance sheet information, as of September 30, 2022 and December 31, 2021 related to operating leases was as follows (in thousands):

	As of September 30, 2022	As of December 31, 2021
Reported as:
Operating lease right-of-use assets	$1,029	$1,544
Total right-of-use assets	$1,029	$1,544

Other current liabilities:
Operating lease liabilities, short-term	$702	$720
Operating lease liabilities, long term	405	918
Total operating lease liabilities	$1,107	$1,638
Operating lease weighted average remaining lease term (years)	1.64	2.30
Operating lease weighted average discount rate	6.64%	6.51%

As of September 30, 2022, maturities of the Company’s operating lease liabilities are as follows (in thousands):

Operating Leases
Remainder of 2022	$205
2023	649
2024	314
Total lease payments	1,168
Less imputed interest	(61)
Total operating lease liabilities	$1,107

As of September 30, 2022, there were no leases entered into that had not yet commenced.

7. Inventory

The composition of inventory is as follows (in thousands):

	As of September 30, 2022	As of December 31, 2021
Raw materials	$1,384	$1,222
Work in process	209	176
Finished goods	367	734
Total inventory	$1,960	$2,132

The Company has reduced the carrying value of its inventories to reflect the lower of cost or net realizable value. Charges for estimated excess and obsolescence are recorded in cost of sales in the consolidated statements of operations and were $125,000 and $46,000, for the three-months ended September 30, 2022 and 2021, respectively. Charges for estimated excess and obsolescence were $284,000 and $288,000 for the nine-months ended September 30, 2022 and 2021, respectively.

8. Intangible Assets

The composition of intangible assets, net is as follows (in thousands):

		As of September 30, 2022			As of December 31, 2021
	Weighted Average Life	Gross Amount	Accumulated Amortization	Net Carry Amount	Gross Amount	Accumulated Amortization	Net Carry Amount
Patent 1	2	$211	$(210)	$1	$209	$(182)	$27
Patent 2	13	137	(25)	112	123	(18)	105
Patent 3	14	192	(37)	155	192	(25)	167
Patent 5	19	71	(5)	66	46	(3)	43
Patent 6	20	44	(3)	41	39	(2)	37
Patent 7	13	2	-	2	2	-	2
Patent 8	19	13	-	13	3	-	3
Patent 10	19	3	-	3	3	-	3
Patent 11	19	6	-	6	6	-	6
Trademarks	Indefinite	50	-	50	50	-	50
Total intangible assets		$729	$(280)	$449	$673	$(230)	$443

 During the three and nine-months ended September 30, 2022, the Company did not identify any events or changes in circumstances that indicated that the carrying value of its intangibles may not be recoverable. As such, there was no impairment of intangibles assets recognized for the three and nine-months ended September 30, 2022. During the three and nine-months ended September 30, 2021, the Company recorded an impairment charge of $19,000 for an abandoned patent. Amortization expense of intangibles included in the consolidated statements of operations was $8,000 and $27,000 for the three-months ended September 30, 2022 and 2021, respectively. Amortization expense of intangibles included in the consolidated statements of operations was $50,000 and $88,000 for the nine-months ended September 30, 2022 and 2021, respectively.

The Company expects the future amortization of amortizable intangible assets held at September 30, 2022 to be as follows (in thousands):

Estimated Amortization Expense
2023	$33
2024	32
2025	32
2026	32
2027	32
Thereafter	238
Total	$399

9. Plant and Equipment

The composition of property, plant and equipment, net is as follows (in thousands):

	Useful Lives	As of September 30, 2022	As of December 31, 2021
Computer equipment	3 years	$734	$740
Computer software	3 years	871	811
Construction in progress		181	29
Furniture and fixtures	7 years	440	440
Laboratory equipment	5 years	643	566
Leasehold improvements	Lesser of life or lease term	257	242
RECELL Moulds	5 years	129	129
Less: accumulated amortization and depreciation		(2,029)	(1,695)
Total plant and equipment, net		$1,226	$1,262

Depreciation expense related to plant and equipment for the three-months ended September 30, 2022 and 2021 was $130,000 and $147,000, respectively. Depreciation expense related to plant and equipment for the nine-months ended September 30, 2022 and 2021 was $388,000 and $429,000, respectively.

10. Other Current and Long-Term Assets and Liabilities

Prepaids and other current assets consisted of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Prepaid expenses	$862	$1,124
Lease deposits	16	2
Accrued investment income	146	72
Other receivables	17	15
Total prepaids and other current assets	$1,041	$1,213

Prepaid expenses primarily consist of prepaid benefits and insurance.

Other long-term assets consisted of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
BARDA contract costs	$315	$504
Long-term lease deposits	121	124
Long-term prepaids	112	10
Total other long-term assets	$548	$638

Other current liabilities consisted of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Operating lease liability	$702	$720
Unsettled investment trade payable	480	-
Other current liabilities	437	355
Total other current liabilities	$1,619	$1,075

11. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. Long-lived assets are primarily located in the United States as of September 30, 2022, and December 31, 2021 with an insignificant amount located in Australia and the United Kingdom.

  Revenue by region for the three and nine-months ended September 30, 2022, and 2021 were as follows (in thousands):

	Three-months ended September 30,		Nine-months ended September 30,
	2022	2021	2022	2021
Revenue:
United States	$8,996	$6,924	$24,672	$25,888
Foreign:
Australia	57	66	173	141
United Kingdom	39	30	121	60
Total	$9,092	$7,020	$24,966	$26,089

Revenue and cost of sales by customer type for the three and nine-months ended September 30, 2022, and 2021 were as follows (in thousands):

	Three-months ended September 30,		Nine-months ended September 30,
	2022	2021	2022	2021
Revenue:
Commercial sales	$8,999	$6,928	$24,687	$18,249
BARDA:
Product sales	-	-	-	7,594
Services for emergency preparedness	93	92	279	246
Total	$9,092	$7,020	$24,966	$26,089

	Three-months ended September 30,		Nine-months ended September 30,
	2022	2021	2022	2021
Cost of sales
Commercial cost	$1,446	$1,006	$4,453	$3,187
BARDA:
Product cost	-	-	(12)	1,889
Emergency preparedness service cost	84	82	253	211
Total	$1,530	$1,088	$4,694	$5,287

12. Contingencies

The Company is subject to certain contingencies arising in the ordinary course of business. The Company records accruals for these contingencies to the extent that a loss is both probable and reasonably estimable. If some amount within a range of loss appears to be a better estimate than any other amount within the range, that amount is accrued. Alternatively, when no amount within a range of loss appears to be a better estimate than any other amount, the lowest amount in the range is accrued. The Company expenses legal costs associated with loss contingencies as incurred. As of September 30, 2022 and December 31, 2021, the Company did not have any outstanding or threatened litigation that would have a material impact to the financial statements.

13. Common and Preferred Stock

The Company’s CHESS Depositary Interests (“CDIs”) are quoted on the ASX under the ticker code, “AVH”. The Company’s shares of common stock are quoted on the Nasdaq Capital Market (“Nasdaq”) under the ticker code, “RCEL”.  One share of common stock on NASDAQ is equivalent to five CDIs on the ASX.

As a result of the ‘implicit consolidation’ that occurred under the AVITA group’s redomiciliation from Australia to the United States of America in 2020 (the “Redomiciliation”), the number of shares of common stock on issue in the Company (as set out in the consolidated financial statements) is less than the number of ordinary shares in AVITA Medical (the prior parent company of the AVITA group) that was previously set out in the consolidated financial statements of AVITA Medical. All common share amounts included in the consolidated financial statements have been retroactively reduced by a factor of one hundred and all per share amounts have been increased by a factor or one hundred, with the exception of the Company’s common stock par value.

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. As of September 30, 2022, and December 31, 2021, 25,030,902 and 24,925,743 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

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

Performance Obligations

For commercial contracts, we identified the hospital or treatment center as the customer in Step 1 of the 5-step model of ASC 606 and have determined a contract exists with those customers. As these contracts typically have a single performance obligation (i.e. product delivery), no allocation of the transaction price is required in Step 4 of the model. Control of the product is transferred to the customer at a point in time, at the point in time at which the goods are either shipped or delivered to our customers’ facilities, depending on the terms of the contract. The transaction price is stated within the contract and is therefore fixed consideration. The transaction price does not include the sales tax that is imposed by governmental authorities.

For the contract with BARDA, the Company identified two performance obligations (i) the procurement of 5,614 RECELL units; and (ii) emergency preparedness services. The Company’s performance obligations are either satisfied at a point in time or over time as services are provided. The product procurement performance obligation is satisfied at a point in time, upon transfer of control of the product. RECELL units that have been delivered to BARDA have a product replacement obligation at no cost to BARDA due to the product’s limited shelf-life. The estimated cost of the expired inventory over the term of the contract is recognized on a per unit basis at the time of delivery.  The liability is released upon replacement of the product along with a corresponding reduction to inventory. The Company has estimated deferred cost of approximately $52,000 and $64,000 as of September 30, 2022 and December 31, 2021, respectively, for the rotation cost of the product.  Such amounts are recorded in other current liabilities and other long-term liabilities as of September 30, 2022, and December 31, 2021, respectively. The emergency preparedness services performance obligation is satisfied over time.  Revenue for the emergency deployment will be recognized on a straight-line basis during the term of the contract as services are consumed over time. Services recognized for the three-months ended September 30, 2022 and 2021 were $93,000 and $92,000, respectively, and are included in sales within the consolidated statements of operations. Services recognized for the nine-months ended September 30, 2022 and 2021 were $279,000 and $246,000, respectively.  Contract costs to fulfil the performance obligation are incremental and expected to be recovered are capitalized and amortized on a straight-line basis over the term of the contract. As of September 30, 2022 and December 31, 2021 contract costs of $315,000 and $504,000 are included in other long-term assets, respectively.

Remaining Performance Obligations

Revenues from remaining performance obligations are calculated as the dollar value of the remaining performance obligations on executed contracts. The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) pursuant to the Company’s existing customer agreements is $740,000 and $952,000 as of September 30, 2022 and December 31, 2021, respectively.  Approximately $308,000 for September 30, 2022 and $517,000 for December 31, 2021 of the total balance relates to our July 2020 contract with BARDA for the purchase, delivery and storage of RECELL Systems for emergency response preparedness for a period of three years. The Company expects to recognize this amount as services are provided to BARDA. For the remaining balance of $432,000 and $435,000 as of September 30, 2022 and December 31, 2021, respectively, the Company expects to recognize revenue on a straight-line basis over the term of the contract commencing with the generation of commercial sales to COSMOTEC.  We are contracted to manage this inventory of product until the federal government requests shipment or at contract termination on December 31, 2023.

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

Contract Assets and Contract Liabilities

Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance for which the Company does not have the right to payment. As of the period ended September 30, 2022 and December 31, 2021, the Company does not have any contract assets.

Contract liabilities are recorded when the Company receives payment prior to satisfying its obligation to transfer goods to a customer. The Company had $740,000 and $952,000 of contract liabilities as of September 30, 2022 and December 31, 2021, respectively. The balance relates to the unsatisfied performance obligation for emergency preparedness under the BARDA contract and COSMOTEC.  The performance obligation will be satisfied, and revenue will be recognized over time over the term of the contract.  For the three-months ended September 30, 2022 and 2021, the Company recognized $93,000 and $92,000 of revenue from BARDA and $3,000 and $0 for COSMOTEC of the amounts included in the beginning balance of contract liabilities. For the nine-months ended September 30, 2022, and 2021, the Company recognized $279,000 and $246,000 of revenue from BARDA and $3,000 and $0 for COSMOTEC from amounts included in the beginning balance of contract liabilities.

Cost to Obtain and Fulfill a Contract

Commercial contract fulfillment costs include commissions and shipping expenses. The Company has opted to immediately expense the incremental cost of obtaining a contract when the underlying related asset would have been amortized over one year or less. The Company generally does not incur costs to obtain new contracts.

BARDA Contract Costs

Cost to fulfill the BARDA emergency preparedness performance obligation, which primarily consist of billed costs to BARDA incurred in connection with the emergency deployment services, are incremental and expected to be recovered.  Costs are capitalized and amortized on a straight-line basis over the term of the contract. As of September 30, 2022, and December 31, 2021, the Company had $315,000 and $504,000 of contracts costs included in other long-term assets.  Amortization expense related to deferred contract costs were $84,000 and $82,000, during the three-months ended September 30, 2022, and 2021, respectively, and are classified as cost of sales on the accompanying consolidated statements of operations. Amortization expense related to deferred contract costs were $253,000 and $211,000, during the nine-months ended September 30, 2022, and 2021, respectively. There was no impairment loss in relation to deferred contract costs during the three-months ended September 30, 2022, and 2021, or the nine-months ended September 30, 2022 and 2021.

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

15. Share-Based Payment Plans

Overview of Employee Share-Based Compensation Plans

Our former parent company, AVITA Medical, adopted the Employee Share Plan and the Incentive Option Plan (collectively, the “2016 Plans”). Upon completion of the Redomiciliation, the 2016 Plans were terminated with respect to future grants and accordingly, there are no more shares available to be issued under the 2016 Plans.  In addition, upon completion of the Redomiciliation, the Company had an implicit consolidation or reverse stock split of 100:1 and all share information presented below in relation to the 2016 Plans has been presented on a reverse stock split basis. During November 2020, the Company, pursuant to Rule 416 under the Securities Act of 1933, filed a registration statement on Form S-8 to register a total of 1,750,000 shares of common stock which may be issued pursuant to the terms of the Company’s 2020 Omnibus Incentive Plan (“2020 Plan”). On December 22, 2021, the Company’s stockholders approved the issuance of options and awards to the Board of Directors and the Company's former CEO ("Former CEO"). These awards are subject to the vesting and performance conditions as denoted in the individual agreements.

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

Share-Based Payment Expenses

Share-based payment transactions are recognized as compensation expense based on the fair value of the instrument on the date of grant.  The Company uses the graded-vesting method to recognize compensation expense.  Compensation cost is reduced for forfeitures as they occur in accordance with ASU 2016-09, simplifying the Accounting for Share-Based Payment ("ASU 2016”09"). During the three-months ended September 30, 2022, and 2021, the Company recorded share-based compensation expense of $1.4 million, and $1.8 million, respectively. During the nine-months ended September 30, 2022, and 2021, the Company recorded share-based compensation expense of $5.8 million, and $4.6 million, respectively. No income tax benefit was recognized in the consolidated statements of operations for share-based payment arrangements for the three-months ended September 30, 2022, and 2021, or the nine-months ended September 30, 2022, and 2021.

The Company has included share-based compensation expense as part of operating expenses in the accompanying consolidated statements of operations as follows (in thousands):

	Three-months ended September 30,		Nine-months ended September 30,
	2022	2021	2022	2021
Sales and marketing expenses	$408	$291	$1,022	$592
General and administrative expenses	761	1,251	4,071	3,353
Research and development expenses	267	300	689	640
Total	$1,436	$1,842	$5,782	$4,585

A summary of share option activity as of September 30, 2022, and changes during the period ended is presented below:

	Service Only Share Options	Performance Based Share Options	Market Awards	Total Share Options
Outstanding shares at December 31, 2021	1,129,126	599,994	27,600	1,756,720
Granted	456,300	-	-	456,300
Exercised	(125)	-	-	(125)
Expired	(5,025)	(6,900)	(27,600)	(39,525)
Forfeited	(41,175)	-	-	(41,175)
Outstanding shares at September 30, 2022	1,539,101	593,094	-	2,132,195
Exercisable at September 30, 2022	668,137	364,258	-	1,032,395

Restricted Stock Units

Restricted stock units (“RSUs”) are granted to executives as part of their long-term incentive compensation. RSUs granted prior to the 2020 Plan arise out of contracts between the Company’s former parent company, AVITA Medical and the holders of such securities.  RSUs granted as a result of stockholder approval at the December 22, 2021 Annual General Meeting (“AGM”) arise out of contracts between the Company and the holders of such securities.  These RSU awards were approved by the Compensation Committee as determined necessary.  All RSU awards have a contractual term of 10 years and vest in accordance with the tenure or performance conditions as determined by the Compensation Committee and set out in the contracts between the Company and the holders of such securities.  The grant date fair value is determined based on the price of the Company stock price on the date of grant (stock price determined on Nasdaq post Redomiciliation and ASX prior to the Redomiciliation). RSUs primarily consist of awards to the Former CEO and other executives as well as Non-Executive Directors (as occurred following the 2021 AGM). The Former CEO RSU awards are described below.

A summary of the status of the Company’s unvested RSUs as of September 30, 2022, and changes that occurred during the year is presented below:

	Service Condition RSU	Performance Condition RSU	Market Condition	Total RSU's
Unvested RSUs outstanding at December 31, 2021	114,757	135,093	47,640	297,490
Granted	334,450	-	-	334,450
Vested	(47,507)	(57,527)	-	(105,034)
Forfeited	(5,850)	(11,920)	(47,640)	(65,410)
Unvested RSUs outstanding at September 30, 2022	395,850	65,646	-	461,496

2019 Former CEO RSUs

On November 2019, the equivalent of 395,542 RSUs were issued to the Former CEO with the following vesting terms:

a)

Tenure – the equivalent of 142,521 RSUs with a vesting period of three-years commencing on September 1, 2020.  On September 1, 2022, the last tranche of 47,507 RSUs vested and were appropriately released.  As of September 30, 2022, no RSUs are outstanding from this award.

b)

Milestone performance – 253,021 of the RSUs would vest upon satisfaction of various performance conditions.  During the first quarter of 2022 the last performance milestone was achieved, the RSUs vested and were appropriately released.  As of September 30, 2022, no RSUs are outstanding from this award.

2021 AGM Awards

On December 22, 2021, as part of the Company’s 2021 AGM, the Company’s stockholders approved the grant of stock option awards and RSUs to the Former CEO and the Board of Directors.  These awards are referred to as the 2021 AGM Awards.

Awards to the Former CEO under the 2021 AGM Awards

On December 22, 2021, the Former CEO was issued an aggregate 150,480 options and RSUs comprising:

•	37,600 tenure-based options and RSUs (23,800 RSUs and 13,800 options) with 25% of those options and RSUs vesting annually commencing on December 14, 2022.
•	37,640 performance-based options and RSUs (23,840 RSUs and 13,800 options) that vest upon satisfaction of the below conditions:
o

9,410 awards (5,960 RSUs and 3,450 options) - Achieve Centers for Medicare and Medicaid Services reimbursement for out-patient transitional pass-through payment code (“TPT”) by June30, 2022. This performance condition was met during the quarter ended March 31, 2022 resulting in the 5,960 RSUs vesting and 5,960 shares of common stock being issued in respect of those vested RSUs, as well as the 3,450 options vesting (although those vested options have not been exercised by the Former CEO as at the date of this Form 10-Q).

o

9,410 awards (5,960 RSUs and 3,450 options) - Achieve Japanese approval from Pharmaceuticals and Medical Device Agency (“PMDA”) and reimbursement code by September 30, 2022. This performance condition was met during the quarter ended September 30, 2022, resulting in the RSUs vesting and 5,960 shares of common stock being issued in respect of those vested RSUs, as well as the 3,450 options vesting (although those vested options have not been exercised by the Former CEO as at the date of this Form 10-Q).

o

9,410 awards (5,960 RSUs and 3,450 options) - Achieve profitability of the Company’s Burns business for two consecutive quarters by March 31, 2023. These awards were unvested as at the date of termination of the Former CEO's employment.

o

9,410 awards (5,960 RSUs and 3,450 options) - Achieve US FDA approval of vitiligo indication by December 31, 2023. These awards were unvested as at the date of termination of the Former CEO's employment.

•	75,240 stretch-performance based options and RSUs (47,640 RSUs and 27,600 options) that vest upon satisfaction of the below conditions:
o

37,620 (23,820 RSUs and 13,800 options) - Achieve a doubling based on a 10-day volume-weighted average price (“VWAP”) of the Company’s share price as of the date of the 2021 Annual Meeting (being December 14, 2021) by September 30, 2023.  The target share price is $25.74.  These awards were unvested as at the date of termination of the Former CEO's employment.

o

37,620 (23,820 RSUs and 13,800 options) - Achieve a market capitalization of the Company of greater than or equal to US$1.25 billion (as compared to market capitalization of ~US$435M as of October 14, 2021) and maintain that market capitalization for at least 30 consecutive calendar days on or before December 31, 2024.  These awards were unvested as at the date of termination of the Former CEO's employment.

In accordance with the terms of the RSU Agreement and Option Agreements with the Former CEO, unvested performance-based and market condition RSUs were forfeited on the date of termination and unvested performance-based and market conditions options expired on the date of termination. Per the terms of the RSU and Option Agreements, RSUs and options that were granted and are tenure-based only will continue to vest as long as the Former CEO continues to provide services to the Company as a Board Member.

Awards to the Board of Directors under the 2021 AGM Awards

The Board of Director awards that were granted in 2021 consist of an aggregate 68,600 options and RSUs as follows:

•	41,400 tenure-based options and RSUs (15,300 options and 26,100 RSUs) vesting 12 months from the grant date
o	6,900 tenure-based options and RSUs (4,350 RSUs and 2,550 options) were granted to each of the six non-executive board members based on the vesting terms detailed above.

•

27,200 tenure-based options and RSUs (9,850 options and 17,350 RSUs) vesting on the first, second and third anniversary of the grant date in equal amounts (i.e. 1/3 of the RSUs and options will vest on each anniversary of the grant date, being on December 22 of each relevant year).

o13,600 tenure-based options and RSUs (8,675 RSUs and 4,925 options) were granted to Jan Stern Reed and James Corbett as an initial grant in connection with their appointment to the Board of Directors.

16. Income Taxes

At December 31, 2021, the Company and its subsidiaries had net operating loss carryforwards for federal, state, United Kingdom, and Australian income tax purposes of $122.0 million, $79.7 million, $31.9 million and $38.2 million respectively. The net operating loss carryforwards may be subject to limitation regarding their utilization against taxable income in future periods due to “change of ownership” provisions of the Internal Revenue Code and similar state and foreign provisions. Of these carryforwards, $21.7 million will expire, if not utilized, between 2026 through 2038. The state carryforwards begin to expire between 2026 through 2041. The remaining carryforwards have no expiration. The Company is forecasting current year losses and has full valuation allowances against its deferred tax assets. Tax expense for the three-months ended September 30, 2022 and 2021 of $4,000 and $6,000, respectively, is related to state minimum taxes. Tax expense for the nine-months ended September 30, 2022 and 2021, is $12,000 and $23,000, respectively.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements related to a particular tax position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The amount of unrecognized tax benefits is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination.

The Company has not identified any uncertain tax positions as of September 30, 2022 or December 31, 2021.

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

17. Net Loss per Share

The following is a reconciliation of the basic and diluted loss per share computations:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	(in thousands, except per share data)
	2022	2021	2022	2021
Net Loss	$(5,588)	$(5,948)	$(21,312)	$(16,663)
Weighted-average common shares – outstanding, basic	25,007	24,905	24,972	24,175
Weighted-average common shares – outstanding, diluted	25,007	24,905	24,972	24,175
Net loss per common share, basic	$(0.22)	$(0.24)	$(0.85)	$(0.69)
Net loss per common share, diluted	$(0.22)	$(0.24)	$(0.85)	$(0.69)

The Company’s basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the relevant period. In accordance with ASC 710-10, 17,927 shares of common stock held by the rabbi trust are excluded from the denominator in the basic and diluted EPS calculations. For details on shares of common stock held by the rabbi trust refer to Note 18. For the purposes of the calculation of diluted net loss per share, options to purchase common stock, restricted stock units and unvested shares of common stock issued upon the early exercise of stock options have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. Because the Company has reported a net loss for the three and nine-months ended September 30, 2022, and 2021, diluted net loss per common share is the same as the basic net loss per share for those periods.

18. Retirement Plans

The Company offers a 401(k)-retirement savings plan (the “401(k) Plan”) for its employees, including its executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code of 1986, as amended, allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. The Company matches contributions to the 401(k) Plan based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. The Company will match up to 6% of an employee’s compensation that the employee contributes to his or her 401(k) Plan account. Total Company matching contributions to the 401(k) Plan were $312,000 and $183,000 in the three-months ended September 30, 2022 and 2021, respectively, and $783,000 and $606,000 in the nine-months ended September 30, 2022 and 2021.

Non-qualified deferred compensation plan

The Company’s non-qualified deferred compensation plan (the "NQDC plan"), which became effective on October 2021 allows for eligible management and highly compensated key employees to elect to defer a portion of their salary, bonus, commissions and RSU awards to later years. Cash deferrals are immediately vested and are subject to investment risk and a risk of forfeiture under certain circumstances. RSU deferrals are subject to the vesting conditions of the award. Once RSUs vest, subject to a six-month and one day holding period, employees are allowed to diversify the common stock into other investment options offered by the plan.  For cash deferrals, the Company matches 4% to 6% (depending on level) of employee contributions. These matching employer contributions are vested over a two-year period with 25% vesting on year one and 75% vesting on year two for employees under 55 years of age. Employer contributions for employees over 55 years of age are immediately vested. Employer contributions to the NQDC plan were $75,000 and $0 for the three-months ended September 30, 2022 and 2021, and $197,000 and $0 for the nine-months ended September 30, 2022 and 2021. The Company’s deferred compensation plan liability was $1 million and $262,000 as of September 30, 2022 and December 31, 2021, respectively, and is included in non-qualified deferred compensation plan liability in the Consolidated Balance Sheets.

The Company established a COLI to fund the NQDC plan. Amounts in the COLI are invested in a number of funds. The securities are carried at the cash surrender value on the Consolidated Balance Sheets. We record investment gains and losses of the COLI as other income.

The fair values of the Company’s deferred compensation plan assets and liability are included in the table below. For additional information on the fair value hierarchy and the inputs used to measure fair value, see Note 5, Fair Value Measurements.

	Fair Value as of September 30, 2022				Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Corporate-owned life insurance policies (1)	-	948	-	948	-	304	-	304
Non-qualified deferred compensation plan liability (2)	-	1,016	-	1,016	-	262	-	262

(1)The corporate-owned life insurance contracts are recorded at cash surrender value, which is provided by a third party and reflects the net asset value of the underlying publicly traded mutual funds and are categorized as Level 2.

(2)Non-qualified deferred compensation plan liability is measured at fair value based on quoted prices of identical instruments to the investment vehicles selected by the participants.

Rabbi Trust

During April 2022, we established a rabbi trust to hold the assets of the NQDC plan.  The rabbi trust holds the COLI asset and the common stock from deferred RSU awards that have vested.  The NQDC permits diversification of fully vested shares into other equity securities subject to a six month and one day holding period. In accordance with ASR 268, Redeemable Preferred Stock, and ASC 718, Compensation — Stock Compensation, prior to vesting, the deferred share awards are classified as an equity instrument and changes in fair value of the amount owed to the participant are not recognized.  The redemption amounts of the deferred awards are based on the vested percentage and are recorded outside of permanent equity as Non-qualified deferred compensation share awards on the Consolidated Balance Sheets.  As of September 30, 2022, a total of 253,048 shares awards have been deferred, and during the quarter ended September 30, 2022, a total of 17,927 awards vested.  Vested shares are converted to common stock and are reclassified to permanent equity.  Common stock held in the rabbi trust is classified in a manner similar to treasury stock and presented separately on the Consolidated Balance Sheets as Common stock held by the NQDC plan.  A total of 17,927 shares were vested at the redemption value of $127,000.

The following table summarizes the eligible share award activity as of September 30, 2022, and December 31, 2021 (in thousands):

	As of
	September 30, 2022	December 31, 2021
Non-qualified deferred compensation share awards:
Balance at inception/beginning of period	-	-
Change in classification of deferred compensation share awards	192	-
Share-based compensation expense	287	-
Change in redemption value	(80)	-
Vesting of share awards held by NDQC	(127)	-
Ending Balance	272	-

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

Overview

The AVITA group of companies (comprising AVITA Medical, Inc. (“AVITA” or the “Company”) and its subsidiaries, including AVITA Medical Pty Limited, previously known as AVITA Medical Limited, (“AVITA Medical”)) (collectively, “AVITA Group” or “we”, “us”, or “our”) is a regenerative medicine company leading the development and commercialization of devices and autologous cellular therapies for skin restoration. The Company’s RECELL® System technology platform harnesses the regenerative properties of a patient’s own skin to create Spray-On Skin™ cells. In September 2018, the United States Food & Drug Administration (“FDA”) granted premarket approval (“PMA”) to the RECELL System for use in the treatment of acute partial-thickness thermal burns or application in combination with meshed autografting for acute full-thickness thermal burn wounds in patients eighteen years and older. Following receipt of our original PMA, we commenced commercialization of the RECELL System in January 2019 in the United States. In June 2021, the FDA expanded its approval to include pediatric acute full-thickness thermal wounds in combination of meshed autografting. In February 2022, the FDA approved a PMA supplement for the RECELL Autologous Cell Harvesting Device, an enhanced ease-of-use device aimed at providing clinicians a more efficient user experience and simplified workflow. In addition, the FDA has granted the Company Investigational Device Exemptions (“IDEs”), which have enabled the Company to initiate pivotal clinical trials to further expand the approval of the RECELL System for the treatment of soft tissue repair and vitiligo. Enrollment of those clinical trials is complete, with topline results recently announced for both the soft tissue repair and vitiligo trials. Results from those studies are intended to support the Company’s pursuit of FDA approval to market the RECELL System in the United States for those indications.

The RECELL System is used to prepare Spray-On Skin Cells using a small amount of a patient’s own skin, providing a new way to treat severe burns, while significantly reducing the amount of donor skin required. The RECELL System is designed to be used at the point of care as a standalone product, or in combination with “skin grafts”, known as split-thickness skin autografts, depending on the depth of the burn injury. The pivotal studies leading to the RECELL System’s FDA PMA for the treatment of acute thermal burns, demonstrated that the RECELL System treated burns using 97.5-percent less donor skin when used alone in second-degree burns, and 32-percent less donor skin when used with autograft for third-degree burns compared to standard of care autografting. In these studies, a statistically significant reduction in donor skin required to treat burn patients with the RECELL System was realized without any associated compromise to healing or safety outcomes. Donor site outcomes from the clinical trial for second-degree burns also revealed a statistically significant reduction in patient-reported pain, increased patient satisfaction and improved scar outcomes.

Our compelling data from randomized, controlled clinical trials conducted at major United States burn centers, health economics modeling, and real-world use globally demonstrate that the RECELL System is a significant advancement over the current standard of care for burn patients and offers benefits in clinical outcomes and cost savings.

The RECELL System has received various approvals and registrations in international markets. The RECELL System is TGA-registered in Australia, received CE-mark approval in Europe, and received Japan’s Pharmaceuticals and Medical Devices Act (“PMDA”) approval for burns in Japan and has begun commercialization. Presently, other than in the U.S. and Japan we are not actively marketing the RECELL System and therefore do not derive material revenue from the RECELL System in Australia, Europe or other markets.

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

Corporate History

AVITA Medical, the former parent company of the AVITA Group, began as a laboratory spin-off in the Australian State of Western Australia. Clinical Cell Culture (“C3”) (being the prior name of AVITA Medical) was formed under the laws of the Commonwealth of Australia in December 1992 and has operated as AVITA Medical since 2008. AVITA Medical’s ordinary shares originally began trading in Australia on the Australian Securities Exchange (“ASX”) on August 9, 1993. AVITA Medical’s American Depositary Shares (“ADSs”) traded over the counter on the OTCQX under the ticker symbol “AVMXY” from May 14, 2012, through September 30, 2019, and its ADSs began trading on the Nasdaq Capital Market on October 1, 2019, under the ticker symbol “RCEL”.

The Company’s CHESS Depositary Interests (“CDIs”) are quoted on the ASX under AVITA Medical’s former ASX ticker code, “AVH”. The Company’s shares of common stock are quoted on Nasdaq under AVITA Medical’s former Nasdaq ticker code, “RCEL”. One share of common stock on Nasdaq is equivalent to five CDIs on the ASX.

COVID-19 Business Update and Risks Associated with COVID-19

The ongoing pandemic caused by the spread of coronavirus (“COVID-19”) has created significant disruptions to the U.S. and global economies and financial markets.  The global impact of the pandemic has fluctuated since early 2020.  At times, in the United States, state and local governmental authorities have responded by issuing orders, of varying degrees, requiring quarantines, restrictions on travel and minimizing social gathering/interactions and mandatory closures of certain non-essential businesses. Many of the restrictions have been periodically updated as infection rates in the U.S. have risen and fallen, as new variants have emerged, as vaccines have become available, and new information about transmission has been discovered.

In response to the pandemic, we acted swiftly by implementing protocols to ensure continuity of our manufacturing, increasing our safety stock and to provide for the safety of our employees.  Early on, our business and operations were impacted by the ongoing effects of the pandemic with restrictions on travel and access to our customers or temporary suspension of treatment of burn patients or re-distribution of those patients to other treatment facilities and resulted in a reduction in the volume of burn procedures using the RECELL following the implementation of those protective measures.  In addition, we experienced periodic enrollment cessation in our clinical trials due to COVID-19 as well as having individuals excluded due to contracting the virus.

As of the date of this filing, with the continued overall decrease in COVID-19 infections and hospitalizations we have resumed on-site work schedules for all employees.  Thus far, 2022 the impact of COVID-19 has decreased as compared to 2021 for our business and operations; however, COVID-19 pandemic around the world, and particularly in the United States, continues to present risks to the Company. While the COVID-19 pandemic has not materially adversely affected our financial results and business operations through the third quarter ended September 30, 2022, we are unable to predict the impact that COVID-19 will have on our business, operations, and financial results and condition because of the numerous uncertainties created by the unprecedented nature of the pandemic. We are closely monitoring the evolving impact of the pandemic on all aspects of our business. We have implemented a number of measures designed to protect the health and safety of our employees, support our customers and promote business continuity. We continue to evaluate the Company’s liquidity and operational performance, communicate with and monitor the actions of our customers, third-party manufacturers and suppliers, and review our near-term financial performance as we manage the Company through this period of uncertainty.

Results of Operations for the three-months ended September 30, 2022 compared to the three-months ended September 30, 2021.

The table below summarizes the results of our continuing operations for each of the periods presented (in thousands).

	Three-Months Ended September 30,
	2022	2021	Change ($)	% Change Favorable/(Unfavorable)
Revenues	$9,092	$7,020	2,072	30%
Cost of sales	(1,530)	(1,088)	(442)	(41%)
Gross profit	7,562	5,932	1,630	27%
BARDA income	904	374	530	142%
Operating expenses:
Sales and marketing expenses	(5,411)	(3,518)	(1,893)	(54%)
General and administrative expenses	(5,004)	(5,349)	345	6%
Research and development expenses	(3,799)	(3,388)	(411)	(12%)
Total operating expenses	(14,214)	(12,255)	(1,959)	(16%)
Operating loss	(5,748)	(5,949)	201	3%
Interest expense	(6)	(9)	3	33%
Other income	170	16	154	963%
Loss before income taxes	(5,584)	(5,942)	358	6%
Income tax expense	(4)	(6)	(2)	(33%)
Net loss	$(5,588)	$(5,948)	360	6%

Total net revenues increased by 30%, or $2.1 million, to $9.1 million, compared to $7.0 million in the corresponding period in the prior year. Our commercial revenue, which excludes BARDA revenue, was $9.0 million in the three-months ended September 30, 2022, an increase of $2.1 million or 30%, compared to $6.9 million in the corresponding period in the prior year. The growth in icommercial revenues was largely driven by deeper penetration within individual customer accounts along with the commencement of commercial sales with our partner COSMOTEC in Japan.

Gross profit margin decreased by 2% to 83% compared to the corresponding period in the prior year.

BARDA income increased by 142%, or $0.5 million, to $0.9 million, compared to $0.4 million for the corresponding period in the prior year.  BARDA income consisted of funding from the Biomedical Advanced Research and Development Authority, under the Assistant Secretary for Preparedness and Response, within the U.S. Department of Health and Human Services, under ongoing USG Contract No. HHSO100201500028C. BARDA income increased as a result of funding by BARDA for the pivotal trial for use of the RECELL System for soft tissue reconstruction.

Total operating expenses increased by 16% or $2.0 million to $14.2 million, compared with $12.3 million in the corresponding period in the prior year.

Sales and marketing expenses increased by 54%, or $1.9 million, to $5.4 million, compared to $3.5 million incurred in the corresponding period in the prior year. Higher costs in the current year were primarily attributed to higher salaries and benefits, selling expenses, pre-commercialization costs and share-based compensation expenses. Increase in salaries and benefits primarily resulted from additional field personnel added to deepen penetration within individual customer accounts. Higher selling expenses resulted from an increase in travel costs due to fewer COVID-19 travel restrictions in the current year, along with higher commissions associated with the increase in revenues. Increased pre-commercialization costs are primarily due to planning for future RECELL launches in soft tissue reconstruction and vitiligo.  Higher share-based compensation expenses were due to our adoption of a long-term incentive plan to encourage and reward shareholder value creation in the business.

General and administrative expenses decreased by 6%, or $0.3 million, to $5.0 million, compared to $5.3 million incurred in the same period in the prior year. The decrease was primarily due to lower share-based compensation expenses, lower professional fees, partially offset by severance costs associated with the termination of a former executive employee. Lower share-based compensation expenses in the current quarter resulted from certain performance milestones being met in the prior year, along with the reversal of previously recognized expense for unvested awards related to the termination of an executive employee in the current year. Lower professional fees incurred in the current year resulted from the company changing from a fiscal year to a calendar year.

Research and development expenses increased by 12%, or $0.4 million, to $3.8 million, compared to $3.4 million incurred in the same period in the prior year.  The increase was a result of ongoing development of next generation devices for more automated preparation of Spray-On Skin Cells   The increase was partially offset by lower clinical trial expenses for soft tissue reconstruction and vitiligo as trial participants were in less costly follow-up phases this period compared to more costly recruitment and treatment phases in the prior period.

Results of Operations for the nine-months ended September 30, 2022 compared to the nine-months ended September 30, 2021.

The table below summarizes the results of our continuing operations for each of the periods presented (in thousands).

	Nine-Months Ended September 30,
	2022	2021	Change ($)	% Change Favorable/(Unfavorable)
Revenues	$24,966	$26,089	(1,123)	(4%)
Cost of sales	(4,694)	(5,287)	593	11%
Gross profit	20,272	20,802	(530)	(3%)
BARDA income	2,189	1,384	805	58%
Operating expenses:
Sales and marketing expenses	(15,571)	(11,313)	(4,258)	(38%)
General and administrative expenses	(18,009)	(16,046)	(1,963)	(12%)
Research and development expenses	(10,478)	(11,471)	993	9%
Total operating expenses	(44,058)	(38,830)	(5,228)	(13%)
Operating loss	(21,597)	(16,644)	(4,953)	(30%)
Interest expense	(10)	(21)	11	52%
Other income	307	25	282	1128%
Loss before income taxes	(21,300)	(16,640)	(4,660)	(28%)
Income tax expense	(12)	(23)	11	48%
Net loss	$(21,312)	$(16,663)	(4,649)	(28%)

Total net revenues decreased by 4%, or $1.1 million, to $25.0 million, compared to $26.1 million in the corresponding period in the prior year. The decrease in the current year revenue was driven by our recognition of $7.8 million in BARDA related revenue in the prior year resulting from our delivery of units to managed inventory for BARDA for emergency response preparedness.  Our commercial revenue, which excludes BARDA revenue, increased 35% or $6.5 million to $24.7 million, compared to $18.2 million in corresponding period in the prior year.  The growth in commercial revenues was largely driven by an increase in the number of customers ordering as well as the average monthly order size for those customers.

Gross profit margin increased by 1% to 81% compared to the corresponding period in the prior year. In the prior year our gross margins were lower compared to historical periods due to the lower price point associated with units that were delivered to managed inventory for BARDA as the BARDA contract was negotiated prior to establishing a higher price point through commercialization in the United States.

BARDA income increased by 58%, or $0.8 million, to $2.2 million, compared to $1.4 million for the corresponding period in the prior year.  BARDA income consisted of funding from the Biomedical Advanced Research and Development Authority, under the Assistant Secretary for Preparedness and Response, within the U.S. Department of Health and Human Services, under ongoing USG Contract No. HHSO100201500028C. BARDA income increased as a result of funding by BARDA for the pivotal trial for use of the RECELL System for soft tissue reconstruction.

Total operating expenses increased by 13% or $ 5.2 million to $44.1 million, compared with $38.8 million in the corresponding period in the prior year.

Sales and marketing expenses increased by 38%, or $4.3, million to $15.6 million, compared to $11.3 million incurred in the corresponding period in the prior year. Higher costs in the current year were primarily attributed to higher pre-commercialization costs, salaries and benefits, selling expenses, and share-based compensation expenses.  Higher pre-commercialization costs were incurred for planning for future RECELL launches in soft tissue reconstruction and vitiligo.  Increased salaries and benefits are attributable to an increase in field personnel to further deepen the penetration within individual customer accounts.  Higher selling costs were primarily due to fewer COVID-19 travel restrictions in the current year, along with higher commissions due to an increase in revenues.  Higher share-based compensation expenses resulted from our granting of a long-term incentive plan to encourage and reward shareholder value creation in the business.

General and administrative expenses increased by 12%, or $2.0 million, to $18.0 million, compared to $16.0 million incurred in the same period in the prior year. The increase was primarily driven by higher salaries and benefits and share-based compensation expenses.  Higher salaries and benefits were associated with expanding our workforce to support overall operations along with severance costs associated with the termination of a former executive employee. Increased share-based compensation resulted from   certain performance milestones being met in the period, partially offset by the reversal of previously recognized expense for unvested awards related to the termination of an executive employee in the current year.

Research and development expenses decreased by 9%, or $1.0 million, to $10.5 million, compared to $11.5 million incurred in the same period in the prior year.  Higher costs in the prior year were primarily driven by research and development costs associated with furthering the Company’s pipeline along with ramping up vitiligo clinical trial activities.  The favorable variance is not a purposeful reduction in spending but reflects that certain programs were in lower cost phases during this period.  The decrease in research and development was partially offset by ongoing development of a next generation device for more automated preparation of Spray-On Skin Cells in the current year.

Liquidity and Capital Resources

The Company’s short-term and long-term liquidity requirements primarily arise from funding (i) research and development expenses, (ii) general and administrative expenses including salaries, bonuses and commissions, (iii) working capital requirements. We expect to utilize cash reserves until U.S. sales of our products reach a level sufficient to fund ongoing operations. The AVITA Group has historically funded its research and development activities, and more recently its substantial investment in sales and marketing activities, through raising capital by issuing securities, and it is expected that similar funding will be obtained to provide working capital if and when required. As of September 30, 2022, the Company has sufficient cash reserves to fund operations for the next 12-months. If the Company is unable to raise capital in the future, the Company may need to curtail expenditures by scaling back certain research and development, other programs, and other expenditures.

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine-Months Ended
(In Thousands)	September 30, 2022	September 30, 2021
Net cash used in operations	$(15,654)	$(13,131)
Net cash used in investing activities	(16,174)	(50,182)
Net cash provided by financing activities	1	64,061
Effect of foreign exchange rate on cash and cash equivalents and restricted cash	(70)	(29)
Net increase/(decrease) in cash and cash equivalents and restricted cash	(31,897)	719
Cash and cash equivalents and restricted cash at beginning of year	55,712	59,966
Cash and cash equivalents and restricted cash at end of year	23,815	60,685

Nine-months ended September 30, 2022, and 2021.

Net cash used in operating activities was $15.7 million and $13.1 million during the nine-months ended September 30, 2022, and 2021, respectively. The increase was primarily resulted from higher operating costs.

Net cash used in investing activities was $16.2 million and $50.2 million during the nine-months ended September 30, 2022, and 2021, respectively. Cash flows used for investing activities was primarily attributable to our investments into marketable securities.

Net cash provided by financing activities was $1 thousand and $64.0 million during the nine-months ended September 30, 2022, and 2021, respectively. The decrease in cash provided by financing activities is related to proceeds from the capital raise in March 2021.

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

For the period ended September 30, 2022, there were no dividends paid and we have no plans to commence the payment of dividends. We have no purchase commitments or long-term contractual obligations as of September 30, 2022. We have no committed plans to issue further shares on the market but will continue to assess market conditions and the Company’s cash flow requirements to ensure the Company is appropriately funded in order to pursue its various opportunities.

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

Commitments and Contractual Obligations

The Company does not have any contractual obligations or purchase commitments, except for lease obligations for the period ended September 30, 2022. For details of lease obligations refer to Note 6 in the consolidated financial statements.

Critical Accounting Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Transition Report on Form 10-KT for the transition period ended December 31, 2021.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of September 30, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

Our disclosure controls and procedures have been formulated to ensure (i) that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that the information required to be disclosed by us is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal year 2022 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in the Company’s Transition Report on Form 10-KT for the transition period ended December 31, 2021. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in our 2021 Transition Report.

Refer also to “COVID-19 Business Update and Risks Associated with COVID-19” in Part 1 above.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

(a) The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibit No.	Description

2.1	Scheme Implementation Agreement (incorporated by reference to Exhibit 99.2 of the registrant’s Form 6-K filed on April 20, 2020)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K12B filed on June 30, 2020)

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the registrant’s Form 10-KT filed on February 28, 2022)

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 of the registrant’s Form 10-KT filed on February 28, 2022)

2.1	Scheme Implementation Agreement (incorporated by reference to Exhibit 99.2 of the registrant’s Form 6-K filed on April 20, 2020)

10.1	Executive Employment Agreement between the registrant and James Corbett dated September 26, 2022 †*

10.2

Amendment of Solicitation/Modification of Contract dated September 29, 2015 between the registrant and the U.S Department of Health and Human Services Biomedical Advanced Research and Development Authority (BARDA)*

10.3

Amendment of Solicitation/Modification of Contract dated September 29, 2015 between the registrant and the U.S Department of Health and Human Services Biomedical Advanced Research and Development Authority (BARDA)*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32**	18 U.S.C. Section 1350 Certifications

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Management contract or compensation plan or arrangement

* Filed herewith

** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 10, 2022	AVITA MEDICAL, INC.

		By:	/s/ James Corbett
James Corbett
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Michael Holder
Michael Holder
Chief Financial Officer