Form 10-K
period 2022-12-31
AVITA Medical, Inc.
filed 2023-02-23
CIK 1762303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has selected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was approximately $117,461,038 on June 30, 2022, using the closing price on that day of $4.75.

The number of shares of the registrant’s $0.0001 par value common stock outstanding as of February 13, 2023 was 25,296,086.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) and our other public filings contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. Forward-looking statements can sometimes, but not always, be identified by words such as “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions to future periods. Forward-looking statements are not based on historical facts but rather represent current expectations and assumptions. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation: future revenues; solvency; future industry market conditions; future changes in our capacity and operations; future operating and overhead costs; failure to obtain, maintain and enforce our intellectual property rights; regulatory and related approvals; the conduct or outcome of pre-clinical or clinical (human) studies; operational and management restructuring activities (including implementation of methodologies and changes in the board of directors); future employment and contributions of personnel; our ability to attract and retain qualified personnel; effects on the global economy of the ongoing COVID-19 pandemic; tax and interest rates; inflation, recession, financial market disruptions and other economic conditions; productivity, business process, rationalization, investment, acquisition and acquisition integrations, consulting, operational, tax, financial and capital projects and initiatives; changes in the legal or regulatory environment; and future working capital, costs, revenues, business opportunities, cash flows, margins, earnings and growth.

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

PART I

Item 1. BUSINESS

GENERAL

AVITA Medical, Inc. and its subsidiaries (including AVITA Medical Pty Limited ("AVITA Australia") (collectively, “AVITA Medical”, “we”, “our”, “us” or “Company”), is a regenerative medicine company leading the development and commercialization of devices and autologous cellular therapies for skin restoration. Our patented and proprietary RECELL® System (“RECELL System” or “RECELL”) technology platform harnesses the regenerative properties of a patient’s own skin to create Spray-On Skin™ Cells, an autologous skin cell suspension that is sprayed onto the patient to regenerate natural healthy skin.

CORPORATE

Headquartered in Valencia, California, the Company began as a laboratory spin-off in the Australian State of Western Australia. AVITA Medical's former parent company, AVITA Australia (formerly known as Clinical Cell Culture) was founded under the laws of the Commonwealth of Australia in December 1992 and changed its name to AVITA Medical Ltd in 2008. AVITA Australia's ordinary shares originally began trading in Australia on the Australian Securities Exchange (“ASX”) on August 9, 1993. AVITA Australia's American Depositary Shares (“ADSs”) traded over the counter on the OTCQX under the ticker symbol “AVMXY” from May 14, 2012 through September 30, 2019 and its ADSs began trading on the Nasdaq on October 1, 2019, under the ticker symbol “RCEL”.

On June 29, 2020, AVITA Australia implemented a statutory scheme of arrangement under Australian law to effect a redomiciliation of AVITA Medical from Australia to the United States (the “Redomiciliation”). The Redomiciliation was approved by shareholders on June 15, 2020 and approved by the Federal Court of Australia on June 22, 2020.

Pursuant to the Redomiciliation, all ordinary shares in AVITA Australia were exchanged for shares of common stock in the Company (AVITA Medical, Inc.). As a result, the Company became the sole shareholder of AVITA Australia. In conjunction with the Redomiciliation, an implicit consolidation or reverse split on a 1 for 100 basis was implemented whereby shareholders of AVITA Australia received one share of common stock in the Company for every 100 shares held in AVITA Australia.

Under the Redomiciliation, eligible shareholders in AVITA Australia received consideration in the form of:

•	five CHESS Depositary Interests (“CDIs”) in the Company for every 100 ordinary shares in AVITA Australia that were held by them; or
•	one share of common stock in the Company for every five ADSs in AVITA Australia that were held by them.

The Company’s CDIs are quoted on the ASX under AVITA Australia's former ASX ticker code, “AVH”. The Company’s shares of common stock are quoted on Nasdaq under AVITA Australia's former Nasdaq ticker code, “RCEL”. One share of common stock on Nasdaq is equivalent to five CDIs on the ASX.

As a result of the ‘implicit consolidation’ that occurred under the Redomiciliation, the number of shares of common stock issued and outstanding in the Company (as set out in the consolidated financial statements) is less than the number of ordinary shares of AVITA Australia that was set out in the consolidated financial statements of AVITA Australia prior to August 28, 2020.

COVID-19 IMPACT ON OUR BUSINESS

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

In response to the pandemic, we acted swiftly by implementing protocols to ensure continuity of our manufacturing, increasing our safety stock and to provide for the safety of our employees. We implemented a number of measures designed to protect the health and safety of our employees, support our customers and promote business continuity. Early on, our business and operations were impacted by the ongoing effects of the pandemic with restrictions on travel and access to our customers or temporary suspension of treatment of burn patients or re-distribution of those patients to other treatment facilities and resulted in a reduction in the volume of burn procedures using the RECELL following the implementation of those protective measures. In addition, we experienced periodic enrollment cessation in our clinical trials due to COVID-19 as well as having individuals excluded due to contracting the virus.

As of the date of this filing, we have resumed on-site work schedules for all employees. The COVID-19 pandemic has not materially adversely affected our financial results and business operations for the fiscal year-ended December 31, 2022; however, we are unable to predict the impact that COVID-19 may have on our business, operations, and financial results and condition in the future because of the numerous uncertainties created by the unprecedented nature of the pandemic.

STRATEGY

Our objective is to become the leading provider of regenerative medicine addressing unmet medical needs in burn injuries, trauma injuries, and in dermatological and aesthetics indications, such as vitiligo. To achieve this objective, we intend to:

•	Become the standard of care in the U.S. burns industry by increasing RECELL System penetration in burn centers and with burn physicians;
•

Commercialize the RECELL System in the U.S. for use in soft tissue repair following approval of our pending premarket approval (“PMA”) supplement, which was submitted to the U.S. Food and Drug Administration (“FDA”) in December 2022. Following anticipated FDA approval of RECELL for soft tissue repair, we plan to commence a full commercial launch in July 2023 with both inpatient and outpatient reimbursement in place;

•

Commercialize the RECELL System in the U.S. for use in treatment of vitiligo following approval of our pending PMA application, which was submitted to the FDA in December 2022. Subsequent to anticipated FDA approval of RECELLfor vitiligo, we plan to commence a full commercial launch following receipt of in-office reimbursement, which we believe will occur by January 2025;

•	Evaluate potential commercialization applications for the RECELL System related to skin rejuvenation and Epidermolysis Bullosa indications;
•	Further invest in our RECELL System platform to automate and improve workflow, speed, and ease of use as it relates to specific indications, as well as to build upon our intellectual property;
•

Continue to build upon commercial activities in Japan through our partnership with COSMOTEC Company, Ltd (“COSMOTEC”) with our current Pharmaceuticals and Medical Devices Act (“PMDA”) approval for RECELL with an indication in burns;

•	Develop and pursue viable commercial activities outside of the U.S. and Japan once we have received FDA approval for RECELL System indications in soft tissue and vitiligo;
•	Pursue business development opportunities that are complementary to our core RECELL System indications and/or our targeted markets; and
•	Improve our margins and profitability by leveraging our current team and infrastructure across an expanding base of business in burns and in future indications.

RECELL® PLATFORM

The RECELL System has a long-established safety profile, and clear potential for clinical and health-economic value propositions across a range of skin-related clinical indications. The patented and proprietary platform technology underlying Spray-On Skin™ Cells originated in Australia, based on the seminal work of Professor Fiona Wood and fellow scientist Marie Stoner. RECELL was initially launched in the E.U. in 2005, and then in Australia in 2006, ahead of pivotal outcomes data demonstrating clinical performance relative to standard care. Pivotal trials were conducted in the U.S. beginning in 2010. In September 2018, the FDA approved RECELL as a Class 3 device through a PMA for the treatment of acute thermal burn injuries in patients 18 years and older. Following receipt of our original PMA, we commenced commercialization of the RECELL System in January 2019 in the United States. RECELL is a first-of-kind medical device approved through FDA’s Center for Biologics Evaluation and Research, and the first Class 3 device approved for use in burn care in over 20 years.

The RECELL System is a single use (disposable), stand-alone, battery operated, autologous cell harvesting device containing enzymatic and buffer solutions, sterile surgical instruments, and actuators to achieve the disaggregation and delivery of skin cells. The platform technology of the RECELL System allows for the preparation and delivery of Spray-On Skin Cells, an autologous cellular suspension comprised of the patient’s own skin cells necessary to regenerate natural healthy epidermis. These Spray-On Skin Cells are prepared at the point of care in as little as 30 minutes, providing a new way to treat thermal burns, other wounds, skin injuries or defects of the skin. The skin cell suspension includes keratinocytes, fibroblasts, and melanocytes, all of which play critical roles in skin regeneration. The treatment of burns with RECELL yields proven and significant reduction in the harvesting of donor skin. Donor sites are of great concern amongst burn patients. Burn wounds treated using RECELL show comparable results in burn wound healing outcomes relative to conventional grafting, despite the use of less donor site tissue. The ability of RECELL to retain melanocytes in the cell suspension is notable as these cells are critical for the restoration of natural pigmentation to the area treated, which is being further evaluated in ongoing clinical trials. Skin cell suspension is a powerful therapeutic with the potential for addressing unmet needs in a number of clinical indications, including burns, soft tissue repair, and vitiligo.

RESEARCH & DEVELOPMENT

The launch of the RECELL System into the U.S. market provided an opportunity to gain valuable, in-depth insight into the patient care pathway, as well as the workflow for surgical management of burn wounds. We continue to commit significant and increasing resources in product development to ensure that our device continues to evolve and has robust patent protection. In February 2022, the FDA approved the PMA supplement for RECELL Autologous Cell Harvesting Device, an enhanced RECELL system aimed at providing clinicians a more efficient user experience and simplified workflow. This new version of the RECELL System offers improved convenience along with an opportunity to expand our intellectual property portfolio.

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

In summary, our research and development efforts are currently focused on:

•

Further clinical development of the RECELL System in additional skin-focused clinical indications where the platform can be leveraged. Specifically, to expand our footprint within wounds and dermatology, such as soft tissue repair and vitiligo. These activities are generally characterized by pivotal studies for which the FDA has approved an Investigational Device Exemption (“IDE”)

•	RECELL platform technology evolution to automate and improve workflow, speed, and ease of use
•

Further research and characterization of the RECELL System design and the composition and activity of the Spray-On Skin Cells suspension to support further clinical development of the platform, and to expand our intellectual property estate

TARGET MARKETS

Burns

Acute thermal burns are life-threatening and debilitating injuries that are among the most challenging and expensive to manage. These injuries require complex surgical procedures, long and costly hospitalization, and have a high potential for clinical complications and requirement for rehabilitation and scar treatment. In the U.S., approximately 40,000 people have burn injuries severe enough to require hospital admission annually, and it is estimated that 3,300 patients die each year. The majority of patients treated on an inpatient basis in the U.S. are treated in specialized burn centers.

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

The RECELL System was approved by the FDA in September 2018 for the treatment of second- and third-degree acute thermal burn injuries in patients 18 years and older. In June 2021, the FDA approved an expanded indication for use to also include treatment of full-thickness (third-degree) pediatric burns, which represent close to a quarter of all burn injuries in the U.S., as well as full-thickness burn injuries greater than 50% TBSA. As a result of having achieved an expanded indication for use in pediatric burns, the Biomedical Advanced Research and Development Authority (“BARDA”) funded U.S. Pediatric Burns trial has been closed to new enrollment (refer to BARDA Contract section below).

The pivotal studies leading to the RECELL System’s FDA PMA for the treatment of acute thermal burns demonstrated that the RECELL System treated burns used 97.5% less donor skin when used alone in second-degree burns, and 32% less donor skin when used with autograft for third-degree burns, compared to standard of care autografting. In these studies, a statistically significant reduction in donor skin required to treat burn patients with the RECELL System was realized without any associated compromise to healing or safety outcomes. Donor site outcomes from the clinical trial for second-degree burns also revealed a statistically significant reduction in patient-reported pain, increased patient satisfaction and improved scar outcomes.

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

A budget impact model was developed and has been used to calculate the annual budget impact of current standard of care for the treatment of burns versus treatment using the RECELL System for a burn center with 200 patients. The model shows that treatment using the RECELL System reduces annual total treatment costs from approximately $39.4 million to $32.6 million, saving 17% or approximately $6.8 million per year. In addition, real world evidence has been published by the Doctors at IQVIA and funded by the Company and BARDA indicating that these economic savings are demonstrated in a wide range of burn sizes.

The market for treatment of burns in the U.S. is highly concentrated, with approximately 150 burn centers and approximately 300 burn surgeons who treat the majority of severe burns in the country (i.e., ~75%). Accordingly, our target market is predominantly focused on burn centers. Our goal is to establish RECELL as the standard of care for any burn injury that requires grafting for patients with 5% TBSA injury or greater. In the U.S., we estimate that there are approximately 35,000 patients annually that could benefit from our technology. Each RECELL System can treat up to 10% TBSA, and many patients require more than one device.

AVITA Medical has a policy of providing the RECELL System to a provider only after they have been certified, which includes extensive training in the use of the product and in the aftercare of the patient. In general, we have found that most U.S. burn centers follow the industry-standard process of evaluating the RECELL System and then taking it through their hospital’s Value Analysis Committee (“VAC”) prior to purchasing. In general, most surgeons follow a typical adoption curve, starting from where they see the greatest economic and clinical value, which is the use of RECELL for treatment of larger burns. With time and continued use, surgeons typically progress to adoption of RECELL for smaller, less severe burns and facial burns.

In the U.S., several existing reimbursement codes were in place prior to the commencement of commercial sales of the RECELL System. For inpatient treatment of burn patients, U.S. hospitals are reimbursed under DRG (Diagnosis Related Group) Codes based on diagnosis of a patient’s injuries. For physicians, CPT (Current Procedural Terminology) codes for use in RECELL System procedures are recommended by the American Burn Association and are the same for both inpatient and outpatient use. In August 2020, we filed a Transitional Pass-through Payment Application (“TPT”) with The Centers for Medicare & Medicaid Services (“CMS”) to support a separate, additional Medicare payment for use of the RECELL System in the Outpatient Setting. On November 3, 2021, the Company was informed that CMS approved our TPT submission with the code effective as of January 1, 2022. The new “C” code provides additional payment which offsets the cost of the device in hospital outpatient facilities and ambulatory surgical centers for Medicare beneficiaries over a 2-to-3-year period before converting to a permanent code. Following the granting of the code, the Company is working with commercial carriers to ensure broader coverage. The new “C” code is not indication specific and lays the foundation for growth in other indications outside of acute thermal burns (such as soft tissue repair).

Japan is the second largest healthcare market, with approximately 6,000 patients per year who suffer from severe burns in Japan. Large patient populations coupled with healthy reimbursement coverage makes Japan an attractive market for the RECELL System. In February 2019, we entered into a collaboration with COSMOTEC, an M3 Group company, to market and distribute the RECELL System in Japan. We worked with COSMOTEC to advance our application for approval of the RECELL System in Japan pursuant to Japan’s Pharmaceuticals and Medical Devices Act (“PMDA”). In February 2022, our application for regulatory approval was approved by the PMDA for both adult and pediatric burns. In September 2022, COSMOTEC commercially launched RECELL in Japan following Japan’s Ministry of Health, Labor, and Welfare approval of reimbursement pricing.

Soft Tissue Repair

Soft tissue repair includes treatment of injuries caused by non-burn trauma, including excision of infected tissue, such as necrotizing soft tissue infections. While minor skin defects may be primarily closed with sutures or standard wound care, larger open defects require more complicated approaches, including skin grafts, tissue flaps and dermal matrices.

Similar to the burns indication, soft tissue repair is associated with large areas of skin loss and as such, some of the top unmet needs identified by surgeons are closely aligned:

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

On September 17, 2019, the FDA approved an Investigational Device Exemption (“IDE”) to conduct a pivotal trial evaluating the safety and effectiveness of the RECELL System in combination with meshed autografting for the treatment of acute full-thickness skin defects. Subsequently, on March 2, 2020, we initiated a prospective, multi-center, randomized controlled study for soft tissue repair with the enrollment of the first patient at the Arizona Burn Center at Valleywise Medical Health Center in Phoenix, AZ. Each patient had a control wound treated with conventional skin grafting and a wound treated with expanded skin grafting in combination with RECELL. Enrollment of this pivotal study was completed in January of 2022. In August 2022, the company announced positive topline results in which the study met both of its co-primary endpoints. Subsequently, the RECELL System earned the FDA Breakthrough Device designation for the proposed indication of soft tissue repair in November 2022. In December 2022, the Company submitted a PMA supplement application to the FDA. The supplement, if approved, will expand the indication of RECELL to include soft tissue repair.

Open wounds associated with traumatic injuries caused over 4.5 million hospital visits in the U.S. in 2017, and traumatic wounds rank among the five most costly medical conditions. We estimate that the total annual addressable U.S. market for RECELL in soft tissue repair is approximately $1 billion. The majority of our current burn accounts represent opportunities for use of RECELL in soft tissue repair. We plan to build out our existing field team to cover approximately 1,500 acute wound accounts (representing both burn and trauma accounts). Our expansion allows for coverage of over 75% of total targeted procedures. Based on market research, degloving (a type of injury where the skin is ripped from the underlying tissue), abrasions, and infectious disease (e.g., necrotizing soft tissue infections, like flesh-eating disease) have the greatest stated intent to use. We anticipate RECELL being used in both the inpatient & outpatient settings across a wide range of wound sizes. Market research indicates that surgeons treating soft tissue injuries believe RECELL will offer benefits over current treatment options, allowing surgeons to address key unmet needs. From a reimbursement perspective, the same DRG code that is currently being used to treat inpatient burns can be applied to soft tissue repair once FDA approval is received. Additionally, pending FDA approval of the PMA supplement application, the outpatient TPT “C” code we have been granted for RECELL can also be utilized for soft tissue repair in the outpatient setting.

Clinical study data and international product usage supports clinical benefits of RECELL use in soft tissue repair. In the pivotal study, RECELL met both co-primary endpoints, demonstrating statistically significant donor sparing and non-inferior healing outcomes with RECELL versus standard of care. In addition, RECELL has been successfully used outside the U.S. for many years and there exist several case reports on the treatment of traumatic injuries (soft tissue repair) that have been the subject of peer-reviewed scientific publications and presentations at medical conferences.

Soft tissue repair represents a significant opportunity which AVITA Medical can pursue leveraging its existing and future resources while also creating synergies with the burns market. As of February 23, 2023, approximately 50% of the U.S. burn centers are classified as Level 1 and Level 2 trauma centers. Those Level 1 and Level 2 trauma centers currently utilizing RECELL should be able to use RECELL to repair soft tissue immediately following FDA approval as these centers have already approved RECELL through their respective VACs. Further, we will be expanding our burn market opportunity by virtue of our soft tissue launch as we will be extending our reach to include trauma centers.

Vitiligo

Vitiligo is a disease that causes the loss of skin pigmentation, or color, in patches. The extent of color loss from vitiligo is unpredictable, can affect the skin on any part of the body, and may also affect hair and the inside of the mouth. Vitiligo occurs when melanocytes, the pigment-producing skin cells, die or stop producing melanin, the pigment that gives skin, hair, and eyes color. Vitiligo is believed to be an autoimmune disorder in which a patient’s immune system attacks and destroys the melanocytes in the skin. It may also be caused by heredity factors or a triggering event, such as sunburn, stress, or exposure to industrial chemicals. Vitiligo affects people of all skin types, but it may be more noticeable in people with darker skin. It is estimated that worldwide vitiligo prevalence is between 0.5 to 2% of the population. The condition is not life-threatening or physically painful, but it can significantly alter physical appearance and have negative emotional and psychological consequences, thus causing a cascade of medical conditions with associated costs.

Vitiligo cannot be cured at present, and treatments generally fall into one of two categories:

1.

Treatments to arrest the spread of vitiligo, such as steroid creams and non-steroidal anti-inflammatory creams. There are also a number of therapies under development designed to target the underlying autoimmune disease. One challenge in terms of achieving the desired patient outcome is that stopping the spread of vitiligo may not restore pigmentation to the areas already damaged.

2.

Treatments to restore pigmentation include skin grafting, laser phototherapy (with and without topicals), and Melanocyte-Keratinocyte Transplantation Procedure (“MKTP”). MKTP requires expensive and substantial laboratory equipment and is currently only available in a handful of locations in the U.S.

RECELL does not treat underlying autoimmune disease. Rather, it works to restore pigmentation.

According to the FDA panel in 2021, there is a high level of depression, anxiety, and negative quality of life among vitiligo patients. Interest in vitiligo treatment tends to increase in individuals who have lesions in more visible areas (such as the face, neck and hands) as well as the younger female population. In 2022, over 400,000 patients pursued treatment for vitiligo in the U.S. We estimate that there are approximately 1.3 million people in the U.S. with stable vitiligo and a total addressable market of approximately $5 billion. Vitiligo rates a ‘7.61’ on the Dermatology Life Quality Index (“DLQI”), which is in the same range of other aesthetic dermatological disease analogs which receive healthy positive reimbursement such as Rosacea (5.2), Psoriasis (9.3) and Atopic Dermatitis (12.79).

The market is expected to grow, especially over the next decade, with the advent of novel treatment options including oral and topical Janus Kinase (“JAK”) inhibitors, such as Opzelura. Although these new products will both stabilize and re-pigment some patients, it is anticipated that many patients will need additional modes of treatment for re-pigmentation. Products (immunosuppressants) working to stabilize vitiligo and RECELL (working to restore pigmentation) are complementary. Further, large pharmaceutical companies with immunosuppressant assets in development will likely invest in disease awareness campaigns which will further grow consumer awareness and the market.

On July 1, 2020, the FDA approved our IDE application for a pivotal study in vitiligo which is titled “A Prospective Multi-Arm Blinded-Evaluator Within-Subject Randomized Controlled Clinical Study to Investigate the Safety and Effectiveness of RECELL for Repigmentation of Stable Vitiligo.” The primary endpoint compared the incidence of successful (80%, by area) repigmentation for RECELL treatment versus that of standard of care phototherapy. The Company commenced enrollment in the vitiligo pivotal study in September 2020. The last subject enrolled in the study was treated in January 2022. In September 2022, the Company announced positive topline results in which its primary endpoint was met. Subsequently, the RECELL System earned the FDA Breakthrough Device designation for the proposed indication of vitiligo in November 2022. In December 2022, the Company submitted a PMA application to the FDA. The application, if approved, will expand the indication of RECELL to include treatment of vitiligo.

More than 1,000 patients have been successfully treated with the RECELL System for stable vitiligo outside of the U.S., and to date there are eleven publications demonstrating the benefits of the RECELL System in vitiligo. We believe that RECELL would be the first point-of-care device which provides a standardized in-office treatment to durably restore depigmented areas for patients with stable (or non-progressive) vitiligo.

Epidermolysis Bullosa

The RECELL System has been studied in a wide variety of indications and has been shown to enable patients to regenerate natural healthy skin in instances where the patient’s outer skin covering, or epidermis, has been lost or damaged. In addition to these applications of the RECELL System, we are pursuing related opportunities where the RECELL System’s ability to harness the natural healing capabilities of the body could be augmented with the use of genetically-modified cells for treatment of certain genetic skin disorders. In this way, the RECELL System could potentially be used as a vehicle for other therapeutic offerings.

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

In November 2019, AVITA Medical entered into a research agreement with the Gates Center for Regenerative Medicine at the University of Colorado School of Medicine (“Gates Center”) for the purpose of seeking to establish pre-clinical proof-of-concept for a spray-on treatment of genetically corrected cells. Pursuant to this agreement, recessive dystrophic bullosa (“RDEB”) cells have been successfully reverse-differentiated and corrected, yielding iPSCs (induced pluripotent stem cells). Further, iPSCs have been forward-differentiated, amplified, and used to successfully regenerate skin in an immunocompromised mouse model. We have paired the RECELL System Spray-On Skin Cells technology and expertise with the Gates Center’s innovative patent-pending combined reprogramming and gene-editing technology, with the intent to allow the skin cells of patients with EB to function properly. Under the arrangement with the Gates Center, we retain the option to exclusively license technologies emerging from the partnership for further development and commercialization. While we remain interested in the therapeutic potential of modified Spray-On Skin Cells, the sponsored research agreement has concluded, and the Company is currently evaluating its potential next steps.

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

In November 2020, AVITA Medical announced a preclinical research agreement with the Houston Methodist Research Institute (“HMRI”) to explore molecular reversal of cellular aging through a novel cell suspension delivery system. AVITA Medical retains the option to exclusively license HMRI’s patented technology as well as the right of first negotiations to HMRI’s technologies emerging from the partnership for further development and commercialization.

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

SALES AND MARKETING

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

We sell the RECELL System in the U.S. through our direct commercial organization consisting of 26 field personnel who are supported by corporate marketing, reimbursement, scientific and medical affairs, operations, and corporate leadership. The field sales team was recruited and hired subsequent to the September 2018 FDA PMA and trained prior to the U.S. market launch of RECELL in January 2019. Our field organization is composed of highly experienced medical sales representatives as well as former burn nurses.

We anticipate the U.S. market launch of RECELL for soft tissue repair in July 2023. The majority of our current burn accounts represent opportunities for the use of RECELL in soft tissue repair; however, we plan to significantly expand the existing burns field team to cover both burn and trauma accounts prior to the market launch of RECELL for soft tissue repair. The expansion plan allows for coverage of over 75% of total targeted procedures.

HUMAN CAPITAL

AVITA Medical’s investment in the U.S. commercial success of RECELL has led to the development of best-in-class teams supporting sales, clinical education and training, reimbursement, medical affairs, as well as corporate management and infrastructure. As of December 31, 2022, we had 126 employees full-time and part-time employees. As of December 31, 2022, 98% of our workforce was based in the United States, with a significant number of our management and professional employees having prior experience with leading medical product, biotech, or pharmaceutical companies. None of our employees are covered by collective bargaining agreements.

We embrace differences, diversity and varying perspectives amongst our employee base and are proud to be an equal opportunity employer. We do not discriminate based on race, religious creed, color, national origin, ancestry, physical disability, mental disability, medical condition, genetic information, marital status, sex, gender, gender identity, gender expression, age, military or veteran status, sexual orientation or any other protected characteristic established by federal, state, or local laws. A diverse workforce as well as an inclusive culture and work environment are fundamentally important and strategic to us beginning with our Board of Directors and CEO and extending to all levels of the Company. As of December 31, 2022, our executive leadership team was 50% female, our senior leadership team was 38% female, and our total employee base was 47% female. In addition to promoting gender diversity, we encourage ethnically diverse talent when recruiting as well as providing employee training and development focusing on workplace diversity and inclusion.

INTELLECTUAL PROPERTY

We seek to protect our intellectual property, core technologies, and other know-how through a combination of patents, trademarks, trade secrets, non-disclosure and confidentiality agreements, licenses, assignments of invention and other contractual arrangements with our employees, consultants, partners, suppliers, customers, and others. Additionally, we rely on our research and development program, clinical trials, know-how and marketing programs to advance our products and product candidates, and to expand our intellectual property rights.

As of December 31, 2022, we had been granted a total of 19 patents and had 27 patent applications pending worldwide. The Company’s patent portfolio encompasses assets in the U.S., China, Japan, Australia, Brazil, Canada, France, Germany, Hong Kong, Italy, Spain, the United Kingdom, and applications pending before the European Patent Office (“EPO”). Notably, as discussed more fully below, our core U.S. patent remains in force until February 6, 2024, and we expect it to be extended through April 9, 2024. In addition to patent protection, we believe that the regulatory approval processes around the world will continue to provide significant barriers to entry against meaningful competition.

AVITA Medical’s patent portfolio covers AVITA Medical’s core RECELL System, methods of using the RECELL System, the Regenerative Epidermal Suspension (“RES®”), methods of preparing a cell suspension with exogenous agents to promote wound healing, as well as to one or more automated systems for tissue processing and preparation of cell suspensions. AVITA Medical’s pending patent applications cover an all-in-one RECELL System embodiment and methods of evaluating the therapeutic potential of RES, as well as new modifications to RES that are showing potential for therapeutic results. We expect that our research and development pipeline, strategic partnerships with universities, and improvements to the RECELL System and RES will result in additional and diverse patent applications for automated tissue processing and RES-related compositions of matter, along with related methods of use, in the next calendar year.

In 2019, AVITA Medical filed a Patent Term Extension (“PTE”) application with the U.S. Patent and Trademark Office requesting an extension of the patent term for U.S. Patent No. 9,029,140, “Cell suspension preparation technique and device” as a result of patent term lost to the FDA regulatory process. If the term extension requested in the PTE application is approved, the patent term of U.S. Patent No. 9,029,140, which covers the RECELL System, will be extended to April 9, 2024. An interim PTE application was approved on December 12, 2022, for U.S. Patent No. 9,029,140 that extends its expiration date until February 6, 2024 while we wait for full approval of the PTE application. AVITA Medical’s other patents have expected expiration dates ranging from 2032 to 2033, while AVITA Medical’s pending patent applications, if granted, would have expiration dates ranging from 2032 to 2041.

Additionally, AVITA Medical owns and defends a global trademark portfolio comprising 125 registered trademarks, common or state law trademarks, and pending trademark applications. Recently, AVITA Medical received U.S. federal trademark registration on the marks “AVITA Medical” and the AVITA Medical logo. AVITA Medical also owns trademark registrations for “RECELL,” “Spray-On Skin,” the RECELL System logo, “RES,” and others in the U.S. and international markets. In addition to patent and trademark protection, we also rely on trade secrets, know-how, and other proprietary information to develop and maintain our competitive position. We have robust confidentiality and invention disclosure procedures in place that incentivize our employees to innovate and allow us to maintain our rights to AVITA Medical innovations.

FACILITIES

AVITA Medical leases approximately 17,500 square feet of administrative and office space in Valencia, California that is currently leased through October 31, 2026. The Company operates an FDA-registered production plant in Ventura, California, in a 27,480 square foot facility that is currently leased through September 30, 2024. The Ventura facility has two 3-year options to extend the lease, at our sole option, which allows for a total lease extension period through September 30, 2030. We also lease a limited amount of incubator space in Irvine, California for scientific research and product development activities.

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

Within the Ventura facility we perform the final manufacturing, assembly, packaging, and warehousing of the RECELL System. Also included within the Ventura facility is a secure controlled-temperature warehouse that complies with the vendor-managed inventory (“VMI”) requirements of the contract with BARDA. See below for details.

AVITA Medical sources multiple components, sub-assemblies, and materials from third-party suppliers, who are required to meet our cGMP quality specifications and associated regulatory requirements. To ensure continuity of supply, we maintain multiple sources of supply for key components, subassemblies and materials, and the majority of critical raw materials and services have multiple qualified suppliers. While a small number of materials remain single sourced, we are actively working to qualify and validate additional suppliers for these materials as we continue to evaluate methods of removing risk from the supply chain for the RECELL System. We believe that our current manufacturing capacity at the Ventura facility is sufficient to meet the expected commercial demand for the RECELL System for burns, as well as other indications under development, for the foreseeable future.

AVITA Medical serves the U.S. burn market by shipping the RECELL System directly from our Ventura facility to U.S. burn centers. From time-to-time we may also store small quantities of the RECELL System at satellite distribution sites within the U.S. to better support access of the RECELL System to our U.S. customers.

BARDA CONTRACT

We have a contract with the BARDA, under the Assistant Secretary for Preparedness and Response, within the U.S. Department of Health and Human Services, valued at approximately $53.3 million. The contract provided funding for the development of the RECELL System. The contract will continue to provide funding for future use of the product as a medical countermeasure to assist disaster preparedness and response in the U.S. for mass casualty events involving burn injuries. We entered into the contract on September 29, 2015, and the scope has expanded through a number of amendments to the contract. The current contract period continues to December 31, 2023, with the option by BARDA to terminate earlier.

Under the contract, BARDA has provided funding and technical support for the development of the RECELL System. BARDA funded the completion of two randomized, controlled pivotal clinical trials, as well as Compassionate Use and Continued Access programs, and development of the health economic model demonstrating the cost savings associated with the RECELL System. BARDA exercised a contract option to fund a randomized, controlled clinical trial for a pediatric early intervention study which commenced enrollment in March 2020, and closed to enrollment in June 2021, subsequent to FDA-approval of an expanded RECELL indication for use that includes treatment of pediatric patients. Currently, the BARDA contract is supporting the Company’s clinical trial in soft-tissue repair. Also included in the BARDA contract was a provision for procurement of the RECELL System under a vendor-managed inventory system to bolster emergency preparedness in the amount of $7.6 million. Further, BARDA expanded the awarded contract to provide supplemental funding of $1.6 million to support the logistics of emergency deployment of RECELL Systems for use in mass casualty or other emergency situations. We are contracted to manage this inventory of product until the earlier of the federal government requesting shipment or at contract termination on December 31, 2023. As of December 31, 2022, we had received cumulative payments of $37.9 million under the BARDA contract.

COMPETITION

The medical device, biotechnology and pharmaceutical industries are intensely competitive and subject to significant technological developments and changes in practice. While we believe that our innovative technology, knowledge, experience, and scientific resources provide us with competitive advantages, we may face competition from many different sources with respect to the

RECELL System or any product candidates that we may seek to develop and commercialize in the future. Possible competitors may include medical device, pharmaceutical and wound care companies, academic and medical institutions, governmental agencies, medical practitioners, and public and private research institutions, among others. Any product that we successfully develop and commercialize will compete with both existing therapies and any new therapies that may become available in the future.

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

GOVERNMENT REGULATIONS

The production and marketing of the RECELL System and any additional product candidates developed in future ongoing research and development activities are subject to regulation by numerous governmental authorities including the FDA in the U.S. and similar agencies in other countries throughout the world.  Pursuant to its authority under the Federal Food, Drug, and Cosmetic Act (the “FD&C Act”), the FDA has jurisdiction over medical devices in the U.S. The FDA regulates the design, development, manufacturing, and distribution of medical devices to ensure that medical products distributed domestically are safe and effective for their intended uses. The FD&C Act classifies medical devices into one of three categories based on the risks associated with the device and the level of control necessary to provide reasonable assurance of safety and effectiveness. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device are categorized as Class III. These devices typically require submission and approval of a PMA. The RECELL System is categorized as a Class III medical device, and in September 2018 the FDA granted our PMA for use in the treatment of acute thermal burns in patients 18 years and older. In June 2021, the FDA approved a supplement to our PMA to expand the use of RECELL in pediatric patients with full-thickness burns. In December 2022, the Company submitted a PMA supplement to expand the use of RECELL for soft tissue repair and an original PMA application to expand the use of RECELL for treatment of vitiligo.

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

In addition to FDA approval in the U.S., the RECELL System has received various approvals and registrations in international markets. The RECELL System is TGA-registered in Australia, received CE-mark approval in Europe, and received Japan’s Pharmaceuticals and Medical Devices Act (PMDA) approval for burns in Japan.

HEALTHCARE LAWS AND REGULATIONS

AVITA Medical is a manufacturer of a medical device and therefore we are subject to regulations by the FDA and various federal and state healthcare laws and regulations. These regulations govern our advertising and promotional practices, our interactions with healthcare providers (“HCPs”), and our reporting of any payments made to HCPs. AVITA Medical is committed to the highest standards of business conduct in accordance with the AdvaMed Code of Ethics.

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

Additionally, certain state laws require medical device companies to comply with voluntary guidelines in our interactions with healthcare providers promulgated by global trade associations and relevant compliance guidance issued by the U.S. Department of Health and Human Services, Office of Inspector General. Such laws prohibit medical device manufacturers from offering or providing certain types of payments or gifts to health care providers; and/or require the disclosure of gifts or payments to healthcare providers.

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

Federal and State Reporting

Pursuant to the federal National Physician Payment Transparence Program (Open Payments) Act, AVITA Medical is required to report annually to the Centers for Medicare and Medicaid Services within the U.S. Department of Health and Human Services. Additionally, in adhering to federal reporting requirements, all relevant state marketing reporting regulations, any payments, and transfers of value to physicians and teaching hospitals, as well as other categories of disclosures must be reported annually.

Privacy

AVITA Medical must comply with the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which imposes criminal and civil liability for, among other conduct, making false statements relating to healthcare matters and executing a scheme to defraud any healthcare benefit program. It also imposes criminal and civil liability and penalties on those who violate requirements such as mandatory contractual terms which are intended to safeguard the security, transmission and use of individually identifiable health information.

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

AVAILABLE INFORMATION

The Company files annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Exchange Act. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The public can obtain any documents that we file with the SEC at www.sec.gov. In addition, copies of announcements made by the Company to ASX are available on the ASX website (www.asx.com.au) and also, under the heading “Investors: Press Releases” at the following link on our website (https://ir.avitamedical.com/press-releases).  We maintain a website at www.avitamedical.com. Since becoming a domestic U.S. issuer on July 1, 2020, our filings with the SEC, including without limitation, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge  on our website under the heading “Investors: Financials _SEC Filings” at the following link on our website (https://ir.avitamedical.com/financials/sec-filings), as soon as reasonably practicable after we file or furnish them electronically with the SEC. Information contained on our website is not part of or incorporated into this annual report.

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

Although we have begun full scale marketing and sales of our RECELL® System in the United States and other jurisdictions, such sales have been limited to date and we have not yet obtained profitability. We had a total net loss of $26.7 million and $25.1 million for the year-ended December 31, 2022 and the year-ended December 31, 2021, respectively. We have incurred a cumulative deficit of $262.6 million through December 31, 2022. We anticipate that we may continue to incur losses at least until U.S. sales of the RECELL System are adequate to fund operating expenses. We may not be able to successfully achieve or sustain profitability. Successful transition to profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure, including in new markets for which we are not presently approved.

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

Development and commercialization of our products require successful completion of the regulatory approval process and may suffer delays or fail. We may be unsuccessful in obtaining additional approvals for our RECELL System for soft tissue repair and skin conditions such as vitiligo.

In the United States, as well as other jurisdictions, we have been and will be required to apply for and receive regulatory authorization before we can market our products. Although our RECELL System has been approved for use in the treatment of acute partial-thickness thermal burn wounds in patients 18 years of age and older or application in combination with meshed autografting for acute full-thickness thermal burn wounds in pediatric and adult patients in the United States, we are looking to expand the indications of the product for use in soft tissue repair and vitiligo. In December 2022, the company submitted a PMA supplement to expand the use of RECELL for soft tissue repair and an original PMA application for the use of RECELL for treatment of vitiligo.  While clinical trials for such uses are nearing completion, there can be no assurance that we will be successful in those clinical trials or ever receive approval by the FDA for the use of our RECELL System for such additional applications. Such a failure of approval would have a material negative effect on our future prospects.

In Australia, the RECELL System is approved to use for the treatment of burns, acute wounds, scars and vitiligo. In the EU the product has been approved for the treatment of burns, chronic wounds, scars and vitiligo. We worked with COSMOTEC to advance our application for approval of the RECELL System in Japan pursuant to Japan’s Pharmaceuticals and Medical Devices Act (“PMDA”). In February 2022, our application for regulatory approval was approved by the PMDA for both adult and pediatric burns. We will require additional clinical data or approvals from regulatory authorities within these countries to market the product for the treatment of other indications, and from any other jurisdictions in which we seek to market the product. This process can be time consuming and complicated and may be unsuccessful or otherwise result in unanticipated delays or fail altogether. To secure marketing authorization, an applicant generally is required to submit an application that includes the data supporting preclinical and clinical safety and effectiveness as well as detailed information on the manufacturing and control of the product, proposed labeling and other additional information. Before marketing authorization is granted, regulatory authorities may require the inspection of the manufacturing facility or facilities and quality systems (including those of third parties) at which the product candidate is manufactured and tested, as well as potential audits of the non-clinical and clinical trial sites that generated the data cited in the marketing authorization application.

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

Obtaining and maintaining regulatory approval for a product in one jurisdiction does not guarantee that we will be able to obtain or maintain similar approval in other jurisdictions, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval for use of our RECELL System for the treatment soft tissue repair and/or vitiligo, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries if not currently approved. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a medical device must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

We are highly dependent on our regulatory approval in the United States and failure to maintain that approval would materially impact our business and prospects.

Our business is highly dependent on the PMA we received in September 2018 from the FDA. This PMA allows us to sell our RECELL System in the United States, our current primary market. In addition, maintaining this PMA also increases the probability of approval of secondary indications for the PMA outside of burns. While we intend to take every action and precaution to ensure that our PMA remains effective, it is possible that the FDA could take a position in the future that requires a modification, temporary suspension or revocation of our PMA. Any such action by the FDA would have a material adverse effect on our business.

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

For example, we presently benefit from various reimbursement codes, including the following:

•	Reimbursement for hospitals in inpatient services using Medicare Severity Diagnosis-Related Groups (“MS-DRGs”).
•	Specific International Classification of Disease, 10th revision, Procedure Classification System (“ICD-10-PCS”) code series describing our “cell suspension technique” for the use of the RECELL System.
•

Current Procedural Terminology (“CPT”) codes to support physician reimbursement for professional healthcare services, ambulatory surgical center (“ASCs”) reimbursement for facility services and hospital reimbursement for outpatient department services. Medicare reimburses ASCs for services using CPT codes and reimburses hospitals for outpatient services using Ambulatory Payment Classifications (“APCs”).

In addition, in 2022, we were approved for a Transitional Pass-through Payment (“TPT”) C code to support additional Medicare payment in the outpatient hospital and the ASC setting. There can be no guarantee that the above reimbursement codes will not be withdrawn, reduced, consolidated or otherwise be altered in a manner which is not supportive of ongoing commercial use of the RECELL System.

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

We face manufacturing risks that may adversely affect our ability to manufacture products and could reduce our gross margins and negatively affect our business and operating results.

Our success depends, in part, on our ability to manufacture our current and future products in sufficient quantities and on a timely basis to meet demand, while adhering to product quality standards, complying with regulatory quality system requirements and managing manufacturing costs. We have a manufacturing facility located in Ventura, California where we produce, package and warehouse the RECELL System. We also rely on global third-party manufacturers for production of some of the components used in the RECELL System. If our facility, or the facilities of our third-party contract manufacturers, suffer damage, or a force majeure event, this could materially impact our ability to operate.

We are also subject to other risks relating to our manufacturing capabilities, including:

•

quality and reliability of components, sub-assemblies and materials that we source from third-party suppliers, who are required to meet our quality specifications, some of whom are our single-source suppliers for the products they supply;

•	failure to secure raw materials, components and materials in a timely manner, in sufficient quantities or on commercially reasonable terms;
•	inability to secure raw materials, components and materials of sufficient quality to meet the exacting needs of medical device manufacturing;
•	inability to increase production capacity or volumes to meet demand; and

             As demand for our products increases, we will have to invest additional resources to purchase raw materials and components, sub-assemblies and materials, hire and train employees and enhance our manufacturing processes. If we fail to increase our production capacity efficiently to meet demand for our products, we may not be able to fill customer orders on a timely basis, our sales may not increase in line with our expectations and our operating margins could fluctuate or decline. It may not be possible for us to manufacture our products at a cost or in quantities sufficient to make these products commercially viable or to maintain current operating margins, all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, we are continually identifying additional third-party suppliers who could serve if necessary as replacement manufacturers should the need arise.

Certain of our products are dependent on specialized sources of supply potentially subject to disruption which could have a material, adverse impact on our business.

We expect recent supply chain disruptions as a result of the pandemic combined with raw material shortages, and inflationary pressures, to continue for the foreseeable future. These conditions have strained our suppliers and extended supplier delivery lead times. The Life Sciences industry is experiencing market wide shortages for resin products used in our packaging. As a result of recent inflation, we are seeing increases in the costs of raw materials.

We have single-sourced some of our material components due to the cost and regulatory requirements associated with qualifying multiple suppliers. To the extent any of these single sourced suppliers may have disruptions in deliveries due to production, quality, or other issues, we may also experience related production delays or unfavorable cost increases associated with qualifying alternate suppliers. The impact of delays resulting from disruptions in supply for these items could negatively impact our revenue, our reputation with our customers, and our results of operations. In addition, significant price increases from single-source suppliers could have a negative impact on our profitability to the extent that we are unable to recover these cost increases on our fixed price contracts.

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

We and our CROs are required to comply with the FDA’s GCPs for conducting, recording and reporting the results of clinical trials to assure that the data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA, and comparable foreign regulatory authorities, enforces these GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our future clinical trials may be deemed unreliable and the FDA or other foreign regulatory authorities may require us to perform additional clinical trials before approving any marketing applications.

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

As a result of the ongoing COVID-19 pandemic, other pandemics, inadequate funding or other reasons, the FDA and other government agencies may have resource constraints which could limit their ability to review and approve our applications in a timely manner, thus negatively impacting our business.

The FDA’s ability to review and approve regulatory submissions can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, federal government shutdowns, and other events that may otherwise affect the FDA’s ability to perform routine functions.  The time to review submissions can vary from time to time.

If a prolonged government shutdown occurs, or if global health concerns continue to prevent or delay the FDA or other regulatory authorities from conducting, at all or in a timely manner, their regular inspections, reviews, or other regulatory activities (including pre-submission engagements), it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We have significant product development projects ongoing that, if successful, are intended to improve the ease and use of our device in our current burn indication as well as in soft tissue repair, vitiligo and future indications.  The costs, timeline and ultimate success of these product development programs are subject to risk and uncertainty.  If the Company is not able to develop and obtain regulatory approval for these products in development in a timely fashion and within budget, our business prospects and financial condition may suffer.

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

If we are unable to effectively protect our intellectual property, we may not be able to operate our business and third parties may be able to use and profit from our technology, both of which would impair our ability to be competitive.

Our success will be heavily dependent on our ability to obtain and maintain meaningful patent protection for our technologies and products throughout the world. Patent law relating to the technology fields in which we will operate is still evolving. The amount of ongoing protection for our proprietary rights therefore is uncertain. We will rely on patents to protect a significant part of our intellectual property and to enhance our competitive position. However, our presently pending or future patent applications may be denied, and any patent previously issued to us or our subsidiaries may be challenged, invalidated, held unenforceable or circumvented. In particular, we filed a patent Term Extension application with the U.S. Patent and Trademark Office requesting an extension of our commercial patent that covers the RECELL System, U.S. Patent No. 9,029,140. If the term extension is approved, the patent term will be extended to April 9, 2024. Without such approval, our RECELL System patent will expire in February 2024, which could prevent us from defending our patent in the event a competitor infringes on our RECELL System by producing the same type of product. Furthermore, the patent protections we have been granted may not be broad enough to prevent competitors from producing products similar to ours.

In markets other than the USA, where we continue to have patent protection on the RECELL System, the expiration of these patents means the Company may not be able to deter a competitor from introducing a product similar to the RECELL System in those jurisdictions.  If this were to occur, our ability to successfully market and sell our products in such markets could be materially impaired.

In addition, the laws of various foreign countries in which we may compete may not protect our intellectual property to the same extent as do the laws of the United States. If we fail to obtain adequate patent protection for our proprietary technology, our ability to be commercially competitive will be materially impaired.

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

If we choose to go to court to stop someone else from using the intellectual property claimed in our patents or our licensed patents, that individual or company has the right to ask the court to rule that these patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and would distract our key personnel and consume time and other resources, even if we were successful in stopping the infringement of these patents. In addition, there is a risk that a court will decide that these patents are invalid or unenforceable and that we do not have the right to stop the other party from using the inventions or, even if the validity or enforceability of these patents is upheld, the court may refuse to stop the other party because the competitors’ activities do not infringe our rights.

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

Our business operations and current and future relationships with investigators, healthcare professionals, consultants, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws regulate the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our products for which we obtain marketing approval. Such laws include:

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
•

the federal transparency requirements, sometimes referred to as the “Sunshine Act,” under the Patient Protection and Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other "transfers of value" made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members. Beginning in 2022, applicable manufacturers are also required to report such information regarding their relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to our business practices, including but not limited to, research, distribution, sales, and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require medical device  companies to comply with the  industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require medical device  manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing, as well as state and local laws that require the registration of sales representatives; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

The continued successful commercialization of the RECELL system for FDA approved and pending indications, will depend in part on the extent to which government authorities and health insurers establish adequate reimbursement levels and pricing policies.

Continued sales of the RECELL System depend in part on the availability of coverage and reimbursement from third-party payers such as government insurance programs, including Medicare and Medicaid, private health insurers, health maintenance organizations and other health care related organizations, who are increasingly challenging the price of medical products and services.

Both the federal and state governments in the United States continue to propose and pass new legislation, regulations, and policies affecting coverage and reimbursement rates, which are designed to contain or reduce the cost of health care. Further federal and state proposals and healthcare reforms are likely, which could limit the prices that can be charged for the RECELL System and may further limit our commercial opportunity.  For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. Accordingly, we continue to evaluate the effect that the Affordable Care Act has on our business.

There also may be future changes unrelated to the IRA that result in reductions in potential coverage and reimbursement levels for our product and we cannot predict the scope of any future changes or the impact that those changes would have on our operations. Cost control initiatives may decrease coverage and payment levels and, in turn, the price that we will be able to charge and/or the volume of our sales. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payers. Any denial of private or government payer coverage, such as the Affordable Care Act, the IRA, as well as other federal, state, and foreign healthcare reform measures that have been and may be adopted in the future, or inadequate reimbursement could harm our business and reduce our revenue.  Additionally, if rebate obligations associated with them are substantially greater than we expect, our future net revenue and profitability could be materially diminished.

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

Adverse changes in general economic conditions or uncertainty about future economic conditions, including economic uncertainty from the departures of critical personnel from the industry, could adversely affect us.

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

Customer and consumer demand for our products may be impacted by weak economic conditions, recession, equity market volatility or other negative economic factors in the U.S. or other nations. The severity and length of time that a downturn in economic and financial market conditions may persist, as well as the timing, strength and sustainability of any recovery from such downturn, are unknown and are beyond our control. Many predict that the U.S. economy will enter a recession in fiscal year 2023.

We continue to take precautions due to the COVID-19 pandemic that could negatively impact our business.

In response to the COVID-19 pandemic, we have taken measures intended to protect the health and well-being of our employees, customers, and communities, which could negatively impact our business. While the COVID-19 pandemic has not materially adversely affected our financial results and business operations through the fiscal year-ended December 31, 2022, we are unable to predict the impact that COVID-19 will have on our business, operations, and financial results and condition because of the numerous uncertainties created by the unprecedented nature of the pandemic. We are closely monitoring the evolving impact of the pandemic on all aspects of our business. We have implemented a number of measures designed to protect the health and safety of our employees, support our customers and promote business continuity. We continue to evaluate the Company’s liquidity and operational performance, communicate with and monitor the actions of our customers, third-party manufacturers and suppliers, and review our near-term financial performance as we manage the Company through this period of uncertainty.

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

Some specific factors that could negatively affect the price of our common stock and CDIs or result in fluctuations in their price and trading volume include:

•	actual or expected fluctuations in our operating results;
•	actual or expected changes in our growth rates or our competitors’ growth rates;
•	results of clinical trials of our product candidates;
•	results of clinical trials of our competitors’ products;
•	regulatory actions with respect to our products or our competitors’ products;
•	reports of one or more patient serious adverse events;
•	publication of research reports by securities analysts about us or our competitors in the industry;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•	fluctuations of exchange rates between the U.S. dollar and the Australian dollar;
•	issuances by us of debt or equity securities;
•	litigation involving our company, including stockholder litigation;
•	investigations or audits by regulators into the operations of our company;
•	proceedings initiated by our competitors or clients;
•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	sales or perceived potential sales of the common stock or CDIs by us, our directors, executive management team or our stockholders in the future;
•	short selling or other market manipulation activities;
•	announcement or expectation of additional financing efforts;
•	terrorist acts, acts of war or periods of widespread civil unrest;
•	economic and social effects of the COVID-19 virus, including any emerging variants or other pandemics;
•	natural disasters and other calamities;
•	changes in market conditions for biopharmaceutical stocks;
•	our inability to raise additional capital, limiting our ability to continue as a going concern;
•	changes in market prices for our product or for our raw materials;

•	changes in market valuations of similar companies;
•	changes in key personnel for us or our competitors;
•	speculation in the press or investment community;
•	changes or proposed changes in laws and regulations affecting our industry; and
•	conditions in the financial markets in general or changes in general economic conditions.

The requirements of being a public company in the United States and listed on the ASX may strain our resources and divert management’s attention.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act which, given the filing of the S-8 Registration Statement on August 27, 2020, will be December 31, 2025, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Our future financial performance and ability to successfully commercialize our products, which is not guaranteed, and to compete in the market will depend, in part, on our ability to manage any future growth effectively. We expect to make significant investments to facilitate our future growth through, among other things:

•	new product development;
•	commercial development of our RECELL System to such areas soft tissue repair and vitiligo;

•	clinical trials for additional indications; and
•	funding of our marketing and sales infrastructure.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTIES

Our principal corporate office is located at 28159 Avenue Stanford, Suite 220, Valencia, California 91355. We lease the 17,500 square foot facility under a lease agreement that, as amended, expires on October 31, 2026. Our production plant in Ventura, California is a 27,480 square foot facility that we lease through September 30, 2024 with the right to extend the lease, at our sole option, as a result of two, three-year, options that allow us to extend the lease up to an additional six years in total. We do not own any real property. We believe that leased facilities are adequate to meet current needs and that additional facilities will, if required, be available for lease to meet future needs.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is quoted on the Nasdaq Capital Market under the ticker symbol “RCEL” and the Company’s CDIs are quoted on the ASX under the ticker code “AVH”. One share of common stock on Nasdaq is equivalent to five CDIs on the ASX.

Holders

As of January 31, 2023, the Company had approximately 23,190 unique stockholders of record of our common stock (which includes 23,120 holders of the Company’s CDIs, with each representing 1/5 of a share of common stock, and CHESS Depositary Nominees Pty Ltd, holds the legal title to all of the outstanding common stock underlying the CDIs of the Company).

Dividends

We have never paid cash dividends to our stockholders or, prior to the Redomiciliation, to the holders of ordinary shares in the former parent company, AVITA Australia (being AVITA Medical Pty Limited). We intend to retain future earnings for use in our business and do not anticipate paying cash dividends on our common stock and CDIs in the foreseeable future. Any future dividend policy will be determined by our board of directors and will be based upon various factors, including our results of operations, financial condition, current and anticipated cash needs, future prospects, contractual restrictions and other factors as our board of directors may deem relevant.

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Objective

The purpose of this Management's Discussion and Analysis is to better allow our investors to understand and view our company from management's perspective. We are providing an overview of our business and strategy including a discussion of our financial condition and results of operations. The following discussion and analysis of our financial condition and results of operations for the year-ended December 31, 2022 and 2021, should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report.

Overview

AVITA Medical, Inc. is a regenerative medicine company leading the development and commercialization of devices and autologous cellular therapies for skin restoration. Our patented and proprietary RECELL® System technology platform harnesses the regenerative properties of a patient’s own skin to create Spray-On Skin™ Cells, an autologous skin cell suspension that is sprayed onto the patient to regenerate natural healthy skin.

Our objective is to become the leading provider of regenerative medicine addressing unmet medical needs in burn injuries, trauma injuries, and in dermatological and aesthetics indications, such as vitiligo. To achieve this objective, we intend to:

•	Become the standard of care in the U.S. burns industry by increasing RECELL System penetration in burn centers and with burn physicians
•

Commercialize the RECELL System in the U.S. for use in soft tissue repair following approval of our pending PMA supplement, which was submitted to the FDA in December 2022. Following anticipated FDA approval for soft tissue repair, we plan to commence a full commercial launch in July 2023 with both inpatient and outpatient reimbursement in place

•

Commercialize the RECELL System in the U.S. for use in treatment of vitiligo following approval of our pending PMA application, which was submitted to the FDA in December 2022. Subsequent to FDA approval for vitiligo, we will commence a full commercial launch following receipt of in-office reimbursement, which we anticipate will occur by January 2025

•	Evaluate potential commercialization applications for the RECELL System related to skin rejuvenation and Epidermolysis Bullosa indications
•	Further invest in our RECELL System platform to automate and improve workflow, speed, and ease of use as it relates to specific indications, as well as to build upon our intellectual property estate
•	Continue to build upon commercial activities in Japan through our partnership with COSMOTEC Company, Ltd with our current PMDA approval for RECELL with an indication in burns
•	Develop and pursue viable commercial activities outside of the U.S. and Japan once we have received FDA approval with RECELL System indications in soft tissue and vitiligo
•	Pursue business development opportunities that are complementary to our core RECELL System indications and/or our targeted markets
•	Improve our margins and profitability by leveraging our current team and infrastructure across an expanding base of business in burns and in future indications

Business Environment and Current Trends

The outbreak of the global pandemic and the associated response measures implemented by governments and businesses around the world, as well as subsequent accelerated and robust recovery in global business activity, have increased uncertainty in the business environment. These macroeconomic environment implications, including supply chain shortages, increased cost of healthcare, increased inflation rates, competitive and tight labor market, and other related global economic conditions and geopolitical conditions, remain unknown. Additionally, there have been various economic indicators that the United States economy may be entering a recession in upcoming quarters.

Changes in reimbursement rates by third party payors, may place additional financial pressure on hospitals and the broader healthcare system. Healthcare institutions may take actions to mitigate any persistent pressures on their budgets and such actions could impact the future demand for our products. Geopolitical conditions may also impact our operations. Although we do not have operations in Russia or Ukraine, the continuation of the Russia-Ukraine military conflict and/or an escalation of the conflict beyond its current scope may further weaken the global economy and could result in additional inflationary pressures and supply chain constraints.

Although we do not believe that these trends have had a material effect on our business, financial condition or results of operations, it may in the future. If these conditions continue or worsen, they could adversely impact our future operating results. An economic recession could potentially impact the general business environment and the capital markets, which may have a material negative impact on our financial results.

Results of Operations

Year-Ended December 31, 2022, compared to the Year-Ended December 31, 2021

The table below summarizes the results of our continuing operations for each of the periods presented (in thousands).

	Year-Ended	Year-Ended	$	%
Statement of Operations Data:	December 31, 2022	December 31, 2021	Change	Change
Revenues	$34,421	$33,025	$1,396	4%
Cost of sales	(6,041)	(6,104)	63	1%
Gross profit	28,380	26,921	1,459	5%
BARDA income	3,215	1,590	1,625	102%
Operating Expenses:
Sales and marketing expenses	(21,913)	(16,267)	(5,646)	(35)%
General and administrative expenses	(23,330)	(21,693)	(1,637)	(8)%
Research and development expenses	(13,857)	(15,669)	1,812	12%
Total operating expenses	(59,100)	(53,629)	(5,471)	(10)%
Operating loss	(27,505)	(25,118)	(2,387)	(10)%
Interest expense	(16)	(29)	13	45%
Other income	892	47	845	nm*
Loss before income taxes	(26,629)	(25,100)	(1,529)	(6)%
Provision for income tax	(36)	(42)	6	14%
Net loss	$(26,665)	$(25,142)	(1,523)	(6)%

*not meaningful

Total net revenue increased 4% or $1.4 million to $34.4 million, compared to $33.0 million in the corresponding period in the prior year which included $7.9 million from our delivery of units to managed inventory for the Biomedical Advanced Research and Development Authority (“BARDA”) (of the Office for the Assistant Secretary for Preparedness and Response) for emergency response preparedness.  Total commercial revenue, which excludes BARDA revenue, increased by 36% or $9.0 million to $34.0 million in the full year-ended December 31, 2022, compared to $25.1 million in the corresponding period in the prior year. The growth in commercial revenues was largely driven by deeper penetration within individual customer accounts along with the commencement of commercial sales with our partner COSMOTEC in Japan.

Gross profit margin was 82% and relatively flat compared to the corresponding period in the prior year.

BARDA income consisted of funding from BARDA, under the Assistant Secretary for Preparedness and Response, within the U.S. Department of Health and Human Services, under ongoing USG Contract No. HHSO100201500028C. Under the BARDA contract, income of $3.2 million was recognized during the year-ended December 31, 2022, compared to income of $1.6 million for the same period in the prior year.  BARDA income increased as a result of funding by BARDA for the pivotal trial for use of the RECELL System for soft tissue repair.

Total operating expenses increased 10% or $5.5 million to $59.1 million, compared to $53.6 million in the corresponding period in the prior year.

Sales and marketing expenses increased 35%, or $5.6 million, to $21.9 million, compared to $16.3 million recognized in the corresponding period in the prior year. Increased costs in the current year were primarily driven by higher selling costs, pre-commercialization costs and higher salaries and benefits.  Higher selling costs are attributable to increased commissions due to increased revenue and higher costs for travel, hands-on professional education, and training.  Increased pre-commercialization costs are driven by activities related to future RECELL launches in soft tissue repair and vitiligo. Higher salaries and benefits were primarily due to additional field personnel added to deepen penetration within individual customer accounts.

General and administrative expenses increased 8%, or $1.6 million, to $23.3 million, compared to $21.7 million recognized in the corresponding period in the prior year. The increase was primarily driven by higher salaries and benefits and share-based compensation expenses.  Higher salaries and benefits costs were due to the expansion of our workforce to support overall operations along with severance costs associated with the termination of a former executive officer. Higher share-based compensation expense was due to the new equity grants in the current period, partially offset by the reversal of expense for unvested awards related to the termination of a former executive officer in the current year.

Research and development expenses decreased 12%, or $1.8 million, to $13.9 million, compared to $15.7 million recognized in the corresponding period in the prior year. Research and development costs were lower due to the following: pediatric burn study was closed for enrollment, soft tissue repair and vitiligo trial participants were in less costly follow-up phases this period compared to more costly recruitment and treatment phases in the prior period, and lower expense for sponsored research toward pipeline development in the current period. This is partially offset by higher development expenses in the current year from ongoing development of next generation devices for an automated preparation of Spray-On Skin™ Cells as compared to the prior year due to early prototype development and testing.

Net loss increased 6%, or $1.5 million, to $26.7 million, over the $25.1 million recognized in the corresponding period in the prior year. The increase in net loss was driven by higher operating expenses as described above, partially offset by higher revenue.

Transition Period Ended December 31, 2021, compared to the Six Months Ended December 31, 2020

The table below summarizes the results of our continuing operations for each of the periods presented (in thousands).

	Transition Period	Six Months Ended	$	%
Statement of Operations Data:	July 1 - December 31, 2021	December 31, 2020	Change	Change
Revenues	$13,956	$10,163	3,793	37%
Cost of sales	(1,905)	(1,750)	(155)	9%
Gross profit	12,051	8,413	3,638	43%
BARDA income	580	1,045	(465)	(44)%
Operating Expenses:
Sales and marketing expenses	(8,472)	(6,865)	(1,607)	23%
General and administrative expenses	(10,996)	(11,703)	707	(6)%
Research and development expenses	(7,586)	(6,735)	(851)	13%
Total operating expenses	(27,054)	(25,303)	(1,751)	7%
Operating loss	(14,423)	(15,845)	1,422	(9)%
Interest expense	(17)	(10)	(7)	70%
Other income	38	8	30	375%
Loss before income taxes	(14,402)	(15,847)	1,445	(9)%
Income tax benefit (expense)	(25)	(21)	(4)	19%
Net loss	$(14,427)	$(15,868)	1,441	(9)%

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

Sales and marketing expenses increased 23%, or $1.6 million, to $8.5 million, compared to $6.9 million recognized in the corresponding period in the prior year. Increased costs in the current year are driven primarily by pre-commercialization planning for RECELL launches in soft tissue repair and vitiligo as well higher travel costs and increased hands-on professional education and training events.  Higher travel costs along with professional and training events in the current period are driven by fewer COVID-19 related travel restrictions.

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

Research and development expenses increased 13%, or $0.9 million, to $7.6 million, compared to $6.7 million recognized in the corresponding period in the prior year. The increase was primarily attributed to ongoing development of a next generation device for more automated preparation of Spray-On Skin™ Cells for vitiligo.  In addition, we had higher costs associated with an increased rate of enrollment into our soft tissue repair clinical trial, as well as other research and development costs associated with furthering the Company’s pipeline.

Net loss decreased 9%, or $1.4 million, to $14.4 million, over the $15.9 million recognized in the corresponding period in the prior year. The decrease in net loss was driven by higher revenue during the year, partially offset by higher operating expenses as described above.

Liquidity and Capital Resources

Overview

We expect to utilize cash reserves until U.S. sales of our products reach a level sufficient to fund ongoing operations. AVITA Medical has historically funded its research and development activities, and more recently its substantial investment in sales and marketing activities, through raising capital by issuing securities, and it is expected that similar funding will be obtained to provide working capital if and when required. As of December 31, 2022, the Company had approximately $18.2 million in cash and cash equivalents and $68.1 million in marketable securities and believes it has sufficient cash reserves to fund operations for the next 12-months. If the Company is unable to raise capital in the future, the Company may need to curtail expenditures by scaling back certain research and development or other programs.

Financing Activities

On March 1, 2021, the Company issued 3,214,250 shares of common stock at an offering price of $21.50 per share in a registered underwritten offering. The gross proceeds from the offering were approximately $69.1 million.

AVITA Medical also benefits from cash inflows from the BARDA contract (discussed earlier in this Annual Report). We entered into the contract on September 29, 2015, and the scope has expanded through a number of amendments to the contract. The current contract period continues to December 31, 2023, with the option by BARDA to terminate earlier. The contract provided funding for the development of the RECELL System. The contract will continue to provide funding for future use of the product as a medical countermeasure to assist disaster preparedness and response in the U.S. for mass casualty events involving burn injuries.

Under the contract, BARDA has provided funding and technical support for the development of the RECELL System. BARDA funded the completion of two randomized, controlled pivotal clinical trials, as well as Compassionate Use and Continued Access programs, and development of the health economic model demonstrating the cost savings associated with the RECELL System. BARDA exercised a contract option to fund a randomized, controlled clinical trial for a pediatric early intervention study which commenced enrollment in March 2020, and closed to enrollment in June 2021, subsequent to FDA-approval of an expanded RECELL indication for use that includes treatment of pediatric patients. Currently, the BARDA contract is supporting the Company’s clinical trial in soft-tissue repair. Also included in the BARDA contract was a provision for procurement of the RECELL System under a vendor-managed inventory system to bolster emergency preparedness in the amount of $7.6 million. Further, BARDA expanded the awarded contract to provide supplemental funding of $1.6 million to support the logistics of emergency deployment of RECELL Systems for use in mass casualty or other emergency situations. We are contracted to manage this inventory of product until the federal government requests shipment or at contract termination on December 31, 2023. As of December 31, 2022, we had received cumulative payments of $37.9 million under the BARDA contract. For the year-ended December 31, 2022, we recognized $370,000 of revenue related to BARDA services provided to BARDA for emergency preparedness.

Given the above, we believe there is presently sufficient working capital to support our committed research and development programs and other activities over the next twelve months and the Company believes it has the ability to realize its assets and pay its liabilities and commitments in the normal course of business.

The following table summarizes our cash flows for the periods presented:

	Year-Ended	Year-Ended
(In Thousands)	December 31, 2022	December 31, 2021
Net cash used in operations	$(19,090)	$(18,024)
Net cash used in investing activities	(19,332)	(50,208)
Net cash provided by financing activities	900	64,065
Effect of foreign exchange rate on cash and cash equivalents and restricted cash	(26)	(87)
Net increase/(decrease) in cash and cash equivalents and restricted cash	(37,548)	(4,254)
Cash and cash equivalents and restricted cash at beginning of year	55,712	59,966
Cash and cash equivalents and restricted cash at end of year	18,164	55,712

Net cash used in operating activities was $19.1 million during the year-ended December 31, 2022, and $18.0 million during the year-ended December 31, 2021. The increase was primarily resulted from higher operating costs, partially offset by increased revenues.

Net cash used in investing activities was $19.3 million during the year-ended December 31, 2022 and $50.2 million during the during the year-ended December 31, 2021. Cash flows used for investing activities were primarily attributable to investing excess cash in marketable securities in the prior year.

Net cash provided by financing activities was $0.9 million and $64.1 million for the year-ended December 31, 2022 and 2021 respectively. The decrease in cash provided by financing activities was due to the issuance of common stock during March 2021.

Capital Management and Material Cash Requirements

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

For the annual period ended December 31, 2022, there were no dividends paid and we have no plans to commence the payment of dividends. We have no purchase commitments or long-term contractual obligations or purchase commitments, except for lease obligations as of December 31, 2022. Refer to Note 6 of our Consolidated Financial Statements for further details on our lease obligations. In addition, we have no off-balance sheet arrangements (as defined in the rules and regulations of the SEC) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material investors. We have no committed plans to issue further shares on the market but will continue to assess market conditions and the Company’s cash flow requirements to ensure the Company is appropriately funded in order to pursue its various opportunities.

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

The Company’s revenue consists primarily of the sale of the RECELL System to hospitals or other treatment centers, COSMOTEC and to BARDA (collectively, “customers”), predominately in the United States. The Company evaluated the BARDA contract and concluded that a portion of the arrangement, such as the procurement of the RECELL system and the emergency preparedness, represents a transaction with a customer and as such are in the scope of ASC 606.  Amounts received from BARDA for the research and development of the Company’s product are classified as BARDA income in the consolidated statement of operations and are accounted for under IAS 20.  For further details refer to BARDA Income and Receivables below.

Revenues for commercial customers (COSMOTEC, hospitals and treatment centers) are recognized as control of the product is transferred to customers, at an amount that reflects the consideration expected to be received in exchange for the product. Revenues are recognized net of volume discounts. As such, revenue is recognized only to the extent a significant reversal of revenues is not expected to occur in subsequent periods. For the Company’s contracts that have an original duration of one year or less, the Company used the practical expedient applicable to such contracts and does not consider the time value of money. Further, because of the short duration of these contracts, the Company has not disclosed the transaction price for the remaining performance obligations as of each reporting period or when the Company expects to recognize this revenue. The Company has further applied the practical expedient to exclude sales tax in the transaction price and expense contract fulfilment costs such as commissions and shipping and handling expenses as incurred.

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

The Company’s performance obligations are either satisfied at a point in time or over time as services are provided. The product procurement performance obligation is satisfied at a point in time, upon transfer of control of the product. As such, the related revenue for these performance obligations is recognized at a point in time as revenue within the Company’s consolidated statement of operations. In addition to guidance under ASC 606, the Company recognizes revenue from the sales of RECELL product to BARDA for placement into vaccine stockpiles in accordance with Securities and Exchange Commission (SEC) Interpretation, Commission Guidance regarding Accounting for Sale of Vaccines and BioTerror Countermeasures to the Federal Government for Placement into the Pediatric Vaccine Stockpile or the Strategic National Stockpile (SNS). Under this guidance, revenue is recognized when product is placed in the BARDA vendor-managed inventory (“VMI”) as control of the product has been transferred to the customer at the time of delivery to the VMI.  RECELL units that have been delivered to BARDA have a product replacement obligation at no cost to BARDA due to product’s limited shelf-life. The estimated cost of the expired inventory over the term of the contract is accrued on a per unit basis at the time of delivery.  The liability is released upon replacement of the product along with a corresponding reduction to inventory. The emergency preparedness services performance obligation is satisfied over time.  Revenue for the emergency deployment will be recognized on a straight-line basis during the term of the contract as services are consumed over time. Services recognized are included in sales within the consolidated statement of operations.  Contract costs to fulfil the performance obligation are incremental and expected to be recovered are capitalized and amortized on a straight-line basis over the term of the contract. Contract costs are included in other long-term assets.

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

Government Grants / BARDA Income and Receivables

AVITA Medical was granted a BARDA contract in September 2015, wherein BARDA provided funding to the AVITA Medical to support the ongoing U.S. clinical regulatory program towards FDA premarket approval, Compassionate Use program, clinical and health economics research, and U.S. pediatric burn programs.

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

The following assumptions were used in the valuation of stock options.

•	Expected volatility – determined using the average of the historical volatility using daily intervals over the expected term and the derived volatility using the longest term available of 12 months.
•	Expected dividends – None, based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
•

Expected term – the expected term of the Company’s stock options for tenure only vesting has been determined utilizing the “simplified” method as described in the SEC’s Staff Accounting Bulletin No. 107 relating to stock-based compensation. The simplified method was chosen because the Company has limited historical option exercise experience due to its short operating history of awards granted, the first plan was established in 2016 and was primarily used for Executives awards.  Further, the Company does not have sufficient history of exercises in the U.S. market given the Company’s redomiciliation from Australia to the United States in 2020. The expected term of options with a performance condition or market condition was set to the contractual term of 10 years.

•	Risk-free interest rate – the risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period approximately equal to the expected term of the award.

See Note 15 to our Consolidated Financial Statements included in this Annual Report for additional detail on share-based compensation.

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

See Note 16 to our Consolidated Financial Statements included in this Annual Report for additional detail on income taxes.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company, as this term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting, in accordance with applicable SEC rules that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

During the three-months ended December 31, 2022, there were no material changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

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

Item 9B. OTHER INFORMATION

None

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors

Name	Age	Position with the Company and Principal Occupation	Director Since	Board Term Expires
Lou Panaccio	65	Chairman of the Board of Directors	July 2014	December 2023
Jeremy Curnock Cook	73	Non-Executive Director	October 2012	December 2023
Professor Suzanne Crowe	72	Non-Executive Director	January 2016	December 2023
Jan Stern Reed	63	Non-Executive Director	July 2021	December 2023
James Corbett	64	Executive Director and Chief Executive Officer	July 2021	December 2023

Lou Panaccio has served as Non-Executive Chairman of the Board of Directors since July 2014. Mr. Panaccio is a successful healthcare businessman with extensive experience leading companies from concept to commercialization. Mr. Panaccio possesses more than 35 years of executive leadership experience in healthcare services and life sciences, including more than 25 years of board-level experience. Mr. Panaccio is currently a Non-Executive Director of ASX50 company and one of the world’s largest medical diagnostics companies, Sonic Healthcare Limited, where he has served since 2005. In addition, Mr. Panaccio is a Non-Executive Director of Unison Housing Limited, was a Non-Executive Chairman of Genera Biosystems Limited until June 2019, is a Non-Executive Chairman of Adherium Limited and a Non-Executive Director of Rhythm Biosciences Limited, both are publicly listed (ASX) development-stage medical diagnostics/device companies. We believe Mr. Panaccio is qualified to serve on our board of directors based on his extensive experience in the healthcare services and life sciences and his experience serving on boards.

Jeremy Curnock Cook has served as a Non-Executive Director of since October 2012. He is a veteran in the life sciences/healthcare industry and has been actively supporting the commercialization of healthcare innovations and helping entrepreneurs build their international businesses over the past 45 years. Founder and Managing Director of BioScience Managers, Mr. Curnock Cook brings his decades of international experience to our Board of Directors. Over his career, Mr. Curnock Cook has successfully managed in excess of US $1 billion in equity investments. He launched the first dedicated biotechnology fund for the Australian market and is a former head of the life science private equity team at Rothschild Asset Management, an early pioneer and significant investor in the sector. In his early career he founded the International Biochemicals Group which he successfully sold to Royal Dutch Shell. Mr. Curnock Cook co-created a European-focused seed fund with Johnson & Johnson and built the International Biotechnology Trust.  Mr. Curncock Cook has served on more than 40 boards of directors in the life science sector, in the UK, Europe, USA, Canada, Japan, and Australia.  In addition to serving on our Board of Directors, Mr. Curnock Cook serves on the following boards: International BioScience Managers Ltd appointed March 2000, Bioscience Managers Pty Ltd appointed January 2003, REX Bionics appointed February 2012, Sea Dragon appointed October 2012, Adherium Ltd appointed April 2015, Bioscience Managers UK Ltd appointed August 2017, Marine Department Ltd, appointed on January 2019, JLCC Ltd appointed December 2019, CRiL appointed November 2020 and Humanetix appointed September 2021. We believe Mr. Curnock Cook is qualified to serve on our board of directors based on his extensive experience in the life sciences.

Professor Suzanne Crowe AO has served as a Non-Executive Director since January 2016. Australian-based, she is a physician-scientist and ASX/Nasdaq-listed company director with expertise in supporting companies with their medical and scientific strategies. A Fellow of the Australian Institute of Company Directors, and Emeritus Professor, Monash University Melbourne, she is currently a Non-Executive Director of Sonic Healthcare Ltd, a large global medical diagnostic company. Past board positions include St. Vincent's Health Australia Ltd (2012-2021), the country’s largest not-for-profit health and aged care provider. After 35 years at both, she has recently retired from the Burnet Institute, having served as Associate Director and The Alfred Hospital Melbourne, where she held the appointment of Senior Specialist Physician in Infectious Diseases. She was appointed as Officer of the Order of Australia (AO) in 2020 in recognition of her services to health, clinical governance, biomedical research, and education. We believe Professor Crowe is qualified to serve on our board of directors based on her technical experience and extensive expertise in supporting companies with their medical and scientific strategies.

Jan Stern Reed has served as a Non-Executive Director since July 2021. She has more than 35 years of legal, management and business leadership experience primarily within the healthcare industry, and brings significant expertise in corporate governance, compliance and risk management. Ms. Reed served as Senior Vice President, General Counsel and Corporate Secretary at Walgreens Boots Alliance, Inc., a global pharmacy-led, health and wellbeing company. Prior to Walgreens, Ms. Reed was Executive Vice President, Human Resources, General Counsel and Corporate Secretary of Solo Cup Company, where she was responsible for the legal, human resources, internal audit, corporate communications, and compliance functions. Prior to Solo Cup Company, she was Associate General Counsel, Corporate Secretary and Chief Corporate Governance Officer at Baxter International, Inc. Ms. Reed holds a Bachelor of Arts degree from the University of Michigan and a Juris Doctor from the Northwestern University Pritzker School of Law. Ms. Reed currently serves as a board member of Stepan Co. (NYSE:SCL), a major manufacturer of specialty and intermediate chemicals used in a broad range of industries, and AngioDynamics, Inc. (Nasdaq: ANGO), an industry-leading and transformative medical technology company focused on restoring healthy blood flow in the body’s vascular system, expanding cancer treatment options, and improving quality of life for patients. We believe Ms. Reed is qualified to serve on our Board of Directors based on her extensive experience in legal, human resources, corporate governance, general management and business leadership, primarily within the healthcare industry.

James Corbett was appointed as President and CEO of the Company effective as of September 28, 2022. Mr. Corbett served as a Non-Executive Director from July 2021 to September 28, 2022. He has approximately 40 years of leadership experience in the medical device field, most recently, as CEO of CathWorks Ltd., a software-based medical technology company. Mr. Corbett has extensive global commercial and operating experience, serving as an expatriate General Manager of Baxter Japan and later as General Manager and President of Scimed Life Systems Inc. and Boston Scientific International respectively. During his career he has served as CEO of three publicly listed companies; Microtherapeutics Inc (MTIX), ev3 Inc (evvv), Alphatec Spine (ATEC). Mr. Corbett has also led two privately funded companies as CEO: Home Diagnostics Inc. and Vertos Medical. Mr. Corbett has extensive capital market and governance experience from both public and private environments. Mr. Corbett holds a Bachelor of Science in Business Administration from the University of Kansas. Mr. Corbett is a board member of two privately held medical device companies.  We believe Mr. Corbett is qualified to serve on our board of directors based on his global commercial and operating expertise in supporting companies with their medical and scientific strategies.

Identification of Executive Officers

Name	Age	Position	Date First Elected or Appointed
James Corbett*	64	Chief Executive Officer	September 2022
Sean Ekins	48	Interim Chief Financial Officer	January 2023
Erin Liberto	48	Chief Commercial Officer	August 2017
Andrew Quick	52	Chief Technology Officer	April 2019
Donna Shiroma	60	General Counsel	June 2018

*Mr. Corbett was appointed as President and CEO of the Company effective as of September 28, 2022.

James Corbett is discussed above under “Identification of Directors”.

Sean Ekins has served as the interim Chief Financial Officer since January 2023.  A versatile financial leader with more than 20 years of experience in technology, high-tech manufacturing and entertainment industries, Mr. Ekins joined AVITA Medical in 2017 and currently serves as Senior Vice President of Finance. Over the course of his career, Mr. Ekins has demonstrated expertise across all aspects of management and operational accounting, inclusive of SEC and financial reporting, systems analysis and implementation, and team development. Prior to joining the company, Mr. Ekins served as the North American Controller for IXIA, a test, visibility, and security solutions provider, where he led all accounting operations, including the transition and successful integration into Keysight Technologies following the company’s acquisition. Previously, Mr. Ekins held accounting positions with The Walt Disney Company, Countrywide Financial Corporation, and 3D Systems, Inc. Mr. Ekins is a Certified Public Accountant and earned his Bachelor Science in Accounting from the University of Southern California.

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

Term of Office

Our Directors are elected for a term of one year and until their respective successors are elected and qualified, or until their earlier resignation, disqualification, or removal. Our executive officers are appointed by our Board of Directors and hold office for such terms as may be prescribed by our Board of Directors and until their successors are appointed, or until their earlier resignation or removal.

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

In the Company’s 2021 Form 10-KT, the Company confirmed that it had set a target of having at least 30% of its Directors being of each gender by 2024. As of the date of this Form 10-K, the Company has achieved that target as the Directors of the Company are 40% female and 60% male.

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

Performance Evaluations

At least annually, the Nominating and Corporate Governance Committee will lead the Board of Directors in a self-evaluation to determine whether the board, its committees and individual directors are functioning effectively. The board completed its last self-evaluation during the fiscal year-ended December 31, 2022.

Additionally, the Nominating and Corporate Governance Committee, Compensation Committee and Audit Committee conduct an annual evaluation of each Board committee as it relates to the composition of each committee, the frequency and length of meetings, each committees primary responsibilities, and the effectiveness of the each of the committee’s duties.  The Nominating and Corporate Governance Committee and Compensation Committee completed its self-evaluation during the fiscal year-ended December 31, 2022.

The Company's Compensation Committee has historically undertaken a review of the performance of the Company's CEO and the executive management team annually during the first quarter of the calendar year.

Code of Ethics

We have adopted a Code of Conduct, or the Code, that constitutes a “code of ethics” as that term is defined in paragraph (b) of Item 406 of Regulation S-K and that applies to our executive officers, non-executive Directors, management and employees of the Company. A copy of the Code is available on our website at www.avitamedical.com.

If we make any amendments to the Code or grant any waivers, including any implicit waiver, from a provision of the Code, we will disclose the nature of such amendment or waiver on our website. The information on our website is not incorporated by reference into this Annual Report.

Section 16(a) Beneficial ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires the Company’s Directors and certain of its executive officers and persons who beneficially own more than 10% of the Company’s common shares to file reports of and changes in ownership with the SEC. Based solely on the Company’s review of copies of SEC filings it has received or filed, the Company believes that each of its Directors, executive officers, and beneficial owners of more than 10% of the shares satisfied the Section 16(a) filing requirements during the fiscal year-ended December 31, 2022.

Election of Directors

Our Board of Directors consists of five members. Directors are elected at our annual general meeting of stockholders and hold office for a term of one year and until their successors have been elected and qualified or until the earlier of their resignation or removal. Our Directors were most recently elected at our 2022 annual general meeting on December 12, 2022, to hold office for a term of one year or until his or her successor is duly elected and qualified. Any newly created directorship or any vacancy occurring on our Board of Directors may be filled only by a majority of the remaining members of our Board, even if such majority is less than a quorum, and each Director so elected shall hold office until the expiration of the term of office of the Director whom he or she has replaced or until his or her successor is elected and qualified.  Under ASX Listing Rule 14.4, any Directors of the Company (except a managing Director) must not hold office without re-election past the third annual general meeting following the Director’s appointment or three years, whichever is longer.

Stockholder Nominees for Director

There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors.

Committees of the Board of Directors

Our Board of Directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee, each of which operates pursuant to a written charter adopted by our Board of Directors. Our Board of Directors may also establish other committees from time to time to assist the Board of Directors. The composition and functioning of all of our committees comply with all applicable requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations and the ASX Listing Rules and also align with the ASX Corporate Governance Council’s 4th Edition Corporate Governance Principles and

Recommendations. Each committee has a charter, which is available on our website at www.avitamedical.com. As of the date of this report, the composition of our audit, compensation, and nominating and corporate governance committees were as follows:

Director	Independent	Compensation Committee	Audit Committee	Nominating and Corporate Governance
Committee
Lou Panaccio	X	Member	Member	Member
Jeremy Curnock Cook	X	Member	Interim Chair	Member
Professor Suzanne Crowe	X	Chair		Chair
Jan Stern Reed	X	Member	Member	Member

Audit Committee

Nasdaq Marketplace Rules require us to establish an audit committee comprised of at least three members, each of whom is financially literate and satisfies the respective “independence” requirements of the SEC and Nasdaq and one of whom has accounting or related financial management expertise at senior levels within a company. In addition, the ASX Listing Rules and the 4th Edition of the ASX’s Corporate Governance Principles and Recommendations require us to have an Audit Committee comprised of at least three members, all of whom are non-executive Directors and a majority of whom are “independent” Directors, and which is chaired by an independent Director who is not the chair of the Board.

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee assists our Board of Directors in overseeing the accounting and financial reporting processes of our company and audits of our financial statements, including the integrity of our financial statements, compliance with legal and regulatory requirements, our registered public accounting firm’s qualifications and independence, and such other duties as may be directed by our Board of Directors. The Audit Committee is also required to assess risk management in conjunction with the Board of Directors.

Our Audit Committee currently consists of three Board members, each of whom satisfies the “independence” requirements of the SEC, Nasdaq Marketplace Rules, the ASX Listing Rules and the 4th Edition of the ASX’s Corporate Governance Principles and Recommendations. Our Audit Committee is currently composed of Jeremy Curnock Cook, Lou Panaccio and Jan Stern Reed. Each qualifies as an “independent director” within the meaning of Nasdaq Marketplace Rules and the 4th Edition of the ASX’s Corporate Governance Principles and Recommendations. Mr. Corbett was the Chairman of the Audit Committee from February 23, 2022 through September 28, 2022. Mr. Corbett stepped down from his role on the Audit Committee following his appointment to President and CEO of the Company on September 28, 2022. Prior to his appointment to President and CEO, Mr. Corbett was an independent director. Mr. Curnock Cook is the current Interim Audit Committee Chair and was appointed to that role as of September 28, 2022, following Mr. Corbett’s transition to President and CEO of the Company. Our Board of Directors has determined that Jeremy Curnock Cook is an “audit committee financial expert,” as defined in item 407(d)(5)(ii) of Regulations S-K. The Audit Committee meets at least two times per year. See below for summary of attendance.

The Audit Committee held a total of six meetings during the annual period ended December 31, 2022. The meetings attended by each Director, and the number of meetings that they were each eligible to attend, is as follows:

Audit Committee Meeting Attendance
Meetings attended/Eligible to attend
Lou Panaccio	4/6
Jeremy Curnock Cook	4/6
Jan Stern Reed	6/6
James Corbett	6/6
Dr. Michael Perry	3/3

Compensation Committee

Our Board of Directors has established a Compensation Committee, which is comprised of independent Directors, within the meaning of Nasdaq Marketplace Rules and also the 4th Edition of the ASX’s Corporate Governance Principles and Recommendations. The Compensation Committee must be comprised solely of non-executive directors in accordance with the ASX Listing Rules and must also be chaired by an independent Director in accordance with the 4th Edition of the ASX’s Corporate Governance Principles and Recommendations. The Compensation Committee is responsible for reviewing the salary, incentives, and other benefits of our directors, senior executive officers and employees, and to make recommendations on such matters for approval by our Board of

Directors. The Compensation Committee is also responsible for overseeing and advising our Board of Directors with regard to the adoption of policies that govern our compensation programs. Professor Suzanne Crowe, Jeremy Curnock Cook, Jan Stern Reed and Lou Panaccio are the current members of the Compensation Committee, and each qualifies as an “independent Director” within the meaning of Nasdaq Marketplace Rules and the 4th Edition of the ASX’s Corporate Governance Principles and Recommendations. Professor Suzanne Crowe is the chair of this committee (being an independent Director who is not the chair of the Board).

The Compensation Committee held a total of 10 meetings during annual period ended December 31, 2022. The meetings attended by each Director, and the number of meetings that they were each eligible to attend, is as follows:

Compensation Committee Meeting Attendance
Meetings attended/Eligible to attend
Lou Panaccio	9/10
Jeremy Curnock Cook	9/10
Professor Suzanne Crowe	10/10
Jan Stern Reed	10/10
James Corbett	6/6
Dr. Michael Perry	4/4

Nominating and Corporate Governance Committee

Our Board of Directors has established a Nominating and Corporate Governance Committee. Under the 4th Edition of the ASX’s Corporate Governance Principles and Recommendations, our Nominating and Corporate Governance Committee should have at least three members, a majority of whom are independent, and should also be chaired by an independent director. Professor Suzanne Crowe, Lou Panaccio, Jan Stern Reed and Jeremy Curnock Cook are the current members of the Nominating and Corporate Governance Committee and each qualifies as an “independent director” within the meaning of Nasdaq Marketplace Rules and the 4th Edition of the ASX’s Corporate Governance Principles and Recommendations. Professor Suzanne Crowe is the Chair of this committee (being an independent director). The Nominating and Corporate Governance Committee is responsible for identifying individuals qualified to become members of our Board of Directors, recommending nominees for election at the stockholders meetings or to fill vacancies that arise on our Board of Directors, and recommending qualified and experienced directors to serve on the committees of our Board of Directors. In addition, the Nominating and Corporate Governance Committee is responsible for leading the Board of Directors to complete a self-evaluation of the board, its committees, and the individual directors.

The Nominating and Corporate Governance Committee held a total of four meetings during the annual period ended December 31, 2022. The meetings attended by each Director, and the number of meetings that they were each eligible to attend, is as follows:

Nominating and Corporate Governance Committee Meeting Attendance
Meetings attended/Eligible to attend
Lou Panaccio	2/4
Jeremy Curnock Cook	4/4
Professor Suzanne Crowe	4/4
Jan Stern Reed	4/4
James Corbett	4/4
Dr. Michael Perry	3/3

Board of Directors’ Meetings

The Board of Directors held a total of 12 meetings during the annual period ended December 31, 2022. The meetings attended by each Director, and the number of meetings that they were each eligible to attend, is as follows:

Board of Directors' Meeting Attendance
Meetings attended/Eligible to attend
Lou Panaccio	10/12
Jeremy Curnock Cook	11/12
Professor Suzanne Crowe	12/12
Jan Stern Reed	12/12
James Corbett	12/12
Dr. Michael Perry	9/12

Item 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the below listed “named executive officers” of our company are set out in the summary compensation below.

•	James Corbett, Chief Executive Officer
•	Michael Holder, Chief Financial Officer*
•	Erin Liberto, Chief Commercial Officer
•	Michael Perry, Former Chief Executive Officer

Pursuant to the listing requirements of ASX, we are also providing the particulars of the compensation paid to the following executive officers of the Company.

•	Andrew Quick, Chief Technology Officer
•	Donna Shiroma, General Counsel
•	Kathy McGee, Chief Operating Officer*

*Ceased to be Executive Officers on January 19, 2023

SUMMARY COMPENSATION TABLE

The following table sets forth for our named executive officers the following information for the annual period ended December 31, 2022 and December 31, 2021.

Name and				Stock	Option	All Other
Position	Year	Salary	Bonus	Awards (1)	Awards (2)	Compensation (3)		Total
		($)	($)	($)	($)	($)		($)
James Corbett	2022	156,992	100,726	-	1,232,747	5,119	(4)	1,495,584
Chief Executive Officer	2021	-	-	-	-	-		-
Michael Holder	2022	430,128	184,900	178,672	82,524	48,988	(5)	925,212
Chief Financial Officer	2021	335,064	148,668	97,020	2,056,809	65,333		2,702,894
Kathy McGee	2022	411,434	176,451	178,672	82,524	46,946	(6)	896,027
Chief Operating Officer	2021	353,872	119,398	97,020	1,983,811	52,490		2,606,591
Erin Liberto,	2022	421,999	180,812	178,672	82,524	42,286	(7)	906,293
Chief Commercial Officer	2021	342,063	115,413	97,020	90,337	33,088		677,921
Andrew Quick	2022	411,857	176,484	178,672	82,524	27,518	(8)	877,055
Chief Technology Officer	2021	336,024	113,376	97,020	90,337	18,665		655,422
Donna Shiroma	2022	416,902	178,662	178,672	82,524	47,155	(9)	903,915
General Counsel	2021	342,063	115,413	97,020	90,337	18,688		663,521
Michael Perry	2022	461,512	-	-	-	342,986	(10)	804,498
Former Chief Executive Officer	2021	537,006	424,637	772,244	323,137	183,365		2,240,389

(1)

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

(2)

Amounts in this column represent awards of stock options with the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Amounts in this column represent option awards issued to the individuals noted, based on the fair value determined at the date of grant in accordance with U.S. GAAP. See Note 13- Share-Based Payment Plans to our Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” for the assumptions used in determining the grant date fair value of option awards. The vesting of these option awards are subject to various performance or tenure related criteria.

(3)

Amounts in this column represent all other compensation for the covered fiscal year that the smaller reporting company could not properly report in any other column of the Summary Compensation Table. This includes the non-qualified deferred compensation, employer match, 401(k) match, and fringe benefits such as relocation costs, car allowance, accommodations and medical benefits, along with related taxes on grossed up fringe benefits.

(4)

Relates to accommodation costs associated with the executive commuting from his home to our offices in Valencia, California (including an amount necessary to gross up these cost for income tax purposes under U.S. federal and California State laws).

(5)	Comprised of (a) $30,688 in non-qualified deferred compensation employer match and (b) $18,300 in 401(k) employer match contribution.
(6)	Comprised of (a) $28,646 in non-qualified deferred compensation employer match and (b) $18,300 in 401(k) employer match contribution.
(7)	Comprised of (a) $14,400 in car allowance, (b) $9,586 in non-qualified deferred compensation employer match and (c) $18,300 in 401(k) employer match.
(8)	Comprised of (a) $18,300 in 401(k) employer match contribution and (b) $9,218 in non-qualified deferred compensation employer match.
(9)	Comprised of (a) $28,855 in non-qualified deferred compensation employer match and (b) $18,300 in 401(k) employer match contribution.
(10)

Comprised of (a) $145,585 in relation to the travel, flight and accommodation costs associated with the executive commuting from his home to our offices in Valencia, California (including an amount necessary to gross up these cost for income tax purposes under U.S. federal, California and Colorado State laws); (b) $47,359 associated with medical benefits (including an amount necessary to gross up these cost for income tax purposes under U.S. federal, California and Colorado State laws), (c) $96,154 in vacation buy-out (d) $35,588 associated with deferred compensation employer matching contributions and (e) $18,300 in employer 401(k) match contribution

Employment Contracts

The following table outlines the specified terms of the relevant employment contracts for the named executive officers of the Company. For compensation information of named executives refer to the table above.

Role	Name	Contract Duration	Period of Notice (2) (3)	Termination payments provided for by contract (1)
Chief Executive Officer(CEO)	James Corbett	Three years with automatic one-year extensions on each anniversary.	Termination by the Company with or without Cause– No notice period. Termination by executive- with or without Good Reason - 90 days prior written notice.	12 months
Chief Financial Officer	Michael Holder	Open ended contract	Involuntary termination without Cause or resignation with Good Reason: 3-month notice period	9 months
Chief Operating Officer (COO)	Kathy McGee	Open ended contract	Involuntary termination without Cause or resignation with Good Reason: 3-month notice period	9 months
Chief Commercial Officer (CCO)	Erin Liberto	Open ended contract	Involuntary termination without Cause or resignation with Good Reason: 3-month notice period	9 months
Chief Technology Officer (CTO)	Andrew Quick	Open ended contract	Involuntary termination without Cause or resignation with Good Reason: 3-month notice period	9 months
General Counsel (GC)	Donna Shiroma	Open ended contract	Involuntary termination without Cause or resignation with Good Reason: 3-month notice period	9 months

(1)	Termination payments only in the event of employment termination for involuntary termination without cause or termination for “good reason.”

(2)

“Cause” - For the Former CFO, Former COO, CCO, CTO and GC, Cause is defined as: conviction of, or a plea of guilty or nolo contendere to, a felony or crime involving moral turpitude; participation in an act of fraud or theft; willful and material breach of any contractual, statutory, fiduciary or common law duty owed to the Company; intentional and repeated failure of Executive to perform Executive's job duties after receiving notice of the stated deficiencies and Executive willfully falling to address the deficiencies and deliberately continuing to not perform stated job duties; or any willful, deliberate, premeditated act by Executive that materially and demonstrably injures the reputation, business or a business relationship of the Company.  For the CEO, "Cause" shall mean the occurrence of any of the following events: (i) Executive's unauthorized misuse of the Company's trade secrets or proprietary information, (ii) Executive's conviction or plea of nolo contendere to a felony or a crime involving moral turpitude, (iii) Executive's committing an act of fraud against the Company, or (iv) Executive's gross negligence or willful misconduct in the performance of his duties that has had or is likely to have a material adverse effect on the Company. Except for a failure, breach or refusal which, by its nature, cannot reasonably be expected to be cured, Executive shall have ten (10) business days from the delivery date of the Company's written notice of termination within which to cure any acts constituting Cause.

(3)

“Good Reason” - For the Former CFO, Former COO, CCO, CTO and GC, Good Reason is defined as (i) a material diminution in executive’s authority, duties or responsibilities in effect at the time of this agreement; (ii) any reduction in the executive’s then-current base salary, (iii) relocation of executive’s principal place of work by a distance of fifty miles or more from the executive’s then current principal place of work without the executive’s consent; (iv) material breach by the company of any provision of the executive’s employment agreement  or (v) the occurrence of a change in control provided (i) through (iv)  if such conduct is not cured within thirty days of receipt of written notice by the executive. For the CEO, Good Reason is defined as (i) a material reduction in Executive's Base Salary unless a proportionate reduction is made to the Base Salary of all members of the Company's senior management, (ii) a permanent relocation of Executive's principal place of employment by more than 50 miles from the location in effect immediately prior to such relocation, (iii) any material by the Company of any material provision of this Agreement, or (iv) a material diminution in the nature or scope of Executive's authority or responsibilities from those applicable to Executive as of the Effective Date (date of hire).

Compensation Principles

The Compensation Committee has a formal Compensation Governance Framework which, at the core, consists of a Compensation Committee Charter (the “Charter”). The Charter outlines responsibilities and duties of the members, sets forth the frequency of meetings, establishes and reviews the overall compensation policies and practices of the Company and also sets forth the process to review and approve the executive compensation program for the Chief Executive Officer and other executive officers, and make appropriate recommendations to the Board of Directors.

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

Additionally, the Compensation Committee is responsible for evaluating the performance of the Company’s key senior executives. The Company’s Chief Executive Officer and other members of management regularly discuss the Company’s compensation issues with Compensation Committee members. The Compensation Committee reviews and recommends to the Board of Directors the overall bonus and equity incentive awards for employees of the Company Additionally, the Company’s Chief Executive Officer makes recommendations to the Compensation Committee for review, modification (if applicable) and approval in relation to bonuses and equity incentive awards for members of the executive management team.

Resignation, Retirement, Termination for Cause, or Resignation without Good Reason Arrangements

The Company does not have any agreements or plans other than the current employment contracts in place for the named executive officers that would provide additional compensation in connection with a retirement.

Potential Payments upon Involuntary Termination, Resignation without Good Reason or Change-In-Control

The employment contract provides for the following severance payments upon termination by us without cause or by the employee for good reason (as defined in the particular employment agreement): (i) payment of the employee’s then-current base salary for a period of nine months or twelve months (in the case of the CEO), following termination; (ii) a pro-rated target bonus for the period during which the employee was employed in the year of termination; and (iii) continued coverage under our group health and benefits plan consistent with the term of the base salary; and (iv) immediate acceleration of unvested stock options. Further, in the case of the Chief Executive Officer, if his employment terminates as a result of disability or death, he or his representative will be entitled to receive: (i) a lump sum payment equal to 12 months of the employee’s then-current base salary, (ii) unpaid annual bonus, and (iii) any unpaid vacation. Payment in each case is subject to the employee’s, or representative’s execution of a release.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2022 (in US dollars).

	Option awards				Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised unearned options (#)	Option exercise price ($) (2)	Option expiration date (2)	Number of unearned shares, units or other rights have not vested (#)	Market or payout value of unearned shares, units or other rights have not vested ($) (1)
James Corbett, Chief Executive Officer	4,192	3,283	$12.18	12/12/2031	5,783	$38,168
	—	226,296	$5.64	9/28/2032
Michael Holder, Chief Financial Officer	9,375	28,125	$22.25	3/22/2031	43,825	$289,245
	22,500	90,000	$19.91	5/11/2031
	1,731	5,194	$20.21	7/6/2031
	—	20,650	$4.97	7/1/2032
Kathy McGee, Chief Operating Officer	65,250	62,750	$21.88	3/4/2031	43,825	$289,245
	1,731	5,194	$20.21	7/6/2031
	—	20,650	$4.97	7/1/2032
Erin Liberto, Chief Commercial Officer	40,000	—	$5.03	9/6/2027	43,825	$289,245
	21,100	—	$6.38	11/1/2028
	59,700	—	$5.99	11/30/2028
	1,731	5,194	$20.21	7/6/2031
	—	20,650	$4.97	7/1/2032
Andrew Quick, Chief Technology Officer	45,187	—	$6.32	5/18/2027	43,825	$289,245
	5,000	—	$6.38	11/1/2028
	30,212	—	$5.99	11/30/2028
	30,300	10,100	$21.35	4/1/2029
	1,731	5,194	$20.21	7/6/2031
	—	20,650	$4.97	7/1/2032
Donna Shiroma, General Counsel	17,000	—	$4.38	6/25/2028	43,825	$289,245
	26,100	—	$6.38	11/1/2028
	64,700	—	$5.99	11/30/2028
	1,731	5,194	$20.21	7/6/2031
	—	20,650	$4.97	7/1/2032

(1)	Amounts in this column are calculated by multiplying the closing market price of the Company’s stock as of December 31, 2022 by the number of shares or units of stock awards.
(2)	Represents range of exercise price and expiration dates as options were granted on different dates throughout their tenure.

Director Compensation

The following table sets forth certain information regarding the compensation earned by or awarded to each non-employee Director who served on our Board during the fiscal year-ended December 31, 2022 (in US dollars). We do not provide separate compensation to our executive Directors, such as Dr. Michael Perry, who served as our Chief Executive Officer during the fiscal year-ended December 31, 2022 until September 28, 2022, except in the case of Mr. James Corbett who served as a non-executive director only until his appointment as Chief Executive Officer effective as at September 28, 2022.

	Fees earned in cash ($) (1)	Stock awards ($) (2)	Option awards ($) (3)	Total ($)
Non-Executive Directors
L Panaccio - Chairman	$126,250	$87,494	$31,248	$244,992
J Curnock Cook	90,833	87,494	31,248	209,575
L Drapeau*	26,667	-	-	26,667
S Crowe	95,000	87,494	31,248	213,742
J Corbett	73,542	-	-	73,542
J Reed	92,500	87,494	31,248	211,242
Total Non-Executive Directors	$504,792	$349,976	$124,992	$979,760

* Mr. Drapeau retired from the Board of Directors during April 2022.

(1)

Amounts are composed of the following: $70,00 for fees as a Board Member, $35,000 for Chair of the Board, $20,000 for Audit Committee Chair, $15,000 for Compensation Committee Chair, $10,000 for Nominating and Corporate Governance Chair, $10,000 for Audit Committee Member, $7,500 for Compensation Committee Member, and $5,000 for Nominating and Corporate Governance Member. Note that Mr. Drapeau's and Mr. Corbett's fees are prorated based on his terms as non-executive Directors.

(2)

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

(3)

Amounts in this column represent awards of stock options with the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Amounts in this column represent option awards issued to the individuals noted, based on the fair value determined at the date of grant in accordance with U.S. GAAP. See Note 13- Share-Based Payment Plans to our Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” for the assumptions used in determining the grant date fair value of option awards. The vesting of these option awards are subject to various performance or tenure related criteria.

Equity Compensation Plan Information as of December 31, 2022

Plan Category		Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
		(a)	(b)	(c)
Equity compensation plans approved by security holders
2016 Equity Incentive Plan	(2)			—	(1)
Stock Options		885,095	$12.46
2020 Equity Incentive Plan				244,675
Stock Options		1,079,875	$14.02
RSUs		398,596	$-
2021 AGM Awards				-
Stock Options		22,600	$12.18
RSUs		11,566	$-
2022 AGM Awards				-
Stock Options		247,876	$5.75
RSUs		50,356	$-
Equity compensation plans not approved by security holders		-	-	-
Total		2,695,964		244,675

(1)	Upon closing of the Redomiciliation, the 2016 Plans were terminated with respect to future grants and accordingly, there are no more shares available to be issued under the 2016 Plans.
(2)	The 2016 Plans were previously approved and adopted by the shareholders of AVITA Australia, the former parent company.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders and Management

The following table provides certain information regarding the ownership of our common stock (including our CDIs), as of January 31, 2023 by each person or group of affiliated persons known to us to be the beneficial owner of more than 5% of our common stock (including our CDIs); each of our named executive officers; each of our Directors; and all of our executive officers and Directors as a group. The table also sets out the names of all persons (of which the Company is aware) who have disclosed pursuant to the Corporations Act 2001 (Cth) that they are “substantial shareholders” of the Company and carry 5% or more of the voting rights attached to the issued securities of the Company.

Unless otherwise indicated in the table or the related notes, the address for each person named in the table is c/o AVITA Medical, Inc., 28159 Avenue Stanford Suite 220, Valencia, CA 91355.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)
	More than 5% stockholders:
	None
	Directors and named executive officers:
Common Stock	Lou Panaccio	26,964	(3)	*
Common Stock	Lou Drapeau	339	(4)	*
Common Stock	Jeremy Curnock Cook	6,900	(5)	*
Common Stock	Professor Suzanne Crowe	11,012	(6)	*
Common Stock	Jan Stern Reed	11,434	(7)	*
Common Stock	James Corbett	11,434	(7)	*
Common Stock	Sean Ekins	38,735	(8)	*
Common Stock	Erin Liberto	125,156	(9)	*
Common Stock	Andrew Quick	125,155	(10)	*
Common Stock	Donna Shiroma	112,156	(11)	*
Common Stock	Michael Perry	256,232	(12)	1.01%
Common Stock	Michael Holder	180,200	(13)	*
Common Stock	Kathy McGee	158,200	(14)	*
	All executive officers and directors as a group (13 persons)	1,063,917		4.21%

*	Represents beneficial ownership of less than 1% of the outstanding common stock.
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

(2)

Percentage of ownership is based on 25,296,086 shares of our common stock issued and outstanding as of January 31, 2023. Common stock subject to options or RSUs exercisable within 60 days of January 31, 2023, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or RSUs but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3)

Reflects 4,350 shares of common stock, 100,320 CDIs, which translates into 20,064 shares of the common stock. CDIs include 29,860 CDIs which translates into 5,972 shares of common stock that are held by The Panaccio Superannuation Fund.  In addition, amount includes 2,550 shares of stock options to acquire 2,550 shares of our common stock exercisable within 60 days of January 31, 2023.

(4)	Reflects 1,695 CDIs which translates into 339 shares of our common stock.
(5)	Reflects 4,350 shares of common stock and 2,550 shares of stock options to acquire 2,550 shares of our common stock exercisable within 60 days of January 31, 2023.
(6)

Reflects 4,350 shares of common stock, 20,560 CDIs, which represent 4,112 shares of our common stock and 2,550 shares of stock options to acquire 2,550 shares of our common stock exercisable within 60 days of January 31, 2023.

(7)	Reflects 7,242 shares of common stock and 4,192 shares of stock options to acquire 4,192 shares of our common stock exercisable within 60 days of January 31, 2023.
(8)	Amount represents stock options to acquire shares of our common stock exercisable within 60 days of January 31, 2023.
(9)	Reflects 2,625 shares of common stock and 122,531 shares of stock options to acquire 122,531 shares of our common stock exercisable within 60 days of January 31, 2023.

(10)	Reflects 2,625 shares of common stock and 122,530 shares of stock options to acquire 122,530 shares of our common stock exercisable within 60 days of January 31, 2023.
(11)	Reflects 2,625 shares of common stock and 109,531 shares of stock options to acquire 109,531 shares of our common stock exercisable within 60 days of January 31, 2023.
(12)	Includes of 634,602 CDI’s which translates into 126,920 shares of common stock, 129,312 shares of common stock.
(13)	Reflects 2,625 shares of common stock and 177,575 shares of stock options to acquire 177,575 shares of our common stock exercisable within 60 days of January 31, 2023.
(14)	Reflects 2,625 shares of common stock and 155,575 shares of stock options to acquire 155,575 shares of our common stock exercisable within 60 days of January 31, 2023.

Australian Disclosure Requirements

In addition to the Company’s primary listing on the Nasdaq Capital Market, the Company’s shares of common stock are also quoted in the form of CDIs on the ASX and trade under the ticker symbol “AVH”. As part of our ASX listing, we are required to comply with the various disclosure requirements as set out under the ASX Listing Rules. The following information is intended to comply with the ASX Listing Rules (where that information has not been provided elsewhere in this Annual Report).

Jurisdiction of incorporation and restrictions on the acquisition of securities

The Company is incorporated in the State of Delaware in the United States of America.   As a foreign company registered in Australia, the Company is not subject to Chapters 6, 6A, 6B and 6C of the Corporations Act 2001 (Cth) dealing with the acquisition of its shares (including substantial holdings and takeovers).

Under the Delaware General Corporation Law, the Company’s shares are generally freely transferable, subject to restrictions imposed by United States federal or state securities laws, by the Company’s certificate of incorporation or by-laws or by an agreement signed with the holders of shares on issue. The Company’s certificate of incorporation and bylaws do not impose any specific restrictions on the transfer of its shares. Repurchases of the Company’s securities are governed by the safe harbor provisions set forth in Rule 10b-18 of the Securities Exchange Act of 1934. However, provisions of the Delaware General Corporation Law, the Company’s certificate of incorporation and the Company’s by-laws could make it more difficult to acquire the Company by means of a tender offer (takeover), a proxy contest or otherwise, or to remove incumbent officers and directors of the Company. These provisions could discourage certain types of coercive takeover practices and takeover bids that the Company’s board may consider inadequate and encourage persons seeking to acquire control of the Company to first negotiate with the board.

Australian Corporate Governance Statement

The Board of Directors and employees of the Company are committed to developing, promoting and maintaining a strong culture of good corporate governance and ethical conduct. The Board of Directors confirm that the Company’s corporate governance framework is generally consistent with the ASX’s Corporate Governance Council’s “Corporate Governance Principles and Recommendations” (4th Edition) (“ASX Governance Recommendations”). The Company’s Corporate Governance Statement is available for viewing at https://ir.avitamedical.com/corporate-governance. The Corporate Governance Statement sets out the ASX Governance Recommendations and the Company’s response as to how and whether it follows those recommendations. Where the Company’s practices depart from a recommendation, the Board of Directors have disclosed in the Corporate Governance Statement the departure along with reasons for the adoption of its own practices. The Company’s most recent Corporate Governance Statement, dated February 23, 2023 and approved by the Board of Directors remains accurate as of the date of this Annual Report on Form 10-K.

Issued capital

As of January 31, 2023, the Company’s issued share capital was as follows:

•	25,296,086 shares of common stock, of which:
•	10,691,469 shares of common stock were held by 78 stockholders and quoted on Nasdaq; and
•	14,604,617 shares of common stock were held by CHESS Depositary Nominees Pty Limited (“Authorized Nominee”) (on behalf of 23,120 CDI holders) representing 73,023,085 CDIs quoted on ASX.

As of January 31, 2023, the following unquoted securities are on issue, which entitle the holders of those securities, upon vesting of their conversion rights, to be issued shares of common stock (including in certain cases in the form of CDIs) of the Company:

•	the equivalent of 2,262,246 unquoted options held amongst 129 option holders. Specifically:
•	the equivalent of 233,771 options are on issue to Mr. James Corbett, CEO;
•

the equivalent of 2,028,475 options were granted (and are on issue) to 128 employees and directors of the Company under Avita Australia's 2016 Equity Incentive Plan and 2020 Equity Incentive Plan and the Company's 2021 and 2022 AGM Awards; and

•	the equivalent of 372,868 unquoted restricted stock units (“RSUs”) held as follows:
•	the equivalent of 5,783 RSUs held by Mr. Corbett, CEO; and
•	the equivalent of 367,085 RSUs held by 37 employees of the Company under Avita Australia's 2020 Employee Incentive Plan and the Company's 2021 and 2022 AGM Awards.

Voting Rights

The Company’s bylaws provide that each stockholder has one vote for every share of common stock entitled to vote held of record by such stockholder.  If holders of CDIs wish to attend and vote at the Company’s general meetings, they will be able to do so, provided, in case of voting, that the relevant steps as set out below are complied with by the CDI holder. Under the ASX Listing Rules and ASX Settlement Operating Rules, the Company must allow CDI holders to attend any meeting of the holders of the underlying securities, unless relevant United States laws at the time of the meeting prevent CDI holders from attending those meetings.

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

Distribution of Common Stock and CDI Holders at January 31, 2023

Below is a distribution schedule of the number of holders of CDIs, categorized by the size of their holdings, based on the Company’s registers as at January 31, 2023 (assuming all issued shares of common stock are held as CDIs).

	CDIs
	Number of Holders	Number of CDIs
1 - 1,000	15,059	5,374,180
1,001 - 5,000	5,806	14,130,360
5,001 - 10,000	1,228	9,209,515
10,001 - 100,000	997	25,505,825
100,001 - and over	100	72,260,550
	23,190	126,480,430

The number of stockholders and/or CDI holders holding less than a marketable parcel of shares of common stock and/or CDIs (where a “marketable parcel” means a parcel of securities worth at least A$500, pursuant to the ASX Operating Rules) was 5,750 based on the closing market price of the Company’s common stock and CDIs as of January 31, 2023.

There is no current on-market buy-back of our securities.

Twenty Largest CDI Holders as of January 31, 2023

Below is a statement of the 20 largest holders of CDIs, and the number and percentage of issued CDIs held by those holders, based on the Company’s registers as January 31, 2023 (assuming all shares of common stock of the Company are held as CDIs, with 5 CDIs representing a beneficial ownership interest in one share of common stock in the Company).

Rank	Name	Number of CDIs Held (1)	% of CDIs Outstanding
1	The Vanguard Group, Inc.	5,738,820	4.54%
2	Pura Vida Investments, LLC	4,337,590	3.43%
3	BlackRock Institutional Trust Company, N.A.	2,341,715	1.85%
4	Michael Perry	1,779,235	1.41%
5	Thorney Investment Group	1,500,000	1.19%
6	Australian Eagle Asset Management Pty Ltd	1,295,235	1.02%
7	Geode Capital Management, L.L.C.	1,259,790	1.00%
8	Renaissance Technologies LLC	1,192,900	0.94%
9	Private Clients of Hub24	904,150	0.71%
10	Millennium Management LLC	901,210	0.71%
11	Norges Bank Investment Management (NBIM)	855,815	0.68%
12	Polar Asset Management Partners Inc.	768,000	0.61%
13	Columbia Threadneedle Investments (US)	748,435	0.59%
14	XY Capital Limited	706,830	0.56%
15	Goldman Sachs International	662,080	0.52%
16	Arlene Perry	631,525	0.50%
17	MLC Navigator Platform	592,810	0.47%
18	Evan Clucas & Leanne Weston	560,535	0.44%
19	Caption Management, LLC	534,795	0.42%
20	David Deelen	530,605	0.42%

(1)	Including shares of common stock represented as though they are held as CDIs (with 5 CDIs representing a beneficial ownership interest in one share of common stock in the Company).

General Information

The name of our Secretary is Donna Shiroma.

The Company’s ASX liaison officer who is responsible for communications with the ASX is Mark Licciardo.

The complete mailing address, including zip code, of our principal executive office is 28159 Avenue Stanford, Suite 220, Valencia, CA 91355, USA. The telephone number is +1(661) 367-9170.

The address of our registered office in Australia is c/o Acclime Ltd (formerly Merton’s Corporate Services), Level 7, 330 Collins Street, Melbourne VIC 3000, Australia and our telephone number there is +61 3 8689 9997.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

SEC rules require us to disclose any transaction or currently proposed transaction in which the Company is a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or 1% of the average of the Company’s total assets as of the end of the last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s Common Stock, or an immediate family member of any of those persons. Since January 1, 2021, the Company has not participated in any such related party transaction.

Director Independence

The Company’s Board of Directors has determined that all members of our Board of Directors, except Mr. James Corbett, are independent directors for purposes of the rules of Nasdaq and the SEC and for the purposes of the ASX Listing Rules and the ASX Corporate Governance Council’s 4th Edition Corporate Governance Principles and Recommendations. In making this determination, our Board of Directors considered the relationships that each non-executive director has with us and all other facts and circumstances that our Board of Directors deemed relevant, including the beneficial ownership of our common stock by each non-executive director and Mr. Corbett’s executive role within AVITA Medical.

The composition and functioning of the Company’s Board of Directors and each of its committees complies with all applicable requirements of Nasdaq and the rules and regulations of the SEC as well as the ASX Listing Rules and the ASX Corporate Governance Council’s 4th Edition Corporate Governance Principles and Recommendations.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Fees and Services

Grant Thornton LLP, the U.S. member of Grant Thornton International Ltd, independent registered public accountants have served as our independent public accountant for the year-ended December 31, 2022, the transition period ended December 31, 2021 and the year-ended June 30, 2021. Grant Thornton Audit Pty Ltd, a subsidiary of Grant Thornton Australia Ltd, independent registered public accountants served as our independent public accountant prior to the Redomiciliation. The following table sets forth fees billed or accrued by our independent registered public accountants during the year-ended December 31, 2022, the transition period ended December 31, 2021 and the year-ended June 30, 2021.

	Year-Ended	Transition Period Ended	Year-Ended
	December 31, 2022	December 31, 2021	June 30, 2021
Audit fees - Grant Thornton LLP (1)	$605,900	$400,000	$1,038,645
Audit fees - Grant Thornton Audit Pty Ltd (1)	-	-	25,845
Grant Thornton UK LLP (1)	46,832	44,698	-
Tax fees - Grant Thornton LLP (2)	87,281	147,222	126,929
Total fees	$740,013	$591,920	$1,191,419

(1)

Audit fees consist of fees for professional services by the principal accountant for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	Tax fees include the aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

The Audit Committee’s policy is for the Audit Committee to approve all audit and non-audit services prior to such services being performed by the independent registered public accounting firm. Before engaging an independent registered public accountant firm to render audit or non-audit services, the engagement is approved by the Company’s Audit Committee or the engagement to render services is entered into pursuant to pre-approval policies and procedures established by the audit committee. The Audit Committee pre-approved all audit services provided by independent registered public accountants during the year-ended December 31, 2022, the transition period ended December 31, 2021 and the year-ended June 30, 2021.

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

(3)	Exhibits

The exhibits listed in the following Index to Exhibits are filed, furnished or incorporated by reference as part of this Annual Report

EXHIBITS

Exhibit	Exhibit
Number	Description

2.1	Scheme Implementation Agreement (incorporated by reference to Exhibit 99.2 of Form 6-K of Avita Medical Limited dated April 20, 2020)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K12B filed on June 30, 2020)

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-KT filed on February 28, 2022)

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the registrant’s Form 10-KT filed on February 28, 2022)

4.1	Description of Capital Stock**

10.1	Employee Incentive Option Plan (incorporated by reference to Exhibit 4.1 of the Form 20-F of Avita Medical Limited filed September 27, 2019)†

10.2	Employee Share Plan (incorporated by reference to Exhibit 4.2 of the Form 20-F of Avita Medical Limited filed September 27, 2019)†

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

10.10

Third Amendment to the Lease Agreement between the registrant and RIF III-Avenue Stanford LLC, dated November 17, 2020, as amended) (incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-KT filed on February 28, 2022)

10.11

Executive Employment Agreement between the registrant and Dr. Michael Perry, dated November 12, 2019 (incorporated by reference to Exhibit 10.11 to the registrant’s Form 10-KT filed on February 28, 2022) †

10.12	RSUs – Confirmatory Deed between the registrant and Dr. Michael Perry, dated November 12, 2019 (incorporated by reference to Exhibit 10.12 to the registrant’s Form 10-KT filed on February 28, 2022) †

10.13	Option Confirmatory Deed between the registrant and Dr. Michael Perry, dated November 12, 2019 (incorporated by reference to Exhibit 10.13 to the registrant’s Form 10-KT filed on February 28, 2022) †

10.14

Executive Employment Agreement between the registrant and Michael Holder, dated effective March 22, 2021 (incorporated by reference to Exhibit 10.14 to the registrant’s Form 10-KT filed on February 28, 2022) †

10.15

Executive Employment Agreement between the registrant and Kathy McGee, dated effective December 1, 2020 (incorporated by reference to Exhibit 10.15 to the registrant’s Form 10-KT filed on February 28, 2022) †

10.16

Executive Employment Agreement between the registrant and Erin Liberto, dated effective August 28, 2017 (incorporated by reference to Exhibit 10.16 to the registrant’s Form 10-KT filed on February 28, 2022) †

10.17

Executive Employment Agreement between the registrant and Andrew Quick, dated effective April 1, 2019 (incorporated by reference to Exhibit 10.17 to the registrant’s Form 10-KT filed on February 28, 2022) †

10.18

Executive Employment Agreement between the registrant and Donna Shiroma, dated effective June 25, 2018 (incorporated by reference to Exhibit 10.18 to the registrant’s Form 10-KT filed on February 28, 2022) †

10.19	Form of Stock Option Grant**†

10.20	Form of RSU Agreement**†

10.21	2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.29 to the registrant’s Form 10-KT filed on February 28, 2022) †

10.22

Fourth Amendment to the Lease Agreement between the registrant and RIF III-Avenue Stanford LLC, dated August 25, 2021, as amended) (incorporated by reference to Exhibit 10.30 to the registrant’s Form 10-KT filed on February 28, 2022)

10.23	Stock Option Grant Agreement between the registrant and James Corbett, dated effective September 28, 2022.** †

10.24	Fifth Amendment to the Lease Agreement between the registrant and 28159 Avenue Stanford Properties, LLC, (formerly RIF III-Avenue Stanford LLC), dated January 26, 2023, as amended) **
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the registrant’s Form 10-KT filed on February 28, 2022)

23.1	Consent of Independent Registered Public Accounting Firm**

31.1	Certification of CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **

31.2	Certification of CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **

32.1	Certification of CEO and CFO pursuant to Section 906 of The Sarbanes-Oxley Act of 2002***

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit	Exhibit
Number	Description

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contract or compensation plan or arrangement.
*	Certain identified confidential information has been redacted from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
**	Filed herewith
***	Furnished herewith

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVITA Medical, Inc.
(Registrant)

Date: February 23, 2023	/s/ James Corbett
James Corbett
Chief Executive Officer (Principal Executive Officer)

Date: February 23, 2023	/s/ Sean Ekins
Sean Ekins
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ James Corbett	Chief Executive Officer and Director	February 23, 2023
James Corbett	(Principal Executive Officer)

/s/ Sean Ekins	Interim Chief Financial Officer	February 23, 2023
Sean Ekins	(Principal Financial and Accounting Officer)

/s/ Lou Panaccio	Director	February 23, 2023
Lou Panaccio

/s/ Jeremy Curnock Cook	Director	February 23, 2023
Jeremy Curnock Cook

/s/ Suzanne Crowe	Director	February 23, 2023
Suzanne Crowe

/s/ Jan Stern Reed	Director	February 23, 2023
Jan Stern Reed

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	(PCAOB ID Number 248)	F-2
Consolidated Balance Sheets as of December 31, 2022, December 31, 2021 and June 30, 2021		F-3
Consolidated Statements of Operations for the Year-Ended December 31, 2022, the Transition Period Ended December 31, 2021, and the Year-Ended June 30, 2021		F-4
Consolidated Statements of Comprehensive Loss for the Year-Ended December 31, 2022, the Transition Period Ended December 31, 2021, and the Year-Ended June 30, 2021		F-5
Consolidated Statements of Shareholders’ Equity for the Year-Ended December 31, 2022, the Transition Period Ended December 31, 2021 and the Year-Ended June 30, 2021		F-6
Consolidated Statements of Cash Flows for the Year-Ended December 31, 2022, the Transition Period Ended December 31, 2021, and the Year-Ended June 30, 2021		F-7
Notes to Consolidated Financial Statements		F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

AVITA Medical, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of AVITA Medical, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, December 31, 2021 and June 30, 2021, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the year ended December 31, 2022, the six-month period ended December 31, 2021, and the fiscal year ended June 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, December 31, 2021 and June 30, 2021, and the results of its operations and its cash flows for the year ended December 31, 2022, the six-month period ended December 31, 2021, and the fiscal year ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Los Angeles, California
February 23, 2023

AVITA MEDICAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of
	December 31, 2022	December 31, 2021	June 30, 2021
ASSETS
Cash and cash equivalents	$18,164	$55,511	$110,746
Marketable securities	61,178	29,649	-
Accounts receivable, net	3,515	3,118	3,467
BARDA receivables	898	308	3,936
Prepaids and other current assets	1,578	1,213	1,333
Restricted cash	-	201	201
Inventory	2,125	2,132	1,647
Total current assets	87,458	92,132	121,330
Marketable securities long-term	6,930	19,692	-
Plant and equipment, net	1,200	1,262	1,458
Operating lease right-of-use assets	851	1,544	1,480
Corporate-owned life insurance asset	1,238	304	-
Intangible assets, net	465	443	472
Other long-term assets	122	638	761
Total assets	$98,264	$116,015	$125,501
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities	3,002	2,708	3,120
Accrued wages and fringe benefits	6,623	5,363	3,321
Other current liabilities	1,068	1,075	949
Total current liabilities	10,693	9,146	7,390
Non-qualified deferred compensation liability	1,270	262	-
Contract liabilities	698	952	1,075
Operating lease liabilities, long term	306	918	878
Other long-term liabilities	-	113	503
Total liabilities	12,967	11,391	9,846
Non-qualified deferred compensation plan share awards	557	-	-
Contingencies (Note 12)
Shareholders' equity:
Common stock, $0.0001 par value per share, 200,000,000 shares authorized, 25,208,436, 24,925,743 and 24,895,864 shares issued and outstanding at December 31, 2022, December 31, 2021 and June 30, 2021, respectively	3	3	3
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2022, December 31, 2021 and June 30, 2021.	-	-	-
Company common stock held by the non-qualified deferred compensation plan	(127)	-
Additional paid-in capital	339,825	332,484	328,889
Accumulated other comprehensive income	7,627	8,060	8,259
Accumulated deficit	(262,588)	(235,923)	(221,496)
Total shareholders' equity	84,740	104,624	115,655
Total liabilities, non-qualified deferred compensation plan share awards and shareholders' equity	$98,264	$116,015	$125,501

The accompanying notes form part of the consolidated financial statements

AVITA MEDICAL, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year-Ended	Transition Period	Year-Ended
	December 31, 2022	July 1 - December 31, 2021	June 30, 2021

Revenues	$34,421	$13,956	$29,232
Cost of sales	(6,041)	(1,905)	(5,949)
Gross profit	28,380	12,051	23,283
BARDA income	3,215	580	2,055
Operating expenses:
Sales and marketing expenses	(21,913)	(8,472)	(14,660)
General and administrative expenses	(23,330)	(10,996)	(22,400)
Research and development expenses	(13,857)	(7,586)	(14,818)
Total operating expenses	(59,100)	(27,054)	(51,878)
Operating loss	(27,505)	(14,423)	(26,540)
Interest expense	(16)	(17)	(22)
Other income	892	38	17
Loss before income taxes	(26,629)	(14,402)	(26,545)
Provision for income tax	(36)	(25)	(38)
Net loss	$(26,665)	$(14,427)	$(26,583)
Net loss per common share:
Basic	$(1.07)	$(0.58)	$(1.17)
Diluted	$(1.07)	$(0.58)	$(1.17)
Weighted-average common shares:
Basic	25,000,180	24,915,414	22,674,313
Diluted	25,000,180	24,915,414	22,674,313

 The accompanying notes form part of the consolidated financial statements

AVITA MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year-Ended	Transition Period	Year-Ended
	December 31, 2022	July 1 - December 31, 2021	June 30, 2021

Net loss	$(26,665)	$(14,427)	$(26,583)
Foreign currency translation gain/(loss)	(111)	(95)	113
Net unrealized loss on marketable securities, net of tax	(322)	(104)	-
Comprehensive loss	$(27,098)	$(14,626)	$(26,470)

The accompanying notes form part of the consolidated financial statements

AVITA MEDICAL, INC.

Consolidated Statements of Shareholders’ Equity

(In thousands, except shares)

	Common Stock
	Shares	Amount	Company common stock held by the NQDC	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Shareholders' Equity
Balance at June 30, 2020	21,467,912	$3	$-	$259,165	$8,146	$(194,913)	$72,401
Net loss	-	-	-	-	-	(26,583)	(26,583)
Issuance of common stock under direct placement	3,214,250	-	-	69,106	-	-	69,106
Issuance costs associated with direct placement	-	-	-	(5,109)	-	-	(5,109)
Share-based compensation	-	-	-	5,664	-	-	5,664
Exercise of stock options	14,359	-	-	63	-	-	63
Vesting of restricted stock units	199,343	-	-	-	-	-	-
Translation gain	-	-	-	-	113	-	113
Balance at June 30, 2021	24,895,864	$3	$-	$328,889	$8,259	$(221,496)	$115,655
Net loss	-	-	-	-	-	(14,427)	(14,427)
Share-based compensation	-	-	-	3,588	-	-	3,588
Exercise of stock options	1,125	-	-	7	-	-	7
Vesting of restricted stock units	28,754	-	-	-	-	-	-
Translation loss	-	-	-	-	(95)	-	(95)
Net unrealized loss on marketable securities, net of tax	-	-	-	-	(104)	-	(104)
Balance at December 31, 2021	24,925,743	$3	$-	$332,484	$8,060	$(235,923)	$104,624
Net loss	-	-	-	-	-	(26,665)	(26,665)
Share-based compensation	-	-	-	6,527	-	-	6,527
Exercise of stock options	150,125	-	-	900	-	-	900
Vesting of restricted stock units	114,641	-	-	-	-	-	-
Company common stock held by the NQDC	17,927	-	(127)	127	-	-	-
Change in classification of deferred compensation share awards	-	-	-	(192)	-	-	(192)
Change in redemption value of share awards in NQDC plan	-	-	-	(21)	-	-	(21)
Other comprehensive loss	-	-	-	-	(433)	-	(433)
Balance at December 31, 2022	25,208,436	$3	$(127)	$339,825	$7,627	$(262,588)	$84,740

The accompanying notes form part of the consolidated financial statements

AVITA MEDICAL, Inc.

Consolidated Statement of Cash Flows

(in thousands)

	Year-Ended	Transition Period Ended	Year-Ended
	December 31, 2022	December 31, 2021	June 30, 2021
Cash flow from operating activities:
Net loss	$(26,665)	$(14,427)	$(26,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	568	330	715
Share-based compensation	6,998	3,588	5,664
Non-cash lease expense	692	328	591
Loss on fixed asset disposal	3	-	130
Patent impairment loss	-	42	-
Remeasurement and foreign currency transaction (gain)/loss	(85)	(72)	228
Excess and obsolete inventory related charges	375	44	226
BARDA deferred costs	130	(278)	343
Contract cost amortization	338	167	129
Provision (benefit) for doubtful accounts	(5)	(2)	12
Amortization of (premium)/discount of marketable securities	(281)	104	-
Non-cash changes in the fair value of NQDC plan	38	-	-
Changes in operating assets and liabilities:
Trade and other receivables	(395)	350	(1,399)
BARDA receivables	(590)	3,627	(3,580)
Prepaids and other current assets	(366)	119	(342)
Inventory	(371)	(530)	(745)
Operating lease liability	(720)	(334)	(594)
Corporate-owned life insurance asset	(1,084)	(304)	-
Other long-term assets	178	(43)	(889)
Accounts payable and accrued expenses	282	(392)	(1,333)
Accrued wages and fringe benefits	1,272	2,046	493
Other current liabilities	(92)	186	155
Non-qualified deferred compensation plan liability	994	262	-
Contract liabilities	(254)	(123)	640
Other long-term liabilities	(50)	(189)	238
Net cash used in operations	(19,090)	(5,501)	(25,901)
Cash flows from investing activities:
Purchase of marketable securities	(74,362)	(49,550)	-
Maturities of marketable securities	55,555	-	-
Cash paid for property and equipment	(452)	(65)	(894)
Cash paid for patent filing fees	(73)	(67)	(280)
Net cash used in investing activities	(19,332)	(49,682)	(1,174)
Cash flow from financing activities:
Proceeds from direct placement of common stock	-	-	69,106
Issuance cost associated with direct placement	-	-	(5,109)
Principal repayment of finance lease	-	-	(11)
Proceeds from exercise of stock options	900	7	63
Net cash provided by financing activities	900	7	64,049
Effect of foreign exchange rate on cash and restricted cash	(26)	(59)	133
Net increase/(decrease) in cash and cash equivalents and restricted cash	(37,548)	(55,235)	37,107
Cash and cash equivalents and restricted cash beginning of the period	55,712	110,947	73,840
Cash and cash equivalents and restricted cash end of the period	$18,164	$55,712	$110,947
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$17	$8	$42
Cash paid for interest	$15	$17	$3
Plant and equipment purchases not yet paid	$33	$35	$20

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

Nature of the Business

AVITA Medical, Inc. and its subsidiaries (collectively, “AVITA Medical”, “we”, “our”, “us”, or “Company”), is a regenerative medicine company leading the development and commercialization of devices and autologous cellular therapies for skin restoration. The Company’s RECELL® System technology platform harnesses the regenerative properties of a patient’s own skin to create Spray-On Skin™ cells. In September 2018, the United States Food & Drug Administration (“FDA”) granted premarket approval (“PMA”) to the RECELL System for use in the treatment of acute thermal burns in patients eighteen years and older. Following receipt of our original PMA, we commenced commercialization of the RECELL System in January 2019 in the United States. In June 2021, the FDA approved expanded use of the RECELL System in combination of meshed autografting for acute full-thickness thermal wounds in pediatric and adult patients. In February 2022, the FDA approved a PMA supplement for the RECELL Autologous Cell Harvesting Device, an enhanced ease-of-use device aimed at providing clinicians a more efficient user experience and simplified workflow. In addition, the FDA has granted the Company Investigational Device Exemptions (“IDEs”), which enabled the Company to conduct pivotal clinical trials to further expand the indications of the RECELL System to include soft tissue repair and vitiligo. Enrollment of those clinical studies is complete, with topline results recently announced for both the soft tissue repair and vitiligo trials. Results from those studies are intended to support the Company’s pursuit of FDA approval to market the RECELL System in the United States for those indications. In connection to FDA approval, the Company submitted a PMA Supplement for soft tissue repair and a PMA application for vitiligo in December 2022.

In February 2019, we entered into a collaboration with COSMOTEC, an M3 Group company, to market and distribute the RECELL System in Japan. We worked with COSMOTEC to advance our application for approval of the RECELL System in Japan pursuant to Japan’s Pharmaceuticals and Medical Devices Act (“PMDA”). In February 2022, COSMOTEC’s application for regulatory approval was approved by the PMDA with labelling for burns only. In September 2022, COSMOTEC commercially launched RECELL in Japan following Japan’s Ministry of Health, Labor, and Welfare approval of reimbursement pricing. COSMOTEC potentially plans to submit a further application for soft tissue repair and vitiligo indications.

In March 2020, the World Health Organization declared the outbreak of a novel strain of the coronavirus (“COVID-19”) a pandemic. We continue to closely monitor the impact surrounding the spread and potential resurgence of COVID-19 due to existing and future variants. As of the date of this filing, we continue to be unable to predict the full impact that the ongoing COVID-19 pandemic will have on our future results of operations, liquidity, and financial condition due to numerous uncertainties, including the duration of the pandemic and the actions that may be taken in the future by government authorities across the United States in response to new variants. The Company has assessed the potential impact of COVID-19 on certain accounting matters including, but not limited to, the allowance for doubtful accounts, inventory reserves and return reserves, and impairment considerations for long-lived assets, marketable securities and intangibles, as of December 31, 2022, and through the date of this report. With respect to future operating results, it is not possible at this time to predict, with any degree of precision, the effects of COVID-19. Consequently, actual results for accounting estimates and assumptions, particularly those relating to the recoverability of certain intangible assets and estimates of expected credit losses on accounts receivable could differ from these estimates. However, we do not currently believe that COVID-19 will result in any significant changes in costs going forward. We will continue to monitor the performance of our business and reassess the impacts of COVID-19 and its variants.

CHANGE OF YEAR-END

On November 8, 2021, the Company changed its fiscal year-end from June 30th to December 31st. The decision to change the fiscal year-end to a calendar year end was to align our reporting cycle more closely with how we manage our business.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Reclassification of prior year presentation

Certain prior year amounts within other long-term assets and other long-term liabilities have been reclassified to Corporate-owned life insurance asset and Non-qualified deferred compensation plan liability, respectively, in the Consolidated Balance Sheets and Consolidated Statement of Cash flows, for consistency with current period presentation. These reclassifications had no effect on the reported results of operations or financial position or net cash used in operations.

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

Foreign Currency Translation and Foreign Currency Transactions

The financial position and results of operations of the Company’s operating non-U.S. subsidiaries are generally determined using the respective local currency as the functional currency of that subsidiary. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive gain (loss) in shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in general and administrative expenses and were gain of $91,000 and $35,000 and a loss of $97,000 for the year-ended December 31, 2022, the transition period ended December 31, 2021 and the year-ended June 30, 2021, respectively.

The Company’s subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, nonmonetary assets and liabilities at historical rates. Gains and losses resulting from these remeasurements and foreign currency transactions are included in general and administrative expenses and were a loss of $6,000 a gain $37,000 and a loss of $131,000 for the year-ended December 31, 2022, the transition period ended December 31, 2021 and the year-ended June 30, 2021, respectively.

Comprehensive Loss

The components of comprehensive loss consist of net loss, foreign currency translation adjustments from its subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses in investments available for sale. The Company did not have reclassifications from other comprehensive loss to net loss during the year-ended December 31, 2022, the transition period ended December 31, 2021, and the year-ended June 30, 2021.

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

The Company’s revenue consists primarily of the sale of the RECELL System to hospitals or other treatment centers, COSMOTEC and to BARDA (collectively, “customers”), predominately in the United States. The Company evaluated the BARDA contract and concluded that a portion of the arrangement, such as the procurement of the RECELL system and the emergency preparedness, represents a transaction with a customer and as such are in the scope of ASC 606.  Amounts received from BARDA for the research and development of the Company’s product are classified as BARDA income in the consolidated statement of operations and are accounted for under International Accounting Standards 20 (“IAS 20”).  For further details refer to BARDA Income and Receivables below.

Revenues for commercial customers (hospitals, treatment centers and COSMOTEC) are recognized as control of the product is transferred to customers, at an amount that reflects the consideration expected to be received in exchange for the product. Revenues are recognized net of volume discounts. As such, revenue is recognized only to the extent a significant reversal of revenues is not expected to occur in subsequent periods. For the Company’s contracts that have an original duration of one year or less, the Company elected the practical expedient applicable to such contracts and does not consider the time value of money. Further, because of the short duration of these contracts, the Company has not disclosed the transaction price for the remaining performance obligations as of each reporting period or when the Company expects to recognize this revenue. The Company has further applied the practical expedient to exclude sales tax in the transaction price and expense contract fulfilment costs such as commissions and shipping and handling expenses as incurred.

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

The total transaction price for the portion of the BARDA contract that is with in the scope of ASC 606, was determined to be $9.2 million.  The transaction price was allocated on a stand-alone selling price basis as follows: $7.6 million to the procurement of the RECELL product, which is classified as revenues when recognized in the consolidated statement of operations and $1.6 million to the emergency deployment services which is classified as revenues when recognized in the consolidated statement of operations.  The $1.6 million for emergency deployment includes variable consideration which is deemed immaterial to the contract as a whole.  The Company estimated the stand-alone selling price of the procurement of the RECELL product based on historical pricing of the Company’s product at the initial execution of the contract. The Company estimated the stand-alone selling price of the emergency deployment services performed based on the Company’s projected cost of providing the services plus an applicable profit margin as denoted in the contract.

The Company’s performance obligations are either satisfied at a point in time or over time as services are provided. The product procurement performance obligation is satisfied at a point in time, upon transfer of control of the product. As such, the related revenue for these performance obligations is recognized at a point in time as revenue within the Company’s consolidated statement of operations. In addition to guidance under ASC 606, the Company recognizes revenue from the sales of RECELL product to BARDA for placement into vaccine stockpiles in accordance with Securities and Exchange Commission (SEC) Interpretation, Commission Guidance regarding Accounting for Sale of Vaccines and BioTerror Countermeasures to the Federal Government for Placement into the Pediatric Vaccine Stockpile or the Strategic National Stockpile (SNS). Under this guidance, revenue is recognized when product is placed in the BARDA vendor-managed inventory (“VMI”) as control of the product has been transferred to the customer at the time of delivery to the VMI.  RECELL units that have been delivered to BARDA have a product replacement obligation at no cost to BARDA due to product’s limited shelf-life. The estimated cost of the expired inventory over the term of the contract is recognized on a per unit basis at the time of delivery. The estimated liability is released upon replacement of the product along with a corresponding reduction to inventory. The emergency preparedness services performance obligation is satisfied over time.  Revenue for the emergency deployment will be recognized on a straight-line basis during the term of the contract as services are consumed over time. Services recognized are included in sales within the Consolidated Statement of Operations. Contract costs to fulfil the performance obligations are incremental and expected to be recovered are capitalized and amortized on a straight-line basis over the term of the contract. As of December 31, 2022, contract costs are included in other current asset, in prior-years amounts were included in other long-term assets.

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

Cash and Cash Equivalents

Consists of cash held at deposit institutions and cash equivalents. Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less from the date of purchase and consist primarily of money market funds. The Company holds cash at deposit institutions in the amount of $4.1 million, $4.4 million and $54.2 million of which $737,000 and $203,000 and $273,000 is denominated in foreign currencies in foreign institutions as of December 31, 2022, December 31, 2021, and June 30, 2021 respectively. As of December 31, 2022, December 31, 2021, and June 30, 2021, the Company held cash equivalents in the amount of $14.1 million and $51.1 million, and $56.5 million, respectively.

Restricted Cash

Pursuant to a contractual agreement with American Express to maintain the business credit card, the Company was required to maintain restricted cash deposits which amounted to approximately $201,000 as of December 31, 2021 and June 30, 2021. As of December 31, 2022, the Company is no longer required to maintain a balance.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, trade receivables, BARDA receivables and other receivables. As of December 31, 2022, December 31, 2021 and June 30, 2021, substantially all of the Company’s cash was deposited in accounts at financial institutions, and amounts may exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institutions in which its cash is held.

As of December 31, 2022 and December 31, 2021, one commercial customer accounted for approximately 10% of net accounts receivable. As of June 30, 2021, no single commercial customer accounted for more than 10% of accounts receivable. For the year-ended December 31, 2022, one commercial customer accounted for more than 10% of total revenues.  For the transition period ended December 31, 2021 and the year-ended June 30, 2021, no single commercial customer accounted for more than 10% of total revenues. BARDA revenues for the procurement of the RECELL system accounted for approximately 1%, 1% and 27% of total revenues for the year-ended December 31, 2022, the transition period ended December 31, 2021 and the year-ended June 30, 2021, respectively. BARDA receivables for the procurement of the RECELL system and emergency preparedness accounted for approximately 2%, 3%, and 91% of BARDA receivables as of December 31, 2022, December 31, 2021 and June 30, 2021, respectively.  See table below for breakdown of BARDA receivables (in thousands).

	As of December 31, 2022	As of December 31, 2021	As of June 30, 2021
BARDA procurement and emergency preparedness services	$16	$9	$3,583
BARDA expense reimbursements	882	299	353
Total	$898	$308	$3,936

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

Accounts Receivable

Accounts receivable are recorded net of customer allowances for doubtful accounts. The Company estimates an allowance for expected credit losses (i.e., the inability of our customers to make required payments). These estimates are based on a combination of past experience and current trends. In estimating the allowance for expected credit losses, consideration is given to the current aging of receivables, a specific review for potential bad debts and an evaluation of historic write-offs. The resulting bad debt expense is included in sales and marketing expenses in the Consolidated Statement of Operations. Receivables are written-off when deemed uncollectible. As of December 31, 2022, December 31,2021, and June 30, 2021, the allowance for doubtful accounts was $24,000 $28,000, and $30,000, respectively.

A rollforward of the activity in the Company’s allowance for doubtful account is as follows (in thousands):

	Year-ended	Transition Period Ended	Year-ended
	December 31, 2022	December 31, 2021	June 30, 2021
Allowance for doubtful accounts, at beginning of year	$28	$30	$18
Bad debt expense	5	2	12
Deductions	(9)	(4)	-
Allowance for doubtful accounts, at end of year	$24	$28	$30

BARDA Income and Receivables

The Company was awarded a BARDA grant in September 2015. Under this grant BARDA supports the Company’s research and development for the Company’s product, including the ongoing U.S. clinical regulatory program targeted towards FDA PMA, our compassionate use program, clinical and health economics research, and U.S. pediatric burn programs.

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

Intangible Assets

The Company maintains definite-lived intangible assets related to patents initially measured at cost and amortized over estimated useful lives of approximately 3—20 years. The Company had capitalized patent costs of $558,000, $673,000 and $700,000 as of December 31, 2022, December 31, 2021, and June 30, 2021 respectively, related to regulatory approval of the RECELL System, and are being amortized over their estimated useful lives.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated, undiscounted future cash flows is less than the carrying amount of the asset, then an impairment is recognized for the amount by which the carrying value of the asset exceeds its estimated fair value. Fair value is determined using the market, income, or cost approaches as appropriate for the asset. Any write-downs are treated as permanent reductions in the carrying amount of the asset and recognized as an operating loss. The Company recorded $42,000 of impairments intangible assets during the transition period ended December 31, 2021. There were no impairments of long-lived assets for the year-ended December 31, 2022 and June 30, 2021.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of compensation and employee benefits of sales and marketing personnel and related field sales organization, marketing events, advertising costs, travel, trade shows and other marketing materials. The Company expenses all selling and marketing costs as incurred. Advertising expenses were $216,000, $16,000, and $73,000 for the year-ended December 31, 2022, the transition period ended December 31, 2021, and the year-ended June 30, 2021, respectively.

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

Stock-Based Compensation

The Company records compensation expense for stock options and RSUs based on the fair market value of the awards on the date of grant. The fair value of stock-based compensation awards is amortized over the vesting period of the award. Compensation expense for performance-based awards is measured based on the number of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria, if any. The Black-Scholes option pricing model and Monte Carlo Simulation were used to estimate the fair value of the time-based and performance-based options, respectively. Under ASU 2016-09, Compensation – Stock Compensation (“ASC 718”) Improvements to Employee Share-Based Payment Accounting, the Company elected to account for forfeitures as they occur.

The following assumptions were used in the valuation of stock options.

•	Expected volatility – determined using the average of the historical volatility using daily intervals over the expected term and the derived volatility using the longest term available of 12 months.
•	Expected dividends – none, based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
•

Expected term – the expected term of the Company’s stock options for tenure only vesting has been determined utilizing the “simplified” method as described in the SEC’s Staff Accounting Bulletin No. 107 relating to share-based compensation. The simplified method was chosen because the Company has limited historical option exercise experience due to its short operating history of awards granted, with the first plan being established in 2016 which was primarily used for executive awards.  Further, the Company does not have sufficient history of exercises in the U.S. market given the Company’s redomiciliation from Australia to the United States in 2020. The expected term of options with a performance condition or market condition was set to the contractual term of 10 years. The contractual term was used for options with a performance or market condition as these are primarily awarded to executives and the Company assumes that they will hold them longer than rank and file employees.

•	Risk-free interest rate – the risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period approximately equal to the expected term of the award.

Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, assuming potentially dilutive ordinary shares from option exercises, employee share awards, and other dilutive instruments that have been issued. For periods where the Company has presented a net loss, potentially dilutive securities are excluded from the computation of diluted net loss per share as they would be anti-dilutive. In accordance with ASC 710-10, shares of common stock held by the rabbi trust are excluded from the denominator in the basic and diluted EPS calculations.

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

Under plan type D, assets held by the rabbi trust are subject to applicable GAAP.  As diversified common stock will be invested in mutual funds, assets held by the rabbi trust will be subject to accounting in ASC 321 - Investments - Equity Securities. The deferred compensation obligation is measured independently at fair value of the underlying assets.  As of December 31, 2022, deferred common stock has not been diversified.

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

The redemption value of unvested and deferred RSU awards is recorded outside of equity as Non-qualified deferred compensation plan share awards. Once awards are vested, they are reclassified back to permanent equity as Company common stock held by the non-qualified deferred compensation plan in the Consolidated Balance Sheets. For further details refer to Note 18.

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

4. Marketable Securities

The following table summarizes the amortized cost and estimates fair values of debt securities available for sale:

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
(in thousands)
Cash equivalents:
Money market funds	$14,089	$-	$-	$14,089
Current marketable securities:
U.S Treasury securities	$43,092	$1	$(393)	$42,700
Commercial paper	12,743	-	-	12,743
Corporate debt securities	3,865	-	(23)	3,842
U.S Government agency obligations	1,901	-	(8)	1,893
Total current marketable securities	$61,601	$1	$(424)	$61,178
Long-term marketable securities:
Asset backed securities	$3,568	$7	$(3)	$3,572
U.S Treasury securities	2,416	-	(6)	2,410
U.S Government agency obligations	949	-	(1)	948
Total long-term marketable securities	$6,933	$7	$(10)	$6,930

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
(in thousands)
Cash equivalents:
Money market funds	$51,112	$-	$-	$51,112
Current marketable securities:
Commercial paper	$19,586	$-	$-	$19,586
Corporate debt securities	7,068	-	(7)	7,061
Asset backed securities	3,002	-	-	3,002
Total current marketable securities	$29,656	$-	$(7)	$29,649
Long-term marketable securities:
U.S Treasury securities	$18,043	$-	$(89)	$17,954
Corporate debt securities	1,746	-	(8)	1,738
Total long-term marketable securities	$19,789	$-	$(97)	$19,692

The maturities of debt securities available for sale are summarized in the following table using contractual maturities. Actual maturities may differ from contractual maturities due to obligations that are called or prepaid.

	As of December 31, 2022		As of December 31, 2021
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Due in one year or less	$61,601	$61,178	$29,656	$29,649
Due after one year through three years	$6,933	$6,930	$19,789	$19,692

Gross unrealized gains and losses on the Company’s marketable securities were an unrealized gain of $8,000 and an unrealized loss of $434,000 as of December 31, 2022 which resulted in a net unrealized loss of $426,000. Gross unrealized gains and losses on the Company’s marketable securities were an unrealized gain of $0 and an unrealized loss of $104,000 as of December 31, 2021 which resulted in a net unrealized loss of $104,000.

During the year-ended December 31, 2022 and the transition period ended December 31, 2021, the Company did not recognize credit losses.  The Company did not have any marketable securities as of June 30, 2021.  The Company has accrued interest income of $168,000, $72,000 and $0 as of December 31, 2022 and, 2021 and June 30, 2021, recorded in Prepaids and Other Current Assets. Money market funds were included in the cash and cash equivalents line item.

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

Level 3: Inputs are unobservable inputs for the asset or liability

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	As of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$14,089	$-	$-	$14,089
Current marketable securities:
U.S Treasury securities	-	42,700	-	42,700
Commercial paper	-	12,743	-	12,743
Corporate debt securities	-	3,842	-	3,842
U.S Government agency obligations	-	1,893	-	1,893
Total current marketable securities	-	61,178	-	61,178
Long-term marketable securities:
Asset backed securities	-	3,572	-	3,572
U.S Treasury securities	-	2,410	-	2,410
U.S Government agency obligations	-	948	-	948
Total long-term marketable securities	-	6,930	-	6,930
Total marketable securities and cash equivalents	$14,089	$68,108	$-	$82,197

	As of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$51,112	$-	$-	$51,112
Current marketable securities:
Commercial paper	-	19,586	-	19,586
Corporate debt securities	-	7,061	-	7,061
Asset backed securities	-	3,002	-	3,002
Total current marketable securities	-	29,649	-	29,649
Long-term marketable securities:
U.S Treasury securities	-	17,954	-	17,954
Corporate debt securities	-	1,738	-	1,738
Total long-term marketable securities	-	19,692	-	19,692
Total marketable securities and cash equivalents	$51,112	$49,341	$-	$100,453

The Company’s Level 1 assets include money market instruments and are valued based upon observable market prices. Level 2 assets consist of commercial paper, asset back securities and corporate debt securities, U.S. Government Agency obligations and U.S Treasury securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. As of December 31, 2022 and December 31, 2021, the Company had no investments that were measured using unobservable (Level 3) inputs. There were no transfers between fair value measurement levels during the year-ended December 31, 2022 and the transition period ended December 31, 2021.  For the year-ended June 30, 2021, the Company did not have any marketable securities. Cash equivalents consist of money market funds and are classified as a Level 1.

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

The following table sets forth the Company’s operating lease expenses which are included in general and administrative expenses in the Consolidated Statements of Operations (in thousands):

	Year-Ended	Transition Period Ended	Year-Ended
	December 31, 2022	December 31, 2021	June 30, 2021
Operating lease cost	$775	$284	$731
Variable lease cost	51	25	48
Total lease cost	$826	$309	$779

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Year-Ended	Transition Period Ended	Year-Ended
	December 31, 2022	December 31, 2021	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$803	$288	735

Supplemental balance sheet information, related to operating leases was as follows (in thousands):

	As of December 31, 2022	As of December 31, 2021	As of June 30, 2021
Reported as:
Operating lease right-of-use assets	$851	$1,544	$1,480
Total right-of-use assets	$851	$1,544	$1,480

Other current liabilities:
Operating lease liabilities, short-term	$612	$720	$702
Operating lease liabilities, long term	306	918	878
Total operating lease liabilities	$918	$1,638	$1,580
Operating lease weighted average remaining lease term (years)	1.44	2.30	2.67
Operating lease weighted average discount rate	6.71%	6.51%	6.70%

As of December 31, 2022, maturities of the Company’s operating lease liabilities are as follows (in thousands):

Operating Leases
2023	649
2024	314
Total lease payments	963
Less imputed interest	(45)
Total operating lease liabilities	$918

At December 31, 2022 there were no leases entered into that had not yet commenced. On February 1, 2023, the Company executed the fifth amendment to the lease of the administrative and office space in Valencia, California.  The lease was extended for 39 months and is currently leased through October 31, 2026, with an average monthly base rent charge of approximately $37,000.

7. Inventory

The composition of inventories is as follows (in thousands):

	As of
	December 31, 2022	December 31, 2021	June 30, 2021
Raw materials	$1,131	$1,222	$982
Work in process	384	176	241
Finished goods	610	734	424
Total inventory	$2,125	$2,132	$1,647

 The Company has reduced the carrying value of its inventories to reflect the lower of cost or net realizable value. Charges for estimated excess and obsolescence are recorded in cost of sales in the Consolidated Statement of Operations and were $375,000, $44,000 and $226,000 for the year-ended December 31, 2022, the transition period ended December 31, 2021, and the year-ended June 30, 2021, respectively.

8. Intangible Assets

The composition of intangible assets is as follows (in thousands):

		As of December 31, 2022			As of December 31, 2021			As of June 30, 2021
	Weighted Average Life	Gross Amount	Accumulated Amortization	Net Carry Amount	Gross Amount	Accumulated Amortization	Net Carry Amount	Gross Amount	Accumulated Amortization	Net Carry Amount
Patent 1	2	$17	$(16)	$1	$209	$(182)	$27	$264	$(190)	$74
Patent 2	13	137	(28)	109	123	(18)	105	138	(16)	122
Patent 3	14	194	(39)	155	192	(25)	167	163	(19)	144
Patent 5	19	89	(6)	83	46	(3)	43	46	(2)	44
Patent 6	20	43	(4)	39	39	(2)	37	39	(1)	38
Patent 7	13	2	-	2	2	-	2	-	-	-
Patent 8	19	13	-	13	3	-	3	3	-	3
Patent 10	19	3	-	3	3	-	3	-	-	-
Patent 11	19	6	-	6	6	-	6	-	-	-
Trademarks	Indefinite	54	-	54	50	-	50	47	-	47
Total intangible assets		$558	$(93)	$465	$673	$(230)	$443	$700	$(228)	$472

During the year-ended December 31, 2022, the Company did not identify any events or changes in circumstances that indicated the carrying value of its intangibles may not be recoverable. As such, there was no impairment of intangibles assets recognized for the year-ended December 31, 2022. During the transition period ended December 31, 2021, the Company recorded impairment charge of $42,000 in general and administrative expenses. During the year-ended June 30, 2021, the Company did not identify any events or changes in circumstances that indicated the carrying value of its intangibles may not be recoverable. As such, there was no impairment of intangibles assets recognized for the year-ended June 30, 2021. Amortization expense of intangibles included in the Consolidated Statements of Operations was $58,000, $56,000 and $109,000 for the year-ended December 31, 2022, the transition period ended December 31, 2021 and the year-ended June 30, 2021, respectively.

The Company expects the future amortization of amortizable intangible assets held at December 31, 2022 to be (in thousands):

Estimated Amortization Expense
2023	$34
2024	33
2025	33
2026	33
2027	33
Thereafter	245
Total	$411

9. Property and Equipment, net

The composition of property and equipment, net is as follows (in thousands):

	Useful Lives	As of December 31, 2022	As of December 31, 2021	As of June 30, 2021
Computer equipment	3 years	$755	$740	$722
Computer software	3 years	871	811	775
Construction in progress		258	29	48
Furniture and fixtures	7 years	439	440	440
Laboratory equipment	5 years	643	566	523
Leasehold improvements	Lesser of life or lease term	257	242	242
RECELL Moulds	5 years	129	129	129
Less: accumulated amortization and depreciation		(2,152)	(1,695)	(1,421)
Total plant and equipment, net		$1,200	$1,262	$1,458

Depreciation expense related to plant and equipment was $510,000, $274,000 and $606,000 for the year-ended December 31, 2022, the transition period ended December 31, 2021, and the year-ended June 30, 2021, respectively.

10. Prepaids and Other Current Assets and Other Long—Term Assets

Prepaids and other current assets consisted of the following (in thousands):

	As of December 31, 2022	As of December 31, 2021	As of June 30, 2021
Prepaid expenses	$921	$1,124	$853
Lease deposits	110	2	-
Accrued investment income	168	72	-
BARDA contract costs	252	-	-
Other receivables	127	15	480
Total prepaids and other current assets	$1,578	$1,213	$1,333

Prepaid expenses primarily consist of prepaid benefits and insurance.

Other long-term assets consisted of the following (in thousands):

	As of December 31, 2022	As of December 31, 2021	As of June 30, 2021
BARDA contract costs	$-	$504	$613
Long-term lease deposits	25	124	126
Long-term prepaids	97	10	22
Total other long-term assets	$122	$638	$761

Other current liabilities consisted of the following (in thousands):

	As of December 31, 2022	As of December 31, 2021	As of June 30, 2021
Operating lease liability	$612	$720	$702
Other current liabilities	262	355	170
BARDA deferred costs	194	-	77
Total other current liabilities	$1,068	$1,075	$949

11. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. Long-lived assets were primarily located in the United States as of December 31, 2022, December 31, 2021, and June 30, 2021, with an insignificant amount located in Australia and the United Kingdom.

Revenue by region were as follows (in thousands):

	Year-ended	Transition period ended	Year-ended
	December 31, 2022	December 31, 2021	June 30, 2021

Revenue:
United States	$33,257	$13,764	$28,955
Foreign:
Japan	729	-	-
Australia	275	136	207
United Kingdom	160	56	70
Total	$34,421	$13,956	$29,232

Revenue by Customer type were as follows (in thousands):

	Year-ended	Transition period ended	Year-ended
	December 31, 2022	December 31, 2021	June 30, 2021

Revenue:
Commercial sales	34,051	13,771	$21,483
BARDA:
Product sales	—	—	7,595
Services for emergency preparedness	370	185	154
Total	$34,421	$13,956	$29,232

Cost of sales by Customer type were as follows (in thousands):

	Year-ended	Transition period ended	Year-ended
	December 31, 2022	December 31, 2021	June 30, 2021

Cost of sales
Commercial cost	$5,573	$2,017	$3,931
BARDA:
Product cost	130	(278)	1,889
Emergency preparedness service cost	338	166	129
Total	$6,041	$1,905	$5,949

12. Contingencies

The Company is subject to certain contingencies arising in the ordinary course of business. The Company records accruals for these contingencies to the extent that a loss is both probable and reasonably estimable. If some amount within a range of loss appears to be a better estimate than any other amount within the range, that amount is accrued. Alternatively, when no amount within a range of loss appears to be a better estimate than any other amount, the lowest amount in the range is accrued. The Company expenses legal costs associated with loss contingencies as incurred. As of December 31, 2022, the Company does not have any outstanding or threatened litigation that would have a material impact to the financial statements.

13. Common and Preferred Stock

   The Company’s CDIs are quoted on the ASX under AVITA Medical’s previous ASX ticker code, “AVH”. The Company’s shares of common stock are quoted on Nasdaq under AVITA Medical’s previous Nasdaq ticker code, “RCEL”. One share of common stock on Nasdaq is equivalent to five CDIs on the ASX.

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. The Company has 25,208,436, 24,925,743, and 24,895,864 shares of common stock issued and outstanding as of December 31, 2022, December 31, 2021, and June 30, 2021, respectively. The Company has no shares of preferred stock outstanding during any period.

On March 1, 2021, the Company issued 3,214,250 shares of common stock at the offering price of $21.50 per share. The gross proceeds from the offering were approximately $69.1 million while the Company incurred $5.1 million in capital issuance expenses.  The offering was made pursuant to a shelf registration statement on Form S-3 (File No. 333-249419) that was previously filed with the Securities and Exchange Commission (the “SEC”) on October 9, 2020, and declared effective on October 16, 2020. It was also publicly released on the ASX. The final prospectus supplement relating to and describing the terms of the offering was filed with the SEC on February 25, 2021 (in the United States) and released on the ASX on March 1, 2021 (in Australia).

14. Revenue

The Company’s revenue consists of sale of the RECELL System to hospitals or other treatment centers, COSMOTEC and to BARDA (collectively “customers”), predominately in the United States. In addition, the Company records service revenue for the emergency preparedness services provided to BARDA.

Performance Obligations

For commercial contracts, we identified the hospital or treatment center and COSMOTEC as the customer in Step 1 of the ASC 606 5 step model and have determined a contract exists with those customers in Step 1. As these contracts typically have a single performance obligation (i.e. product delivery), no allocation of the transaction price is required in Step 4 of the model. Control of the product is transferred to the customer at a point in time. Specifically, we determined the customer obtains control of the product at point in time at which the goods are either shipped or delivered to our customers’ facilities, depending on the terms of the contract. The transaction price is stated within the contract and is therefore fixed consideration. The transaction price does not include the sales tax that are imposed by governmental authorities.

For the contract with BARDA, the Company identified two performance obligations (i) the procurement of 5,614 RECELL units, (ii) emergency preparedness services. The Company’s performance obligations are either satisfied at a point in time or over time as services are provided. The product procurement performance obligation is satisfied at a point in time, upon transfer of control of the product. RECELL units that have been delivered to BARDA have a product replacement obligation at no cost to BARDA due to product’s limited shelf-life. The estimated cost of the expired inventory over the term of the contract is recognized on a per unit basis at the time of delivery. The estimated liability is released upon replacement of the product along with a corresponding reduction to inventory. The Company has estimated deferred cost of approximately $194,000, $64,000 and $343,000 as of December 31, 2022, December 31, 2021, and June 30, 2021, respectively, for the rotation cost of the product. Such amounts are recorded in other current liabilities in the amounts of $194,000, $0, and $77,000 and other long-term liabilities in the amount of $0, $64,000, and $266,000 as of December 31, 2022, December 31, 2021, and June 30, 2021, respectively. The emergency preparedness services performance obligation is satisfied over time.  Revenue for the emergency deployment will be recognized on a straight-line basis during the term of the contract as services are consumed over time. Services recognized of $370,000, $185,000 and $154,000 for the year-ended December 31, 2022, the transition period ended December 31, 2021, and the year-ended June 30, 2021, respectively, and are included in sales within the Consolidated Statement of Operations. Contract costs to fulfil the performance obligation are incremental and expected to be recovered are capitalized and amortized on a straight-line basis over the term of the contract. As of December 31, 2022, contract cost of $252,000 are included in other current assets.  As of December 31, 2021 and June 30, 2021 contract costs of $504,000, and $613,000  are included in other long-term assets, respectively.

Remaining Performance Obligations

Revenues from remaining performance obligations are calculated as the dollar value of the remaining performance obligations on executed contracts and relate to BARDA and COSMOTEC. The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) pursuant to the Company’s existing customer agreements is $698,000, $952,000, and $1.1 million as of December 31, 2022, December 31, 2021, and June 30, 2021, respectively. As of December 31, 2022, December 31, 2021 and June 30, 2021, the Company had $274,000, $517,000 and $665,000, respectively, in contract liabilities related to our contract with BARDA for the purchase, delivery and storage of the RECELL system for emergency response preparedness. The Company expects to recognize this amount as services are provided to BARDA. We are contracted to manage this inventory of product until the federal government requests shipment or at contract termination on December 31, 2023. Related to the contract with COSMOTEC, the Company had $424,000, $435,000, and $435,000 in contract liabilities as of December 31, 2022, December 31, 2021, and June 30, 2021, respectively. The Company expects to recognize revenue on a straight-line basis over the term of the contract commencing with the generation of commercial sales to COSMOTEC.

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

Contract Assets and Contract Liabilities

Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance for which the Company does not have the right to payment. As of December 31, 2022, December 31, 2021 and June 30, 2021 the Company does not have any contract assets.

Contract liabilities are recorded when the Company receives payment prior to satisfying its obligation to transfer goods to a customer. The Company had $698,000, $952,000, and $1.1 million of contract liabilities as of December 31, 2022, December 31, 2021, and June 30, 2021, respectively. The balance relates to the unsatisfied performance obligation for emergency preparedness under the BARDA contract and COSMOTEC.  Performance obligation will be recognized over time over the term of the contract. For the year-ended December 31, 2022 and the transition period ended December 31, 2021, the Company recognized $370,000, and $185,000 of BARDA revenue from amounts included in the beginning balance of contract liabilities. For the year-ended June 30, 2021, amounts recognized were not significant. The Company recognized $11,000 of revenue for COSMOTEC for amounts included in the beginning balance of contract liabilities.  The Company did not recognize any revenue for the transition period ended December 31, 2021 and the year-ended June 30, 2021 related to COSMOTEC for amounts included in the beginning balance of contract liabilities.

Cost to Obtain and Fulfill a Contract

Contract fulfillment costs include commissions and shipping expenses. The Company has opted to immediately expense the incremental cost of obtaining a contract when the underlying related asset would have been amortized over one year or less. The Company generally does not incur costs to obtain new contracts.

BARDA Contract Costs

Cost to fulfil the BARDA emergency preparedness performance obligation, which primarily consist of billed costs to BARDA incurred in connection with the emergency deployment services, are incremental and expected to be recovered.  Costs are capitalized and amortized on a straight-line basis over the term of the contract. As of December 31, 2022, the Company had $252,000 of contract costs included in other current assets. As of December 31, 2021 and June 30, 2021, the Company had $504,000 and $613,000 of contracts costs included in other long-term assets. Amortization expense related to deferred contract costs were $338,000, $167,000, and $129,000 during the year-ended December 31, 2022, the transition period ended December 31, 2021 and the year-ended June 30, 2021, respectively, and are classified as cost of sales on the accompanying Consolidated Statements of Operations. There was no impairment loss in relation to deferred contract costs during the year-ended December 31, 2022, the transition period ended December 31, 2021, and the year-ended June 30, 2021.

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

15. Share-Based Payment Plans

Overview of Employee Share-Based Compensation Plans

Our former parent company, AVITA Medical, adopted the Employee Share Plan and the Incentive Option Plan (collectively, the “2016 Plans”). Upon completion of the Redomiciliation, the 2016 Plans were terminated with respect to future grants and accordingly, there are no more shares available to be issued under the 2016 Plans.  In addition, upon completion of the Redomiciliation, the Company had an implicit consolidation or reverse stock split of 100:1 and all share information presented below in relation to the 2016 Plans has been presented on a reverse split stock basis. During November 2020, the Company, pursuant to Rule 416 under the Securities Act of 1933, filed a registration statement on form S-8 to register a total of 1,750,000 shares of common stock which may be issued pursuant to the terms of the Company’s 2020 Omnibus Incentive Plan (“2020 Plan”). On December 22, 2021, the Company’s stockholders approved the issuance of options and awards to the Board of Directors and the former CEO (“Former CEO”).  These awards are subject to the vesting and performance conditions as denoted in the individual agreements. On December 12, 2022, the Company’s stockholders approved the issuance of options and awards to the Board of Directors and the CEO.  These awards are subject to the vesting and performance conditions as denoted in the individual agreements.

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

The following table summarizes information about the Company’s share-based award plans as of December 31, 2022:

	Outstanding Options	Outstanding Restricted Stock Units	Shares available for future issuance
2016 Equity Incentive Plan	885,095	-	-
2020 Equity Incentive Plan	1,079,875	398,596	-
2021 AGM Awards	22,600	11,566	244,675
2022 AGM Awards	247,876	50,356	-

Share-Based Payment Expenses

Share-based payment transactions are recognized as compensation expense based on the fair value of the instrument on the date of grant.  The Company uses the graded-vesting method to recognize compensation expense.  Compensation cost is reduced for forfeitures as they occur in accordance with ASU 2016-09, Simplifying the Accounting for Share-Based Payments ("ASU 2016-09"). During the year-ended December 31, 2022, the transition period ended December 31, 2021, and the year-ended June 30, 2021, the Company recorded share-based compensation expense of $7.0 million, $3.6 million and $5.7 million, respectively. No income tax benefit was recognized in the Consolidated Statement of Operations for share-based payment arrangements for the year-ended December 31, 2022, the transition period ended December 31, 2021, and the year-ended June 30, 2021.

The Company has included share-based compensation expense as part of operating expenses in the accompanying Consolidated Statements of Operations as follows (in thousands):

	Year-ended	Transition period ended	Year-ended
	December 31, 2022	December 31, 2021	June 30, 2021

Sales and marketing expenses	$1,393	$663	$925
General and administrative expenses	4,668	2,318	4,095
Research and development expenses	937	607	644
Total	$6,998	$3,588	$5,664

A summary of share option activity as of December 31, 2022 and changes during the year then ended is presented below:

	Service Only Share Options	Performance Based Share Options	Market Awards	Total Share Options	Weighted -Average Exercise Price	Weighted -Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Exercisable at December 31, 2021	1,129,126	599,994	27,600	1,756,720	$14.86	7.83	$5,118,309
Granted	737,676	-	-	737,676	5.57
Exercised	(75,125)	(75,000)	-	(150,125)	5.99
Expired	(10,425)	(6,900)	-	(17,325)	14.60
Forfeited	(57,000)	(6,900)	(27,600)	(91,500)	12.95
Outstanding shares at December 31, 2022	1,724,252	511,194	-	2,235,446	12.47	7.71	1,530,263
Exercisable at December 31, 2022	682,749	310,858	-	993,607	$12.40	6.17	$587,632

The weighted-average grant-date fair value of options granted during the year-ended December 31, 2022, transition period ended December 31, 2021, and the year-ended June 30, 2021 was $4.64, $10.35, and $14.08, respectively. The total intrinsic value of options exercised during the year-ended December 31, 2022, the transition period ended December 31, 2021, and the year-ended June 30, 2021 was $179,000, $13,000,  and $221,000 and, respectively. Intrinsic value is measured using the fair market value at the date of exercise for options exercised, or at balance sheet date for outstanding options, less the applicable exercise price.

Cash received from the exercise of options was approximately $900,000, $7,000, and $63,000 for the year-ended December 31, 2022, transition period ended December 31, 2021, and the year-ended June 30, 2021, respectively.

As of December 31, 2022, there was approximately $5.4 million of total unrecognized compensation cost related to share-based compensation expense.  Of this amount $4.3 million relates to service only share options to be recognized over a weighted average period of 1.65 years, $1.1 million related to performance-based share options to be recognized over a weighted average period of 1.60 years.

Restricted Stock Units

Restricted stock units (“RSUs”) are granted to executives as part of their long-term incentive compensation. RSUs granted as a result of stockholder approval at the December 22, 2021 AGM and December 14, 2022 AGM arise out of contracts between the Company and the holders of such securities.  These RSU awards were approved by the Compensation Committee as determined necessary.  All RSU awards have a contractual term of 10 years and vest in accordance with the tenure or performance conditions as determined by the Compensation Committee and set out in the contracts between the Company and the holders of such securities.  The grant date fair value is determined based on the price of the Company stock price on the date of grant (stock price determined on Nasdaq). RSUs primarily consist of awards to the Former CEO and other executives as well as Non-Executive Directors (as occurred following the 2021 AGM and 2022 AGM). The Former CEO RSU awards are described below.

A summary of the status of the Company’s unvested RSUs as of December 31, 2022, and changes that occurred during the year is presented below:

Unvested Shares	Service Condition RSU	Performance Condition RSU	Market Condition	Total RSU's	Weighted Average Grant Date Fair Value per Unit
Unvested RSUs outstanding at December 31, 2021	114,757	135,093	47,640	297,490	$19.66
Granted	384,806	-	-	384,806	5.28
Vested	(75,041)	(57,527)	-	(132,568)	26.43
Forfeited	(29,650)	(11,920)	(47,640)	(89,210)	7.71
Unvested RSUs outstanding at December 31, 2022	394,872	65,646	-	460,518	$6.30

The weighted-average grant-date fair value of the RSUs granted during the year-ended December 31, 2022, transition period ended December 31, 2021, and the year-ended June 30, 2021 were $5.28, $13.57, and $22.65 per unit, respectively. The total fair value of shares vested during the year-ended December 31, 2022, the transition period ended December 31, 2021, and the year-ended June 30, 2021 were $894,000, $599,000, $4.9 million, respectively.

As of December 31, 2022, there was $1.9 million of total unrecognized compensation cost related to RSU awards. Of this amount $1.6 million relates to service only RSUs to be recognized over a weighted average period of 1.53 years, $341,000 related to performance-based awards to be recognized over a weighted average period of 1.51 years.

2019 Former CEO RSUs

On November 2019, the equivalent of 395,542 RSUs were issued to the Former CEO with the following vesting terms:

a)

Tenure – the equivalent of 142,521 RSUs with a vesting period of three-years commencing on June 1, 2020.  On June 1, 2022, the last tranche of 47,507 RSUs vested and the shares were appropriately released.

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

Awards to the Former CEO under the 2021 AGM Awards

On December 22, 2021, the Former CEO was issued an aggregate 150,480 options and RSUs comprising:

•

37,600 tenure-based options and RSUs (23,800 RSUs and 13,800 options) with 25% of those options and RSUs vesting annually commencing on December 14, 2022.  Service condition was not met as such, RSUs were forfeited, and options expired in accordance with the RSU and Option Agreement.

•	37,640 performance-based options and RSUs (23,840 RSUs and 13,800 options):
•

Performance condition for 11,920 RSUs and 6,900 options was met during fiscal year 2022. RSUs for vested shares were appropriately released. Vested and unexercised options expired 3 months subsequent to termination of employment.

•	Performance condition for 11,920 RSUs and 6,900 options were not met. These awards were unvested as of the date of termination of the Former CEO’s employment.
•	75,240 stretch-performance based options and RSUs (47,640 RSUs and 27,600 options). These awards were unvested as of the date of termination of the Former CEO’s employment.

In accordance with the terms of the RSU Agreement and Option Agreements with the Former CEO, unvested performance-based and market condition RSUs were forfeited on the date of termination and unvested performance-based and market conditions options expired on the date of termination. Per the terms of the RSU and Option Agreements, RSUs and options that were granted and are tenure-based only will continue to vest as long as the Former CEO continues to provide services to the Company as a Board Member. The Former CEO’s term as a Board Member ended on December 12, 2022, and unvested RSUs were forfeited.

Awards to the Board of Directors under the 2021 AGM Awards

The Board of Director awards consist of an aggregate 68,600 options and RSUs as follows:

•	41,400 tenure-based options and RSUs (15,300 options and 26,100 RSUs) vesting 12 months from the grant date.
•	6,900 tenure-based options and RSUs (4,350 RSUs and 2,550 options) granted to each of the six non-executive board members based on the vesting terms detailed above.
•

27,200 tenure-based options and RSUs (9,850 options and 17,350 RSUs) vesting on the first, second and third anniversary of the grant date in equal amounts (i.e. 1/3 of the RSUs and options will vest on each anniversary of the grant date, being on December 22 of each relevant year).

•	13,600 tenure-based options and RSUs (8,675 RSUs and 4,925 options) granted to Jan Stern Reed and James Corbett as an initial grant in connection with their appointment to the Board of Directors.

2022 AGM Awards

Awards to the CEO under the 2022 AGM Awards

•	On December 12, 2022, the CEO was issued an aggregate 226,296 options with 25% of those options vesting annually commencing on September 28, 2023.

Awards to the Board of Directors under the 2022 AGM Awards

•	The Board of Director awards consist of an aggregate 71,936 options and RSUs (21,580 options and 50,356 RSUs) vesting 12-months from the grant date.
•	17,984 tenure-based options and RSUs (12,589 RSUs and 5,359 options) granted to each of the four non-executive board members based on the vesting terms detailed above.

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

Included in the following table is a summary of the related assumptions used in the Black-Scholes Option pricing model and Monte-Carlo simulation for the year-ended December 31, 2022, the transition period ended December 31, 2021, and the year-ended June 30, 2021.

	Year-Ended	Transition Period Ended	Year-Ended
	December 31, 2022	December 31, 2021	June 30, 2021
Expected volatility	72% - 113%	68% - 75%	65% - 80%
Weighted-average volatility	103%	69%	73%
Expected dividends	0%	0%	0%
Expected term (in years)	5 - 9.8	5 - 10	5 - 10
Risk-free interest rate	1.42% - 3.94%	0.88% - 1.46%	0.77% - 1.64%

16. Income Taxes

Geographic sources of loss before income taxes are as follows:

	Year- Ended	Transition Period Ended	Year- Ended
(amounts in thousands)	December 31, 2022	December 31, 2021	June 30, 2021

United States	$(26,764)	$(14,490)	$(26,478)
Foreign	135	88	(67)
Loss before income taxes	$(26,629)	$(14,402)	$(26,545)

The income tax expense as shown in the accompanying Consolidated Statements of Operations includes the following:

	Year-Ended	Transition Period Ended	Year-Ended
(amounts in thousands)	December 31, 2022	December 31, 2021	June 30, 2021
Current:
Federal	$-	$-	$-
State	36	25	38
Foreign	-	-	-
Total current	36	25	38
Deferred:
Federal	-	-	-
State	-	-	-
Foreign	-	-	-
Total deferred	-	-	-
Total income tax expense	$36	$25	$38

The provision for income taxes differs from the tax computed using the statutory United States federal income tax rate of 21% for the year-ended December 31, 2022, transition period ended December 31, 2021, and year-ended June 30, 2021 as a result of the following items:

	Year-Ended	Transition Period Ended	Year-Ended
(amounts in thousands)	December 31, 2022	December 31, 2021	June 30, 2021
Tax expense (benefit) at U.S. statutory rate	$(5,592)	$(3,024)	$(5,574)
State income taxes	35	25	36
Foreign rate differential	5	5	(5)
Share-based compensation	719	997	(27)
Permanent differences	(30)	29	233
Net change in valuation allowance	4,899	1,993	5,375
Income tax expense (benefit)	$36	$25	$38

A summary of deferred income tax assets is as follows (in thousands):

	Year-Ended	Transition Period Ended	Year-Ended
	December 31, 2022	December 31, 2021	June 30, 2021
Deferred tax liabilities
ROU Asset	$(229)	$(404)	$(389)
Intangible assets	(11)	(25)	—
Property, plant and equipment	-	(5)	(5)
Total deferred tax liabilities	$(240)	$(434)	$(394)
Deferred tax assets
Property, plant and equipment	$3	$—	$—
Accrued expenses	1,833	1,151	686
Intangible assets	—	—	262
Stock based compensation	3,405	2,739	3,215
Lease liability	247	428	415
Research and development	2,215	—	—
Net operating loss carryforward	48,413	46,918	44,282
Other	630	483	609
Total deferred tax assets	$56,746	$51,719	$49,469
Less valuation allowance	(56,506)	(51,285)	(49,075)
Net deferred tax assets	$240	$434	$394
Net deferred tax assets / (liabilities)	$—	$—	$—

At December 31, 2022, the Company and its subsidiaries had net operating loss carryforwards for federal, state, United Kingdom, and Australia income tax purposes of $129.5 million, $83.5 million, $28.4 million and $36.0 million respectively. The net operating loss carryforwards may be subject to limitation regarding their utilization against taxable income in future periods due to “change of ownership” provisions of the Internal Revenue Code and similar state and foreign provisions. Of these carryforwards, $21.7 million will expire, if not utilized, between 2026 through 2038. The remaining carryforwards have no expiration.

In assessing the recoverability of its deferred tax assets, the Company considers whether it is more likely than not that its deferred assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. The Company considers all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Based upon the weight of available evidence including the uncertainty regarding the Company’s ability to utilize certain net operating losses and tax credits in the future, the Company has established a valuation allowance against its net deferred tax assets of $56.5 million and $51.3 million as of December 31, 2022, December 31, 2021, respectively.  The Company has established a valuation allowance against its net deferred tax asset of $49.1 million as of June 30, 2021. The deferred tax assets are primarily net operating loss carryforwards for which management has determined it is more likely than not that the deferred tax assets will not be realized.

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

The Company has not identified any uncertain tax positions as of December 31, 2022, December 31, 2021, and June 30, 2021.

The Company files income tax returns in the U.S. federal, California and certain other state and foreign jurisdictions. The Company remains subject to income tax examinations for its U.S. federal and state income taxes generally for fiscal years ended June 30, 2006 and forward. The Company also remains subject to income tax examinations for international income taxes for fiscal years ended June 30, 2018 through December 31, 2021, and for certain other U.S. state and local income taxes generally for the fiscal years ended June 30, 2018 through December 31, 2021.

17. Loss per Share

The following is a reconciliation of the basic and diluted loss per share computations:

	Year-Ended	Transition Period Ended	Year-Ended
	December 31, 2022	December 31, 2021	June 30, 2021
	(in thousands, except per share amounts)
Net Loss	$26,665	$14,427	$26,583
Weighted-average common shares—outstanding, basic	25,000	24,915	22,674
Weighted-average common shares—outstanding, diluted	25,000	24,915	22,674
Net loss per common share, basic	$1.07	$0.58	$1.17
Net loss per common share, diluted	$1.07	$0.58	$1.17

The Company’s basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the relevant period. In accordance with ASC 710-10, 17,927 shares of common stock held by the rabbi trust are excluded from the denominator in the basic and diluted EPS calculations. For details on shares of common stock held by the rabbi trust refer to Note 18. For the purposes of the calculation of diluted net loss per share, options to purchase common stock, restricted stock units and unvested shares of common stock issued upon the early exercise of stock options have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. As the Company has reported a net loss for all periods presented diluted net loss per common share is the same as the basic net loss per share.

18. Retirement Plans

The Company offers a 401(k)-retirement savings plan (the “401(k) Plan”) for its employees, including its executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code of 1986, as amended, allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. The Company matches contributions to the 401(k) Plan based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. The Company will match up to 6% of an employee’s compensation that the employee contributes to his or her 401(k) Plan account. Total Company matching contributions to the 401(k) Plan were $1,027,000, $966,000, and $733,000 in the year-ended December 31, 2022, the transition period ended December 31, 2021 and the year-ended June 30, 2021.

Non-qualified deferred compensation plan

The Company’s non-qualified deferred compensation plan (the "NQDC plan"), which became effective on October 2021 allows for eligible management and highly compensated key employees to elect to defer a portion of their salary, bonus, commissions and RSU awards to later years. Cash deferrals are immediately vested and are subject to investment risk and a risk of forfeiture under certain circumstances.  RSU deferrals are subject to the vesting conditions of the award. Once RSUs vest, subject to a six-month and one day holding period, employees are allowed to diversify the common stock into other investment options offered by the plan.  For cash deferrals, the Company matches 4% to 6% (depending on level) of employee contributions. These matching employer contributions are vested over a two-year period with 25% vesting on year one and 75% vesting on year two for employees under 55 years of age.  Employer contributions for employees over 55 years of age are immediately vested. Employer contributions to the NQDC plan for the year-ended December 31, 2022 and the transition period ended December 31, 2021 were $258,000 and $16,000, respectively.  The Company’s deferred compensation plan liability was $1,348,000 and $262,000 as of the year-ended December 31, 2022 and 2021. As of December 31, 2022, the Company has $1.27 million in non-qualified deferred compensation plan liability and $78,000 in other current liabilities in the Consolidated Balance Sheets.  As of December 31, 2021 amounts are recorded in non-qualified deferred compensation plan liability in the Consolidated Balance Sheets.  The Company did not have a NQDC plan for the year-ended June 30, 2021.

The Company established a COLI to fund the NQDC plan.  Amounts in the COLI are invested in a number of funds. The securities are carried at the cash surrender value on the Consolidated Balance Sheets. We record investment gains and losses of the COLI as other income.

The fair values of the Company’s deferred compensation plan assets and liability are included in the table below. Note that the Company did not have NQDC plan for the year-ended June 30, 2021. For additional information on the fair value hierarchy and the inputs used to measure fair value, see Note 5, Fair Value Measurements.

	Fair Value as of December 31, 2022				Fair Value as of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Corporate-owned life insurance policies (1)	-	1,238	-	1,238	-	304	-	304
Non-qualified deferred compensation plan liability	-	1,348	-	1,348	-	262	-	262

(1) The corporate-owned life insurance contracts are recorded at cash surrender value, which is provided by a third party and reflects the net asset value of the underlying publicly traded mutual funds and are categorized as Level 2.

(2) Non-qualified deferred compensation plan liability is measured at fair value based on quoted prices of identical instruments to the investment vehicles selected by the participants.

Rabbi Trust

During April 2022, we established a rabbi trust to hold the assets of the NQDC plan.  The rabbi trust holds the COLI asset and the common stock from deferred RSU awards that have vested.  The NQDC permits diversification of fully vested shares into other equity securities subject to a six month and one day holding period. In accordance with ASR 268, Redeemable Preferred Stock, and ASC 718, Compensation — Stock Compensation, prior to vesting, the deferred share awards are classified as an equity instrument and changes in fair value of the amount owed to the participant are not recognized.  The redemption amounts of the deferred awards are based on the vested percentage and are recorded outside of permanent equity as Non-qualified deferred compensation share awards on the Consolidated Balance Sheets.  As of December 31, 2022, a total of 253,048, shares awards have been deferred, and during the quarter-ended September 30, 2022, a total of 17,927 awards vested.  Vested shares are converted to common stock and are reclassified to permanent equity.  Common stock held in the rabbi trust is classified in a manner similar to treasury stock and presented separately on the Consolidated Balance Sheets as Common stock held by the NQDC plan.  A total of 17,927 shares were vested at the redemption value of $127,000.

The following table summarizes the eligible share award activity as of December 31, 2022.  There was no activity as of December 31, 2021 and June 30, 2021.

As of
(in thousands)	December 31, 2022
Non-qualified deferred compensation share awards:
Balance at inception/beginning of period	-
Change in classification of deferred compensation share awards	192
Share-based compensation expense	471
Change in redemption value	21
Vesting of share awards held by NDQC	(127)
Ending Balance	557

19. Deed of Cross Guarantee

The Company (as the parent entity of the AVITA Group) is party to a deed of cross guarantee dated June 29, 2020 (“Deed”) with each of its Australian wholly-owned subsidiaries, namely:

•	AVITA Medical Pty Ltd (ACN 058 466 523);
•	C3 Operations Pty Ltd (ACN 090 161 505);
•	Visiomed Group Pty Ltd (ACN 003 010 580); and
•	Infamed Pty Limited (ACN 084 800 653),

(together, the “Australian Subsidiaries”).

The Company and the Australian Subsidiaries were the only parties to the Deed at December 31, 2022 and comprise the “closed group” for the purposes of the Deed (and also the “extended closed group”). No parties were added to or removed from the Deed, or subject to a notice of disposal, during or since the financial year-ended December 31, 2022. Since December 31, 2022, there has been no change in ownership of any of the Australian Subsidiaries.

By entering into the Deed, the Company and the Australian Subsidiaries have guaranteed the debts of each other.

Relief under ASIC Corporations (Wholly-owned Companies) Instrument 2016/785

By entering into the Deed, the Australian Subsidiaries have been relieved from the requirement to prepare a financial report and directors’ report for the financial year-ended December 31, 2022 under ASIC Corporations (Wholly-owned Companies) Instrument 2016/785.

Consolidated financial information of parties to the Deed

The financial statements below are additional disclosure items specifically required by the Australian Securities and Investments Commission and represent the consolidated financial statements of the entities that are party to the Deed only (being the ‘closed group’ and also the ‘extended closed group’ under the Deed).

Year-ended
(in thousands)	December 31, 2022
Revenues	$568
Cost of sales	(243)
Gross profit	325
Operating Expenses:
Sales and marketing expenses	(231)
General and administrative expenses	(14)
Product development expense	(9)
Total operating expenses	(254)
Other Income	1
Net loss	$72

As of
(in thousands)	December 31, 2022
ASSETS
Cash	$337
Accounts receivable, net	2
Prepaids and other current assets	1,440
Inventory	46
Total assets	1,825
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	7
Accrued wages and fringe benefits	75
Other current liabilities	1,728
Total liabilities	1,810
Contributed equity	232,747
Reserves	31,476
Accumulated deficit	(264,208)
Total stockholders' equity (deficit)	15
Total liabilities and stockholders' equity (deficit)	$1,825

20. Subsequent Events

The Company has considered all events occurring subsequent to December 31, 2022, and has concluded that all significant events have been disclosed in the financial statements and accompanying notes.