Form 10-Q
period 2023-03-31
AVITA Medical, Inc.
filed 2023-05-11
CIK 1762303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of May 2, 2023 was 25,327,761

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future revenues; solvency; future industry market conditions; future changes in our capacity and operations; future operating and overhead costs; intellectual property; regulatory and related approvals; the conduct or outcome of pre-clinical or clinical (human) studies; operational and management restructuring activities (including implementation of methodologies and changes in the board of directors); future employment and contributions of personnel; effects on the global economy due to the COVID-19 pandemic, tax and rising interest rates; productivity, business process, rationalization, investment, acquisition and acquisition integrations, consulting, operational, tax, financial and capital projects and initiatives; inflationary pressures on the U.S. and global economy; changes in the legal or regulatory environment; and future working capital, costs, revenues, business opportunities, cash flows, margins, earnings and growth. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

PART I – Financial Information

Item 1. FINANCIAL STATEMENTS

AVITA MEDICAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	As of
	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$28,050	$18,164
Marketable securities	45,401	61,178
Accounts receivable, net	4,502	3,515
BARDA receivables	516	898
Prepaids and other current assets	1,481	1,578
Inventory	2,811	2,125
Total current assets	82,761	87,458
Marketable securities long-term	4,189	6,930
Plant and equipment, net	1,333	1,200
Operating lease right-of-use assets	1,815	851
Corporate-owned life insurance asset	1,833	1,238
Intangible assets, net	461	465
Other long-term assets	230	122
Total assets	$92,622	$98,264
LIABILITIES, NON-QUALIFIED DEFERRED COMPENSATION PLAN SHARE AWARDS AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	3,752	3,002
Accrued wages and fringe benefits	3,665	6,623
Current non-qualified deferred compensation liability	2,140	78
Other current liabilities	1,929	990
Total current liabilities	11,486	10,693
Non-qualified deferred compensation liability	1,165	1,270
Contract liabilities	382	698
Operating lease liabilities, long term	1,235	306
Total liabilities	14,268	12,967
Non-qualified deferred compensation plan share awards	793	557
Contingencies (Note 13)
Stockholders' equity:
Common stock, $0.0001 par value per share, 200,000,000 shares authorized, 25,327,761 and 25,208,436 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	3	3
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2023 and December 31, 2022.	-	-
Company common stock held by the non-qualified deferred compensation plan ("NQDC Plan")	(892)	(127)
Additional paid-in capital	342,400	339,825
Accumulated other comprehensive income	7,858	7,627
Accumulated deficit	(271,808)	(262,588)
Total stockholders' equity	77,561	84,740
Total liabilities, non-qualified deferred compensation plan share awards and stockholders' equity	$92,622	$98,264

The accompanying notes form part of the unaudited consolidated financial statements.

AVITA MEDICAL, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three-Months Ended
	March 31, 2023	March 31, 2022

Revenues	$10,550	$7,539
Cost of sales	(1,667)	(1,778)
Gross profit	8,883	5,761
BARDA income	627	734
Operating expenses:
Sales and marketing expenses	(6,540)	(4,828)
General and administrative expenses	(8,295)	(7,534)
Research and development expenses	(4,586)	(3,620)
Total operating expenses	(19,421)	(15,982)
Operating loss	(9,911)	(9,487)
Interest expense	(4)	-
Other income	725	28
Loss before income taxes	(9,190)	(9,459)
Provision for income tax	(30)	(4)
Net loss	$(9,220)	$(9,463)
Net loss per common share:
Basic	$(0.37)	$(0.38)
Diluted	$(0.37)	$(0.38)
Weighted-average common shares:
Basic	25,202,088	24,937,999
Diluted	25,202,088	24,937,999

The accompanying notes form part of the unaudited consolidated financial statements.

AVITA MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three-Months Ended
	March 31, 2023	March 31, 2022

Net loss	$(9,220)	$(9,463)
Foreign currency translation gain/(loss)	(11)	18
Net unrealized gain/(loss) on marketable securities, net of tax	242	(297)
Comprehensive loss	$(8,989)	$(9,742)

The accompanying notes form part of the unaudited consolidated financial statements.

AVITA MEDICAL, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except shares)

(Unaudited)

	Three-Months Ended March 31, 2023
	Common Stock
	Shares	Amount	Company common stock held by the NQDC Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2022	25,208,436	$3	$(127)	$339,825	$7,627	$(262,588)	$84,740
Net loss	-	-	-	-	-	(9,220)	(9,220)
Stock-based compensation	-	-	-	2,197	-	-	2,197
Exercise of stock options	31,675	-	-	171	-	-	171
Company common stock held by the NQDC Plan	87,650	-	(765)	765	-	-	-
Change in redemption value of share awards in NQDC plan	-	-	-	(558)	-	-	(558)
Other comprehensive gain	-	-	-	-	231	-	231
Balance at March 31, 2023	25,327,761	$3	$(892)	$342,400	$7,858	$(271,808)	$77,561

	Three-Months Ended March 31, 2022
	Common Stock
	Shares	Amount	Company common stock held by the NQDC Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2021	24,925,743	$3	$-	$332,484	$8,060	$(235,923)	$104,624
Net loss	-	-	-	-	-	(9,463)	(9,463)
Stock-based compensation	-	-	-	2,932	-	-	2,932
Exercise of stock options	125	-	-	1	-	-	1
Vesting of restricted stock units	29,713	-	-	-	-	-	-
Other comprehensive loss	-	-	-	-	(279)	-	(279)
Balance at March 31, 2022	24,955,581	$3	$-	$335,417	$7,781	$(245,386)	$97,815

The accompanying notes form part of the unaudited consolidated financial statements.

AVITA Medical, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three-Months Ended
	March 31, 2023	March 31, 2022
Cash flow from operating activities:
Net loss	$(9,220)	$(9,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	135	163
Stock-based compensation	2,640	2,932
Non-cash lease expense	167	169
Remeasurement and foreign currency transaction (gain)/loss	(2)	37
Excess and obsolete inventory related charges	67	97
BARDA deferred costs	(64)	12
Contract cost amortization	85	85
Provision for doubtful accounts	172	1
Amortization of (premium)/discount of marketable securities	(328)	50
Non-cash changes in the fair value of NQDC plan	610	-
Changes in operating assets and liabilities:
Trade and other receivables	(1,158)	(362)
BARDA receivables	382	(373)
Prepaids and other current assets	12	67
Inventory	(754)	232
Operating lease liability	(156)	(173)
Corporate-owned life insurance asset	(526)	-
Other long-term assets	(109)	(305)
Accounts payable and accrued expenses	778	(294)
Accrued wages and fringe benefits	(2,957)	(2,450)
Current non-qualified deferred compensation liability	748	-
Other current liabilities	958	15
Non-qualified deferred compensation plan liability	(237)	-
Contract liabilities	(316)	(70)
Other long-term liabilities	-	260
Net cash used in operations	(9,073)	(9,370)
Cash flows from investing activities:
Purchase of marketable securities	(5,183)	(25,525)
Maturities of marketable securities	24,271	3,000
Cash paid for property and equipment	(284)	(64)
Cash paid for patent filing fees	(17)	(12)
Net cash provided/(used) in investing activities	18,787	(22,601)
Cash flow from financing activities:
Proceeds from exercise of stock options	171	1
Net cash provided by financing activities	171	1
Effect of foreign exchange rate on cash and restricted cash	1	(6)
Net increase/(decrease) in cash and cash equivalents and restricted cash	9,886	(31,976)
Cash and cash equivalents and restricted cash beginning of the period	18,164	55,712
Cash and cash equivalents and restricted cash end of the period	$28,050	$23,736
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$9	$-
Cash paid for interest	$4	$-
Plant and equipment purchases not yet paid	$9	$8

The accompanying notes form part of the unaudited consolidated financial statements.

AVITA MEDICAL, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. The Company

Nature of the Business

AVITA Medical, Inc. and its subsidiaries (collectively, “AVITA Medical”, “we”, “our”, “us”, or “Company”), is a regenerative medicine company leading the development and commercialization of devices and autologous cellular therapies for skin restoration. The Company’s RECELL® System technology platform harnesses the regenerative properties of a patient’s own skin to create Spray-On Skin™ cells. In September 2018, the United States Food & Drug Administration (“FDA”) granted premarket approval (“PMA”) to the RECELL System for use in the treatment of acute thermal burns in patients eighteen years and older. Following receipt of our original PMA, we commenced commercialization of the RECELL System in January 2019 in the United States. In June 2021, the FDA approved expanded use of the RECELL System in combination of meshed autografting for acute full-thickness thermal wounds in pediatric and adult patients. In February 2022, the FDA approved a PMA supplement for the RECELL Autologous Cell Harvesting Device, an enhanced ease-of-use device aimed at providing clinicians a more efficient user experience and simplified workflow. In addition, the FDA has granted the Company Investigational Device Exemptions (“IDEs”), which enabled the Company to conduct pivotal clinical trials to further expand the indications of the RECELL System to include soft tissue repair and vitiligo. Enrollment of those clinical studies is complete, with topline results announced for both the soft tissue repair and vitiligo trials. Results from those studies are intended to support the Company’s pursuit of FDA approval to market the RECELL System in the United States for those indications. In December 2022, the Company submitted a PMA supplement for soft tissue repair and a PMA application for vitiligo. In April 2023, the Company confirmed that its automated cell disaggregation device, RECELL GO™, maintains the FDA Breakthrough Device designation for the treatment of acute wounds. The Company plans to submit a PMA supplement application for RECELL GO by June 30, 2023.

In February 2019, we entered into a collaboration with COSMOTEC Company Ltd ("COSMOTEC"), an M3 Group company, to market and distribute the RECELL System in Japan. Under the terms of the agreement, the Company will supply the RECELL product, and COSMOTEC will be the sole distributor of the product in Japan. We worked with COSMOTEC to advance our application for approval of the RECELL System in Japan pursuant to Japan’s Pharmaceuticals and Medical Devices Act (“PMDA”). In February 2022, COSMOTEC’s application for regulatory approval was approved by the PMDA with labeling for burns only. In September 2022, COSMOTEC commercially launched RECELL in Japan following Japan’s Ministry of Health, Labor, and Welfare approval of reimbursement pricing. COSMOTEC is evaluating whether to submit a further application for soft tissue repair and vitiligo indications.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2022 filed with the SEC on February 23, 2023 (United States) and the Australian Securities Exchange ("ASX") on February 24, 2023 (Australia) (the “Annual Report").

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

Reclassification of prior year presentation

Certain prior year amounts within Other current liabilities have been reclassified to Current non-qualified deferred compensation liability, in the Consolidated Balance Sheets for consistency with current period presentation. These reclassifications had no effect on the reported results of operations or financial position.

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

Foreign Currency Translation and Foreign Currency Transactions

The financial position and results of operations of the Company’s operating non-U.S. subsidiaries are generally determined using the respective local currency as the functional currency of that subsidiary. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive gain (loss) in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in general and administrative expenses and were a gain of $11,000 and loss of $22,000 for the three-months ended March 31, 2023 and 2022, respectively.

The Company’s non-operating subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period and nonmonetary assets and liabilities at historical rates. Gains and losses resulting from these remeasurements and foreign currency transactions are included in general and administrative expenses. During the three-months ended March 31, 2023 and 2022, the Company recorded a loss of $9,000 and $15,000, respectively.

Comprehensive Loss

The components of comprehensive loss consist of net loss, foreign currency translation adjustments from its subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses in investments available for sale. The Company did not have reclassifications from other comprehensive loss to net loss during the three-months ended March 31, 2023 and 2022.

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

The Company’s revenue consists primarily of the sale of the RECELL System to hospitals or other treatment centers and to BARDA (collectively, “customers”), predominately in the United States. The Company evaluated the BARDA contract and concluded that a portion of the arrangement, such as the procurement of the RECELL system and the emergency preparedness, represents a transaction with a customer and as such are in the scope of ASC 606. Amounts received from BARDA for the research and development of the Company’s product are classified as BARDA income in the Consolidated Statements of Operations and are accounted for under IAS 20 by analogy. For further details refer to BARDA Income and Receivables below.

Revenues for commercial customers (hospitals, treatment centers and COSMOTEC) are recognized as control of the product is transferred to customers, at an amount that reflects the consideration expected to be received in exchange for the product. Revenues are recognized net of volume discounts. As such, revenue is recognized only to the extent a significant reversal of revenues is not expected to occur in subsequent periods. For the Company’s contracts that have an original duration of one year or less, the Company elected the practical expedient applicable to such contracts and does not consider the time value of money. Further, because of the short duration of these contracts, the Company has not disclosed the transaction price for the remaining performance obligations as of each reporting period or when the Company expects to recognize this revenue. The Company has further applied the practical expedient to exclude sales tax in the transaction price and expense contract fulfillment costs such as commissions and shipping and handling expenses as incurred.

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

The Company’s performance obligations are either satisfied at a point in time or over time as services are provided. The product procurement performance obligation is satisfied at a point in time, upon transfer of control of the product. As such, the related revenue for these performance obligations is recognized at a point in time as revenue within the Company’s Consolidated Statement of Operations. In addition to guidance under ASC 606, the Company recognizes revenue from the sales of RECELL product to BARDA for placement into vaccine stockpiles in accordance with SEC Interpretation, Commission Guidance regarding Accounting for Sale of Vaccines and BioTerror Countermeasures to the Federal Government for Placement into the Pediatric Vaccine Stockpile or the Strategic National Stockpile (SNS). Under this guidance, revenue is recognized when product is placed in the BARDA vendor-managed inventory as control of the product has been transferred to the customer at the time of delivery to the VMI. RECELL units that have been delivered to BARDA have a product replacement obligation at no cost to BARDA due to the product’s limited shelf-life. The estimated cost of the expired inventory over the term of the contract is recognized on a per unit basis at the time of delivery. The liability is released upon replacement of the product along with a corresponding reduction to inventory. The emergency preparedness services performance obligation is satisfied over time. Revenue for the emergency deployment will be recognized on a straight-line basis during the term of the contract as services are consumed over time. Services recognized are included in Revenues within the Consolidated Statements of Operations. Contract costs to fulfill the performance obligations are incremental and expected to be recovered are capitalized and amortized on a straight-line basis over the term of the contract. Contract costs are included in Prepaids and other current assets in the Consolidated Balance Sheets. For further details refer to Note 6.

Contract Liabilities

The Company receives payments from customers based on contractual terms. Trade receivables are recorded when the right to consideration becomes unconditional. The Company satisfies its performance obligation on product sales when the products are shipped or delivered, depending on the terms of the sale. Payment terms on invoiced amounts are typically 30-90 days, and do not include a financing component. Contract liabilities are recorded when the Company receives payment prior to satisfying its obligation to transfer goods to a customer. For further details refer to Note 6.

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

Cash and Cash Equivalents

Cash and Cash Equivalents consists of cash held at deposit institutions and cash equivalents. Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less from the date of purchase and consist primarily of money market funds. The Company holds cash at deposit institutions in the amount of $3.3 million and $4.1 million, of which $829,000 and $737,000 is denominated in foreign currencies in foreign institutions as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, the Company held cash equivalents in the amount of $24.8 million and $14.1 million, respectively.

Silicon Valley Bank Failure

On March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the Federal Deposit Insurance Corporation ("FDIC"). The Company's cash deposits were in excess of federally insured limits with Silicon Valley Bank as of March 10, 2023. However, on March 12, 2023, the federal government announced they will back all customer deposits at Silicon Valley Bank. The Company did not encounter any loss of cash or assets as a result of the bank failure. Subsequent to the bank failure, the Company established a commercial banking relationship with Bank of America. Cash equivalents and marketable securities were held by US Bank and were not impacted by the collapse of Silicon Valley Bank.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, trade receivables, BARDA receivables and other receivables. As of March 31, 2023 and December 31, 2022, substantially all of the Company’s cash was deposited in accounts at financial institutions, and amounts may exceed federally insured limits and subject to the risk of bank failure.

As of March 31, 2023 no single commercial customer accounted for more than 10% of net accounts receivable. As of December 31, 2022, one commercial customer accounted for more than 10% of total net accounts receivable. For the three-months ended March 31, 2023 and 2022, no single customer accounted for more than 10% of revenues. BARDA revenue for emergency deployment accounted for approximately 1% and 1% of total revenues for the three-months ended March 31, 2023 and 2022, respectively. BARDA receivables for emergency preparedness services accounted for 3% and 2% of total BARDA receivables as of March 31, 2023 and December 31, 2022, respectively. See table below for breakdown of BARDA receivables (in thousands).

	As of
	March 31, 2023	December 31, 2022
BARDA procurement and emergency preparedness services	$16	$16
BARDA expense reimbursements	500	882
Total	$516	$898

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

All marketable securities, which consist of corporate debt securities, U.S government agency obligations, U.S treasury and commercial paper are denominated in U.S. dollars, have been classified as “available for sale”, and are carried at fair value. Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive income (loss) and reported as a separate component of stockholders equity until realized. Realized gains and losses on marketable securities are included in Other income in the accompanying Consolidated Statements of Operations. The cost of any marketable securities sold is based on the specific identification method. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest on marketable securities is included in other income. In accordance with the Company’s investment policy, management invests to diversify credit risk and only invests in securities with high credit quality, including U.S. government securities, and the maximum final maturity from the date of purchase is thirty-seven months.

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

BARDA Income and Receivables

The Company was awarded the Biomedical Advance Research and Development Authority ("BARDA") grant in September 2015. Under this grant BARDA supports the Company’s research and development for the Company’s product, including the ongoing U.S. clinical regulatory program targeted towards FDA PMA, our compassionate use program, clinical and health economics research, and U.S. pediatric burn programs. Currently, the BARDA contract is supporting the Company's clinical trial in soft-tissue reconstruction.

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

Non-Qualified Deferred Compensation Plan Liability and Corporate-Owned Life Insurance Asset

The Company’s non-qualified deferred compensation plan (the "NQDC plan"), which became effective in October 2021, allows highly compensated key employees to elect to defer a portion of their salary, bonus and restricted stock unit ("RSU") awards to later years. Management determined that the cash deferrals under the NQDC plan shall be accounted for similarly to a defined benefit plan under ASC 715, Compensation – Retirement Benefits, and should follow accounting treatment that is similar to a cash balance plan. Management determined that the employee portion and employer portion of the deferred compensation should be recognized as a compensation expense with a corresponding credit to deferred compensation liability. The matching contribution will be accrued over the vesting period of two years with 25% vesting in the first year and 75% vesting in the second year. Employees aged 55 or older immediately vest in employer matching contributions. The change in the liability between each reporting period is accounted for as compensation expense with a corresponding adjustment to deferred compensation liability. Upon distribution, the Company will record the distribution as a decrease to compensation liability with a corresponding credit to cash. The Company funds the NQDC plan through a Corporate-Owned Life Insurance (“COLI”). Per the ASC 325-30-25-1A, Investments – Other, COLI is recorded as an asset in on the Consolidated Balance Sheets as it does not meet the definition of a plan asset under ASC 715. The Company invests in COLI policies relating to its deferred compensation plan. Investments in COLI policies are recorded at their cash surrender values as of each balance sheet date. Changes in the cash surrender value during the period are recorded as a gain or loss in the statements of operations in Other income.

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

For common stock that have not been diversified, the employer stock held in the rabbi trust is classified in a manner similar to treasury stock and presented separately on the Consolidated Balance Sheets as Company common stock held by the non-qualified deferred compensation plan. Common stock will be recorded at fair value of the stock at the time it vested, subsequent changes in the value of the common stock will not be recognized. The deferred compensation obligation is measured independently at fair value of the common stock with a corresponding charge or credit to compensation cost. The fair value is calculated as the product of the common stock and the closing price of the stock each reporting period.

Under plan type D, the accounting for the assets held by the rabbi trust are subject to the accounting pronouncements under applicable U.S. GAAP for each asset type. As diversified common stock will be invested in mutual funds, assets held by the rabbi trust will be subject to accounting in ASC 321 - Investments - Equity Securities. The deferred compensation obligation is measured independently at fair value of the underlying assets. As of March 31, 2023, none of the deferred common stock has been diversified.

Non-Qualified Deferred Compensation Stock Awards

In accordance with ASC 718, Compensation — Stock Compensation, the deferred RSU awards under the NQDC plan are classified as an equity instrument and changes in fair value of the amount owed to the participant are not recognized. As the plan permits diversification, presentation outside of permanent equity in accordance with ASR 268, Redeemable Preferred Stock is appropriate. The redemption amounts are based on the vested percentage and are recorded outside of equity as Non-qualified deferred compensation share awards on the Consolidated Balance Sheets. Deferred awards will be presented outside of permanent equity until the awards are vested. For further details refer to Note 18.

3. Accounting Standards Update

Recent Accounting Pronouncements Not Yet Adopted

All newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

4. Marketable Securities

The following table summarizes the amortized cost and estimated fair values of debt securities available for sale:

	As of March 31, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
(in thousands)
Cash equivalents:
Money market funds	$24,797	$-	$-	$24,797
Current marketable securities:
U.S. Treasury securities	$32,407	$3	$(174)	$32,236
Commercial paper	9,338	-	-	9,338
Corporate debt securities	2,168	-	(14)	2,154
U.S. Government agency obligations	1,672	1	-	1,673
Total current marketable securities	$45,585	$4	$(188)	$45,401
Long-term marketable securities:
Asset backed securities	$3,212	$4	$(5)	$3,211
U.S. Treasury securities	978	-	-	978
Total long-term marketable securities	$4,190	$4	$(5)	$4,189

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
(in thousands)
Cash equivalents:
Money market funds	$14,089	$-	$-	$14,089
Current marketable securities:
U.S. Treasury securities	$43,092	$1	$(393)	$42,700
Commercial paper	12,743	-	-	12,743
Corporate debt securities	3,865	-	(23)	3,842
U.S. Government agency obligations	1,901	-	(8)	1,893
Total current marketable securities	$61,601	$1	$(424)	$61,178
Long-term marketable securities:
Asset backed securities	$3,568	$7	$(3)	$3,572
U.S. Treasury securities	2,416	-	(6)	2,410
U.S Government agency obligations	949	-	(1)	948
Total long-term marketable securities	$6,933	$7	$(10)	$6,930

The maturities of debt securities available for sale are summarized in the following table using contractual maturities. Actual maturities may differ from contractual maturities due to obligations that are called or prepaid.

	As of March 31, 2023		As of December 31, 2022
(in thousands)	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Due in one year or less	$45,585	$45,401	$61,601	$61,178
Due after one year through three years	$4,190	$4,189	$6,933	$6,930

Gross unrealized gains and losses on the Company’s marketable securities were an unrealized gain of $8,000 and an unrealized loss of $193,000 as of March 31, 2023, which resulted in a net unrealized loss of $185,000. Gross unrealized gains and losses on the Company’s marketable securities were an unrealized gain of $8,000 and an unrealized loss of $434,000 as of December 31, 2022 which resulted in a net unrealized loss of $426,000. As of March 31, 2023, and December 31, 2022, the Company did not recognize credit losses. The Company has accrued interest income of $134,000 and $168,000 as of March 31, 2023, and December 31, 2022, respectively, recorded in prepaids and other current assets.

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

Level 3: Inputs are unobservable inputs for the asset or liability.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	As of March 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$24,797	$-	$-	$24,797
Current marketable securities:
U.S. Treasury securities	$-	$32,236	$-	$32,236
Commercial paper	-	9,338	-	9,338
Corporate debt securities	-	2,154	-	2,154
U.S. Government agency obligations	-	1,673	-	1,673
Total current marketable securities	$-	$45,401	$-	$45,401
Long-term marketable securities:
Asset backed securities	$-	$3,211	$-	$3,211
U.S. Treasury securities	-	978	-	978
Total long-term marketable securities	$-	$4,189	$-	$4,189
Total marketable securities and cash equivalents	$24,797	$49,590	$-	$74,387

	As of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$14,089	$-	$-	$14,089
Current marketable securities:
U.S. Treasury securities	-	42,700	-	42,700
Commercial paper	-	12,743	-	12,743
Corporate debt securities	-	3,842	-	3,842
U.S. Government agency obligations	-	1,893	-	1,893
Total current marketable securities	$-	$61,178	$-	$61,178
Long-term marketable securities:
Asset backed securities	$-	$3,572	$-	$3,572
U.S. Treasury securities	-	2,410	-	2,410
U.S. Government agency obligations	-	948	-	948
Total long-term marketable securities	$-	$6,930	$-	$6,930
Total marketable securities and cash equivalents	$14,089	$68,108	$-	$82,197

The Company’s Level 1 assets include money market instruments and are valued based upon observable market prices. Level 2 assets consist of commercial paper, U.S Government agency obligations, corporate debt securities, asset backed securities and U.S Treasury securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. As of March 31, 2023 and December 31, 2022, the Company had no investments that were measured using unobservable (Level 3) inputs. There were no transfers between fair value measurement levels as of March 31, 2023 or December 31, 2022.

6. Revenues

Revenues

The Company’s revenue consists of sale of the RECELL System to hospitals, treatment centers and COSMOTEC (“commercial customers”) and to BARDA (collectively “customers”), predominately in the United States. In addition, the Company records service revenue for the emergency preparedness services provided to BARDA.

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

For the contract with BARDA, the Company identified two performance obligations (i) the procurement of 5,614 RECELL units; and (ii) emergency preparedness services. The Company’s performance obligations are either satisfied at a point in time or over time as services are provided. The product procurement performance obligation is satisfied at a point in time, upon transfer of control of the product. RECELL units that have been delivered to BARDA have a product replacement obligation at no cost to BARDA due to the product’s limited shelf-life. The estimated cost of the expired inventory over the term of the contract is recognized on a per unit basis at the time of delivery. The liability is released upon replacement of the product along with a corresponding reduction to inventory. The Company has estimated deferred cost of approximately $130,000 and $194,000 as of March 31, 2023 and December 31, 2022, respectively, for the rotation cost of the product and are included Other current liabilities in the Consolidated Balance Sheets. The emergency preparedness services performance obligation is satisfied over time. Revenue for the emergency deployment will be recognized on a straight-line basis during the term of the contract as services are consumed over time. Services recognized for the three-months ended March 31, 2023 and 2022 were $92,000 and $93,000, respectively, and are included in Revenues within the Consolidated Statements of Operations. Contract costs to fulfill the performance obligation that are incremental and are expected to be recovered are capitalized and amortized on a straight-line basis over the term of the contract. As of March 31, 2023 and December 31, 2022 contract costs of $189,000 and $252,000 are included in Prepaids and other current assets in the Consolidated Balance Sheets.

Remaining Performance Obligations

Revenues from remaining performance obligations are calculated as the dollar value of the remaining performance obligations on executed contracts. The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) pursuant to the Company’s existing customer agreements is $617,000 and $698,000 as of March 31, 2023 and December 31, 2022, respectively. Approximately $201,000 and $274,000 as of March 31, 2023 and December 31, 2022, respectively, of the total balance, relates to our July 2020 contract with BARDA for the purchase, delivery and storage of RECELL Systems for emergency response preparedness for a period of three years. The Company expects to recognize this amount as services are provided to BARDA. We are contracted to manage this inventory of product until the federal government requests shipment or at contract termination on December 31, 2023. The remaining balance of $416,000 and $424,000 as of March 31, 2023 and December 31, 2022, respectively, the Company expects to recognize as revenue on a straight-line basis over the term of the contract with COSMOTEC.

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

Contract Assets and Contract Liabilities

Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance for which the Company does not have the right to payment. As of the period ended March 31, 2023 and December 31, 2022, the Company does not have any contract assets.

Contract liabilities are recorded when the Company receives payment prior to satisfying its obligation to transfer goods to a customer. The Company had $617,000 and $698,000 of contract liabilities as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022 a total of $235,000 and $0, respectively, was included in Other current liabilities and $382,000 and $698,000, respectively in Contract liabilities in the Consolidated Balance Sheets.

The balance relates to the unsatisfied performance obligation for emergency preparedness under the BARDA contract and COSMOTEC. The performance obligation will be satisfied, and revenue will be recognized over time over the term of the contract. For the three-months ended March 31, 2023 and 2022, the Company recognized $92,000 and $93,000 of revenue from BARDA and $8,400 and $0 from COSMOTEC of the amounts included in the beginning balance of contract liabilities.

Cost to Obtain and Fulfill a Contract

Commercial contract fulfillment costs include commissions and shipping expenses. The Company has opted to immediately expense the incremental cost of obtaining a contract when the underlying related asset would have been amortized over one year or less. The Company generally does not incur costs to obtain new contracts.

BARDA Contract Costs

Cost to fulfill the BARDA emergency preparedness performance obligation, which primarily consist of billed costs to BARDA incurred in connection with the emergency deployment services, are incremental and expected to be recovered. Costs are capitalized and amortized on a straight-line basis over the term of the contract. As of March 31, 2023, and December 31, 2022, the Company had $189,000 and $252,000 of contracts costs included in Prepaids and other current assets in the Consolidated Balance Sheets. Amortization expense related to deferred contract costs were $85,000 and $85,000, during the three-months ended March 31, 2023, and 2022, respectively, and are classified as Cost of sales on the accompanying Consolidated Statements of Operations. There was no impairment loss in relation to deferred contract costs during the three-months ended March 31, 2023, and 2022.

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and by customer type. As noted in the segment footnote, the Company’s business consists of one reporting segment. A reconciliation of disaggregated revenue by geographical region and customer type is provided in Segment Note 12.

7. Leases

During February 2023, the Company remeasured the lease liability for an office lease due to a change in the lease term. As a result of the remeasurement of the lease liability, there was an increase of approximately $1.1 million, to the operating lease ROU assets and operating lease liabilities. There was no impact on earnings as a result of the lease modification.

The following table sets forth the Company’s operating lease expenses which are included in General and administrative expenses in the Consolidated Statements of Operations (in thousands):

	Three-Months Ended
	March 31, 2023	March 31, 2022
Operating lease cost	$198	$194
Variable lease cost	13	13
Total lease cost	$211	$207

Supplemental cash flow information related to operating leases for the three-months ended March 31, 2023 and 2022 was as follows (in thousands):

	Three-Months Ended
	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$205	$198

Supplemental balance sheet information, as of March 31, 2023 and December 31, 2022 related to operating leases was as follows (in thousands, except for Operating lease weighted average remaining lease term and operating lease weighted average discount rate):

	As of
	March 31, 2023	December 31, 2022
Reported as:
Operating lease right-of-use assets	$1,815	$851
Total right-of-use assets	$1,815	$851
Other current liabilities:
Operating lease liabilities, short-term	$638	$612
Operating lease liabilities, long term	1,235	306
Total operating lease liabilities	$1,873	$918
Operating lease weighted average remaining lease term (years)	2.93	1.44
Operating lease weighted average discount rate	7.91%	6.71%

As of March 31, 2023, maturities of the Company’s operating lease liabilities are as follows (in thousands):

Operating Leases
Remainder of 2023	$550
2024	741
2025	441
2026	377
Total lease payments	2,109
Less imputed interest	(236)
Total operating lease liabilities	$1,873

As of March 31, 2023, there were no leases entered into that had not yet commenced.

8. Inventory

The composition of inventory is as follows (in thousands):

	As of
	March 31, 2023	December 31, 2022
Raw materials	$1,360	$1,131
Work in process	620	384
Finished goods	831	610
Total inventory	$2,811	$2,125

The Company has reduced the carrying value of its inventories to reflect the lower of cost or net realizable value. Charges for estimated excess and obsolescence are recorded in Cost of sales in the Consolidated Statements of Operations and were $67,000 and $97,000, for the three-months ended March 31, 2023 and 2022, respectively.

9. Intangible Assets

The composition of intangible assets, net is as follows (in thousands):

		As of March 31, 2023			As of December 31, 2022
	Weighted Average Life	Gross Amount	Accumulated Amortization	Net Carry Amount	Gross Amount	Accumulated Amortization	Net Carry Amount
Patent 1	3	$17	$(16)	$1	$17	$(16)	$1
Patent 2	13	138	(31)	107	137	(28)	109
Patent 3	14	195	(43)	152	194	(39)	155
Patent 5	19	92	(8)	84	89	(6)	83
Patent 6	20	43	(4)	39	43	(4)	39
Patent 7	13	2	-	2	2	-	2
Patent 8	19	13	-	13	13	-	13
Patent 10	19	3	-	3	3	-	3
Patent 11	19	6	-	6	6	-	6
Trademarks	Indefinite	54	-	54	54	-	54
Total intangible assets		$563	$(102)	$461	$558	$(93)	$465

During the three-months ended March 31, 2023 and 2022, the Company did not identify any events or changes in circumstances that indicated that the carrying value of its intangibles may not be recoverable. As such, there was no impairment of intangibles assets recognized for the three-months ended March 31, 2023 and 2022. Amortization expense of intangibles included in the Consolidated Statements of Operations was $9,000 and $34,000 for the three-months ended March 31, 2023 and 2022, respectively.

The Company expects the future amortization of amortizable intangible assets held at March 31, 2023 to be as follows (in thousands):

Estimated Amortization Expense
Remainder of 2023	$26
2024	34
2025	33
2026	33
2027	33
2028	33
Thereafter	215
Total	$407

10. Plant and Equipment

The composition of property, plant and equipment, net is as follows (in thousands):

		As of
	Useful Lives	March 31, 2023	December 31, 2022
Computer equipment	3 years	$863	$755
Computer software	3 years	871	871
Construction in progress		367	258
Furniture and fixtures	7 years	459	439
Laboratory equipment	5 years	665	643
Leasehold improvements	Lesser of life or lease term	257	257
RECELL Moulds	5 years	129	129
Less: accumulated amortization and depreciation		(2,278)	(2,152)
Total plant and equipment, net		$1,333	$1,200

Depreciation expense related to plant and equipment for the three-months ended March 31, 2023 and 2022 was $126,000 and $129,000, respectively.

11. Other Current and Long-Term Assets and Liabilities

Prepaids and other current assets consisted of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Prepaid expenses	$1,116	$921
Lease deposits	13	110
Accrued investment income	134	168
BARDA contract costs	189	252
Other receivables	29	127
Total prepaids and other current assets	$1,481	$1,578

Prepaid expenses primarily consist of prepaid benefits and insurance.

Other long-term assets consisted of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Long-term lease deposits	$120	$25
Long-term prepaids	110	97
Total other long-term assets	$230	$122

Other current liabilities consisted of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Operating lease liability	$638	$612
BARDA deferred costs	130	194
BARDA deferred revenue	235	-
Other current liabilities	926	184
Total other current liabilities	$1,929	$990

12. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. Long-lived assets are primarily located in the United States as of March 31, 2023, and December 31, 2022 with an insignificant amount located in Australia and the United Kingdom.

Revenue by region for the three-months ended March 31, 2023, and 2022 were as follows (in thousands):

	Three-Months Ended
	March 31, 2023	March 31, 2022
Revenue:
United States	$9,425	$7,398
Foreign:
Japan	1,021	-
Australia	62	87
United Kingdom	42	54
Total	$10,550	$7,539

Revenue and cost of sales by customer type for the three-months ended March 31, 2023, and 2022 were as follows (in thousands):

	Three-Months Ended
	March 31, 2023	March 31, 2022
Revenue:
Commercial sales	$10,458	$7,446
BARDA:
Services for emergency preparedness	92	93
Total	$10,550	$7,539

	Three-Months Ended
	March 31, 2023	March 31, 2022
Cost of sales
Commercial cost	$1,616	$1,705
BARDA:
Product cost	(34)	(12)
Emergency preparedness service cost	85	85
Total	$1,667	$1,778

13. Contingencies

The Company is subject to certain contingencies arising in the ordinary course of business. The Company records accruals for these contingencies to the extent that a loss is both probable and reasonably estimable. If some amount within a range of loss appears to be a better estimate than any other amount within the range, that amount is accrued. Alternatively, when no amount within a range of loss appears to be a better estimate than any other amount, the lowest amount in the range is accrued. The Company expenses legal costs associated with loss contingencies as incurred. As of March 31, 2023 and December 31, 2022, the Company did not have any outstanding or threatened litigation that would have a material impact on the financial statements.

14. Common and Preferred Stock

The Company’s CHESS Depositary Interests (“CDIs”) are quoted on the ASX under the ticker code, “AVH”. The Company’s shares of common stock are quoted on the Nasdaq Capital Market (“Nasdaq”) under the ticker code, “RCEL”. One share of common stock on Nasdaq is equivalent to five CDIs on the ASX.

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. As of March 31, 2023, and December 31, 2022, 25,327,761 and 25,208,436 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding during any period.

15. Stock-Based Payment Plans

Overview of Employee Stock-Based Compensation Plans

Our former parent company, AVITA Medical Pty Limited, adopted the Employee Share Plan and the Incentive Option Plan (collectively, the “2016 Plans”). Upon completion of the redomiciliation of AVITA Medical from Australia to the United States (“Redomiciliation”), the 2016 Plans were terminated with respect to future grants and accordingly, there are no more shares available to be issued under the 2016 Plans. In addition, upon completion of the Redomiciliation, the Company had an implicit consolidation or reverse stock split of 100:1 and all share information presented below in relation to the 2016 Plans has been presented on a reverse stock split basis. During November 2020, the Company, pursuant to Rule 416 under the Securities Act of 1933, filed a registration statement on Form S-8 to register a total of 1,750,000 shares of common stock which may be issued pursuant to the terms of the Company’s 2020 Omnibus Incentive Plan (“2020 Plan”). On December 22, 2021, the Company’s stockholders approved the issuance of options and awards to the Board of Directors and the Company's former CEO ("Former CEO") in accordance with ASX rules. These awards are subject to the vesting and performance conditions as denoted in the individual agreements. On December 12, 2022, the Company's stockholders approved the issuance of options and awards to the Board of Directors and the CEO in accordance with ASX rules. These awards are subject to vesting conditions as denoted in the individual agreements.

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

The contractual term of stock option awards granted under the 2020 Plan is ten years from the grant date. Unless otherwise specified, the vesting periods of awards granted under the 2020 Plan are: (i) vest over a four-year period in four equal installments, 25% at the end of each year from the date of grant, and /or (ii) subject to other performance criteria and hurdles, as determined by the Compensation Committee.

Stock-Based Payment Expenses

Stock-based payment transactions are recognized as compensation expense based on the fair value of the instrument on the date of grant. The Company uses the graded-vesting method to recognize compensation expense. Compensation cost is reduced for forfeitures as they occur in accordance with ASU 2016-09, simplifying the Accounting for Share-Based Payment ("ASU 2016-09"). During the three-months ended March 31, 2023, and 2022, the Company recorded stock-based compensation expense of $2.6 million, and $2.9 million, respectively. No income tax benefit was recognized in the Consolidated Statements of Operations for stock-based payment arrangements for the three-months ended March 31, 2023, and 2022.

The Company has included stock-based compensation expense as part of operating expenses in the accompanying Consolidated Statements of Operations as follows:

	Three-Months Ended
(In thousands)	March 31, 2023	March 31, 2022
Sales and marketing expenses	$325	$329
General and administrative expenses	2,090	2,327
Research and development expenses	225	276
Total	$2,640	$2,932

A summary of share option activity as of March 31, 2023, and changes during the period ended is presented below:

	Service Only Share Options	Performance Based Share Options	Total Share Options
Outstanding shares at December 31, 2022	1,724,252	511,194	2,235,446
Granted	40,300	-	40,300
Exercised	(31,675)	-	(31,675)
Expired	(1,725)	-	(1,725)
Forfeited	(23,850)	-	(23,850)
Outstanding shares at March 31, 2023	1,707,302	511,194	2,218,496
Exercisable at March 31, 2023	781,050	477,052	1,258,102

Restricted Stock Units

Restricted stock units (“RSUs”) are granted to executives as part of their long-term incentive compensation. RSUs granted as a result of stockholder approval at the December 22, 2021 Annual Meeting of Stockholders and December 14, 2022 Annual Meeting of Stockholders arise out of contracts between the Company and the holders of such securities. These RSU awards were approved by the Compensation Committee. All RSU awards vest in accordance with the tenure or performance conditions as determined by the Compensation Committee and set out in the contracts between the Company and the holders of such securities. The grant date fair value is determined based on the price of the Company stock price on the date of grant (stock price determined on Nasdaq).

A summary of the status of the Company’s unvested RSUs as of March 31, 2023, and changes that occurred during the year is presented below:

Unvested Shares	Tenure-Based RSUs	Performance Condition RSUs	Total RSUs
Unvested RSUs outstanding at December 31, 2022	394,872	65,646	460,518
Granted	-	-	-
Vested	(71,900)	(15,750)	(87,650)
Forfeited	(1,500)	-	(1,500)
Unvested RSUs outstanding at March 31, 2023	321,472	49,896	371,368

2021 Annual Meeting Awards

Awards to the Board of Directors under the 2021 Annual Meeting Awards

The Board of Director awards that were granted in 2021 consist of an aggregate 68,600 options and RSUs as follows:

•
41,400 tenure-based options and RSUs (15,300 options and 26,100 RSUs) vesting 12 months from the grant date.
o
Includes 6,900 tenure-based options and RSUs (4,350 RSUs and 2,550 options) were granted to each of the six non-executive board members based on the vesting terms detailed above.
•
27,200 tenure-based options and RSUs (9,850 options and 17,350 RSUs) vesting on the first, second and third anniversary of the grant date in equal amounts (i.e. 1/3 of the RSUs and options will vest on each anniversary of the grant date, being on December 22 of each relevant year).

o
Includes 13,600 tenure-based options and RSUs (8,675 RSUs and 4,925 options) were granted to Jan Stern Reed and James Corbett as an initial grant in connection with their appointment to the Board of Directors.

2022 Annual Meeting Awards

Awards to the CEO under the 2022 Annual Meeting Awards

On December 12, 2022, the CEO was issued an aggregate 226,296 options with 25% of those options vesting annually commencing on September 28, 2023.

Awards to the Board of Directors under the 2022 Annual Meeting Awards

The Board of Director awards consist of an aggregate 71,936 options and RSUs (21,580 options and 50,356 RSUs) vesting 12 months from the grant date.

•
Includes 17,984 tenure-based options and RSUs (12,589 RSUs and 5,359 options) granted to each of the four non-executive board members based on the vesting terms detailed above.

16. Income Taxes

At December 31, 2022, the Company and its subsidiaries had net operating loss carryforwards for federal, state, United Kingdom, and Australian income tax purposes of $129.5 million, $83.5 million, $28.4 million and $36.0 million respectively. The net operating loss carryforwards may be subject to limitation regarding their utilization against taxable income in future periods due to “change of ownership” provisions of the Internal Revenue Code and similar state and foreign provisions. Of these carryforwards, $21.7 million will expire, if not utilized, between 2026 through 2038. The remaining carryforwards have no expiration. The Company is forecasting current year losses and has full valuation allowances against its deferred tax assets. Tax expense for the three-months ended March 31, 2023 and 2022 of $30,000 and $4,000, respectively, is related to state minimum taxes.

In assessing the recoverability of its deferred tax assets, the Company considers whether it is more likely than not that its deferred assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. The Company considers all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Based upon the weight of available evidence including the uncertainty regarding the Company’s ability to utilize certain net operating losses and tax credits in the future, the Company has established a valuation allowance against its net deferred tax assets of $56.5 million and $51.3 million as of December 31, 2022 and 2021, respectively. The deferred tax assets are primarily net operating loss carryforwards for which management has determined it is more likely than not that the deferred tax assets will not be realized.

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

The Company has not identified any uncertain tax positions as of March 31, 2023 or December 31, 2022.

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

17. Net Loss per Share

The following is a reconciliation of the basic and diluted loss per share computations:

	Three-Months Ended
	March 31, 2023	March 31, 2022
	(in thousands, except per share amounts)
Net Loss	$(9,220)	$(9,463)
Weighted-average common shares—outstanding, basic	25,202	24,938
Weighted-average common shares—outstanding, diluted	25,202	24,938
Net loss per common share, basic	$(0.37)	$(0.38)
Net loss per common share, diluted	$(0.37)	$(0.38)

The Company’s basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the relevant period. In accordance with ASC 710-10, 105,577 shares of common stock held by the rabbi trust are excluded from the denominator in the basic and diluted EPS calculations. For details on shares of common stock held by the rabbi trust refer to Note 18. For the purposes of the calculation of diluted net loss per share, options to purchase common stock, restricted stock units and unvested shares of common stock issued upon the early exercise of stock options have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. Because the Company has reported a net loss for the three -months ended March 31, 2023, and 2022, diluted net loss per common share is the same as the basic net loss per share for those periods.

18. Retirement Plans

The Company offers a 401(k) retirement savings plan (the “401(k) Plan”) for its employees, including its executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code of 1986, as amended, allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. The Company matches contributions to the 401(k) Plan based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. The Company will match up to 6% of an employee’s compensation that the employee contributes to his or her 401(k) Plan account up to the maximum allowable. Total Company's matching contributions to the 401(k) Plan were $423,000 and $233,000 in the three-months ended March 31, 2023 and 2022, respectively.

Non-Qualified Deferred Compensation Plan

The Company’s NQDC plan, which became effective on October 2021, allows for eligible management and highly compensated key employees to elect to defer a portion of their salary, bonus and RSU awards to later years. Cash deferrals are immediately vested and are subject to investment risk and a risk of forfeiture under certain circumstances. RSU deferrals are subject to the vesting conditions of the award. Once RSUs vest, subject to a six-month and one day holding period, employees are allowed to diversify the common stock into other investment options offered by the plan. For cash deferrals, the Company matches 4% to 6% (depending on level) of employee contributions. These matching employer contributions are vested over a two-year period with 25% vesting on year one and 75% vesting on year two for employees under 55 years of age. Employer contributions for employees over 55 years of age are immediately vested. Employer contributions to the NQDC plan were $42,000 and $84,000 for the three-months ended March 31, 2023 and 2022, respectively. The Company’s deferred compensation plan liability was $3.3 million and $1.3 million as of March 31, 2023 and December 31, 2022, respectively. These amounts are split between current and long term on the Consolidated Balance Sheets. As of March 31, 2023, $2.1 million is included in Current non-qualified deferred compensation liability and $1.2 million in Non-qualified deferred compensation liability. As of December 31, 2022, $78,000 is included in Current non-qualified deferred compensation liability and $1.3 million in Non-qualified deferred compensation liability.

The fair values of the Company’s deferred compensation plan assets and liability are included in the table below. For additional information on the fair value hierarchy and the inputs used to measure fair value, see Note 5, Fair Value Measurements.

	Fair Value as of March 31, 2023				Fair Value as of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Corporate-owned life insurance policies (1)	$-	$1,833	$-	$1,833	$-	$1,238	$-	$1,238
Non-qualified deferred compensation plan liability	-	3,305	-	3,305	-	1,348	-	1,348

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

Rabbi Trust

During April 2022, we established a rabbi trust to hold the assets of the NQDC plan. The rabbi trust holds the COLI asset and the common stock from deferred RSU awards that have vested. The NQDC permits diversification of fully vested shares into other equity securities subject to a six month and one day holding period. In accordance with ASR 268, Redeemable Preferred Stock, and ASC 718, Compensation — Stock Compensation, prior to vesting, the deferred share awards are classified as an equity instrument and changes in fair value of the amount owed to the participant are not recognized. The redemption amounts of the deferred awards are based on the vested percentage and are recorded outside of permanent equity as Non-qualified deferred compensation share awards on the Consolidated Balance Sheets. As of March 31, 2023, a total of 165,399 shares awards have been deferred, and during the quarter ended March 31, 2023, a total of 87,650 awards vested. As of December 31, 2022, a total of 253,048 share awards have been deferred, and during the quarter ended September 30, 2022, a total of 17,927 awards vested. Vested shares are converted to common stock and are reclassified to permanent equity. Common stock held in the rabbi trust is classified in a manner similar to treasury stock and presented separately on the Consolidated Balance Sheets as Common stock held by the NQDC plan. A total of 105,577 shares were vested at the redemption value of $892,000.

The following table summarizes the eligible share award activity as of March 31, 2023 and December 31, 2022 (in thousands):

	As of
(in thousands)	March 31, 2023	December 31, 2022
Non-qualified deferred compensation share awards:
Balance at inception/beginning of period	$557	$-
Change in classification of deferred compensation share awards	-	192
Stock-based compensation expense	443	471
Change in redemption value	558	21
Vesting of share awards held by NDQC	(765)	(127)
Ending Balance	$793	$557

19. Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements, except as noted below.

At-the-Market Offering

On April 14, 2023, the Company entered into an Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC, under which the Company may offer and sell, from time to time, up to 3,799,164 shares of its common stock. The Sales Agreement will terminate on the earlier of its termination by the parties pursuant to the terms of the Sales Agreement or the issuance and sale of all of the shares pursuant to the terms of the Sales Agreement. The Company has not made any sales under the Sales Agreement as of the date of this Quarterly Report on Form 10-Q.

New Office Lease

During May 2023, the Company executed new office space in Irvine, California. The lease is for a term of 60 months commencing, with an average monthly rent of approximately $25,000.

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

Our objective is to become the leading provider of regenerative medicine addressing unmet medical needs in burn injuries, trauma injuries, and in dermatological and aesthetics indications, such as vitiligo. To achieve this objective, we plan to:

•
Become the standard of care in the U.S. burns industry by increasing RECELL System penetration in burn centers and with burn physicians
•
Commercialize the RECELL System in the U.S. for use in soft tissue repair following approval of our pending PMA supplement, which was submitted to the FDA in December 2022. Following anticipated FDA approval for soft tissue repair, we plan to commence a full commercial launch in July 2023 with both inpatient and outpatient reimbursement in place
•
Commercialize the RECELL System in the U.S. for use in treatment of vitiligo following approval of our pending PMA application, which was submitted to the FDA in December 2022. Subsequent to anticipated FDA approval for vitiligo, we plan to commence a full commercial launch following the expected receipt of in-office reimbursement for the use of RECELL in the physician office setting, which we anticipate will occur by January 2025
•
Evaluate potential commercialization applications for the RECELL System related to skin rejuvenation and Epidermolysis Bullosa indications
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

Corporate History

The Company began as a laboratory spin-off in the Australian State of Western Australia. The Company's former parent company, Clinical Cell Culture (“C3”), was formed under the laws of the Commonwealth of Australia in December 1992 and changed its name to AVITA Medical Ltd in 2008 ("AVITA Australia"). AVITA Australia’s ordinary shares originally began trading in Australia on the Australian Securities Exchange (“ASX”) on August 9, 1993. AVITA Australia's American Depositary Shares (“ADSs”) traded over the counter on the OTCQX under the ticker symbol “AVMXY” from May 14, 2012, through September 30, 2019, and its ADSs began trading on the Nasdaq Capital Market on October 1, 2019, under the ticker symbol “RCEL”.

On June 29, 2020, AVITA Australia implemented a statutory scheme of arrangement under Australian law to effect a redomiciliation of AVITA Medical from Australia to the United States (the “Redomiciliation”). The Redomiciliation was approved by stockholders on June 15, 2020 and approved by the Federal Court of Australia on June 22, 2020. Pursuant to the Redomiciliation, all ordinary shares in AVITA Australia were exchanged for shares of common stock in the Company (AVITA Medical, Inc.). As a result, the Company became the sole stockholder of AVITA Australia.

The Company’s CHESS Depositary Interests (“CDIs”) are quoted on the ASX under AVITA Australia’s former ASX ticker code, “AVH”. The Company’s shares of common stock are quoted on Nasdaq under AVITA Australia's former Nasdaq ticker code, “RCEL”. One share of common stock on Nasdaq is equivalent to five CDIs on the ASX.

On November 8, 2021, the Company changed its fiscal year-end from June 30th to December 31st. The decision to change the fiscal year-end to a calendar year end was to align our reporting cycle more closely with how we manage our business.

Results of Operations for the three-months ended March 31, 2023 compared to the three-months ended March 31, 2022.

The table below summarizes the results of our continuing operations for each of the periods presented (in thousands).

	Three-Months Ended		$	%
Statement of Operations Data:	March 31, 2023	March 31, 2022	Change	Change
Revenues	$10,550	$7,539	3,011	40%
Cost of sales	(1,667)	(1,778)	111	6%
Gross profit	8,883	5,761	3,122	54%
BARDA income	627	734	(107)	(15)%
Operating Expenses:
Sales and marketing expenses	(6,540)	(4,828)	(1,712)	(35)%
General and administrative expenses	(8,295)	(7,534)	(761)	(10)%
Research and development expenses	(4,586)	(3,620)	(966)	(27)%
Total operating expenses	(19,421)	(15,982)	(3,439)	(22)%
Operating loss	(9,911)	(9,487)	(424)	(4)%
Interest expense	(4)	-	(4)	(100)%
Other income	725	28	697	2489%
Loss before income taxes	(9,190)	(9,459)	269	3%
Provision for income tax	(30)	(4)	(26)	(650)%
Net loss	$(9,220)	$(9,463)	243	3%

Total net revenues increased by 40%, or $3.0 million, to $10.6 million, compared to $7.5 million in the corresponding period in the prior year. Our commercial revenue, which excludes BARDA revenue, was $10.5 million in the three-months ended March 31, 2023, an increase of $3.1 million, or 40%, compared to $7.4 million in the corresponding period in the prior year. The growth in commercial revenues was largely driven by deeper penetration within individual customer accounts along with the commencement of commercial sales with our partner COSMOTEC in Japan.

Gross profit margin increased by 8% to 84% compared to 76% in the corresponding period in the prior year. The increase in gross profit margin is largely driven by increased production and lower shipping costs.

BARDA income decreased by 15%, or $0.1 million, to $0.6 million, compared to $0.7 million for the corresponding period in the prior year. BARDA income consisted of funding from the Biomedical Advanced Research and Development Authority, under the Assistant Secretary for Preparedness and Response, within the U.S. Department of Health and Human Services, under ongoing USG Contract No. HHSO100201500028C. BARDA income decreased as reimbursed clinical trial expenditures decreased in the current period as soft tissue and pediatrics trial participants largely completed follow-up in 2022.

Total operating expenses increased by 22% or $3.4 million to $19.4 million, compared with $16.0 million in the corresponding period in the prior year.

Sales and marketing expenses increased by 35%, or $1.7 million, to $6.5 million, compared to $4.8 million incurred in the corresponding period in the prior year. Higher costs in the current year were primarily attributed to higher salaries and benefits and commissions. The increase in salaries and benefits were primarily a result for the preparation of the commercial launch of soft tissue in July 2023. Higher commissions were directly associated with the increase in revenues.

General and administrative expenses increased by 10%, or $0.8 million, to $8.3 million, compared to $7.5 million incurred in the same period in the prior year. The increase was attributable to deferred compensation expense, severance costs and higher professional fees, partially offset by lower stock-based compensation. Increased deferred compensation expense is driven by our deferred compensation liability which generally tracks the movements in the stock market. Severance costs in the current year were due to the termination of two former executive officers. Lower stock based compensation in the current year is due to the acceleration of expense for certain performance milestones being met in the prior year, partially offset by the current period acceleration related to the termination of the two former executive officers.

Research and development expenses increased by 27%, or $1.0 million, to $4.6 million, compared to $3.6 million incurred in the same period in the prior year. The increase was a result of ongoing development of the next generation RECELL GO for preparation of Spray-On Skin Cells and additional costs associated with the deployment of a team of Medical Science Liaisons ("MSLs"). Higher costs associated with RECELL GO are driven by the planned FDA submission in June 2023. The increase in costs for MSLs is in anticipation of our soft tissue launch in July 2023. The increase was partially offset by lower clinical trial expenses for vitiligo, soft tissue and pediatrics as trial participants largely completed follow-up in 2022 reducing the associated expenditure in the current period.

Liquidity and Capital Resources

Overview

We expect to utilize cash reserves until U.S. sales of our products reach a level sufficient to fund ongoing operations. AVITA Medical has historically funded its research and development activities, and more recently its substantial investment in sales and marketing activities, through raising capital by issuing securities, and it is expected that similar funding will be obtained to provide working capital if and when required. As of March 31, 2023, the Company had approximately $28.1 million in cash and cash equivalents and $49.6 million in marketable securities and believes it has sufficient cash reserves to fund operations for the next 12-months. If the Company is unable to raise capital in the future, the Company may need to curtail expenditures by scaling back certain research and development or other programs.

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

On April 14, 2023, the Company entered into a Sales Agreement with Cowen and Company, LLC pursuant to which the Company may sell from time-to-time up to 3,799,164 shares of its common stock (the “2023 ATM Program”). The Company has not made any sales under the 2023 ATM Program, but anticipates that any proceeds from sales under the 2023 ATM Program will be used for general corporate purposes including our product development pipeline and to pursue approvals of our products for additional indications, which may include licensing arrangements.

Given the above, we believe there is presently sufficient working capital to support our committed research and development programs and other activities over the next twelve months and the Company believes it has the ability to realize its assets and pay its liabilities and commitments in the normal course of business.

The following table summarizes our cash flows for the periods presented (in thousands):

	Three-Months Ended
(In Thousands)	March 31, 2023	March 31, 2022
Net cash used in operations	$(9,073)	$(9,370)
Net cash provided/(used) in investing activities	18,787	(22,601)
Net cash provided by financing activities	171	1
Effect of foreign exchange rate on cash and cash equivalents and restricted cash	1	(6)
Net increase/(decrease) in cash and cash equivalents and restricted cash	9,886	(31,976)
Cash and cash equivalents and restricted cash at beginning of year	18,164	55,712
Cash and cash equivalents and restricted cash at end of year	28,050	23,736

Net cash used in operating activities was $9.1 million and $9.4 million during the three-months ended March 31, 2023, and 2022, respectively. The decrease in net cash used in operations was primarily resulted from a decrease in net loss compared to the prior year.

Net cash provided by investing activities was $18.8 million and net cash used in investing was $22.6 million during the three-months ended March 31, 2023 and 2022, respectively. The increase in cash provided by investing activities is primarily attributable to our maturities of marketable securities, whereas in the prior year we purchased marketable securities.

Net cash provided by financing activities was $0.2 million and $1 thousand during the three-months ended March 31, 2023, and 2022, respectively. The increase in cash provided by financing activities is related to proceeds from the exercises of stock options.

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

For the three-months ended March 31, 2023, there were no dividends paid and we have no plans to commence the payment of dividends. We have no purchase commitments or long-term contractual obligations or purchase commitments, except for lease obligations as of March 31, 2023. Refer to Note 7 of our Consolidated Financial Statements for further details on our lease obligations. In addition, we have no off-balance sheet arrangements (as defined in the rules and regulations of the SEC) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We have no committed plans to issue further shares on the market but will continue to assess market conditions and the Company’s cash flow requirements to ensure the Company is appropriately funded in order to pursue its various opportunities.

There is no significant external borrowing at the reporting date. Neither the Company nor any of the subsidiaries are subject to externally imposed capital requirement.

Critical Accounting Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of March 31, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal year 2023 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1. LEGAL PROCEEDINGS

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial condition. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. RISK FACTORS

In addition to the risk factor set forth below and the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2022 (the “2022 Annual Report”). These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Except as disclosed below, there have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in our 2022 Annual Report.

The Company's cash, cash equivalents and marketable securities could be adversely affected by bank failures or other events affecting financial institutions and could adversely affect our liquidity and financial performance.

We regularly maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks, which exceed the FDIC insurance limits. We also maintain cash deposits in foreign banks where we operate, some of which are not insured or are only partially insured by the FDIC or other similar agencies. The failure or rumored failure of a bank, or events involving limited liquidity, defaults, non-performance, bankruptcy, receivership or other adverse developments in the financial or credit markets impacting financial institutions, may lead to disruptions in access to our bank deposits. These disruptions may adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or applicable foreign government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis. As such, those funds in bank deposit accounts in excess of the standard FDIC insurance limits are uninsured and subject to the risk of bank failure.

Currently, the Company has full access to all funds in deposit accounts or other money management arrangements. The failure of any bank in which the Company deposits its funds could reduce the amount of cash the Company has available for its operations or delay its ability to access such funds. In the event of such failure, the Company may experience delays or other issues in meeting its financial obligations, the Company’s ability to access its cash and cash equivalents may be threatened and could have a material adverse effect on the Company’s business and financial condition.

Future adverse developments with respect to specific financial institutions or the broader financial services industry may also lead to market-wide liquidity shortages.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

(a) The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibit No.	Description

2.1	Scheme Implementation Agreement (incorporated by reference to Exhibit 99.2 of the registrant’s Form 6-K filed on April 20, 2020)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K12B filed on June 30, 2020)

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the registrant’s Form 10-KT filed on February 28, 2022)

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 of the registrant’s Form 10-KT filed on February 28, 2022)

10.1	Engagement Letter dated March 15, 2023, between the registrant and Mr. Cary Vance (incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed on March 21, 2023) †

10.2	Executive Employment Agreement between the registrant and James Corbett dated September 26, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 10, 2022) †

10.3	Amendment One to Employment Agreement between the registrant and James Corbett, dated March 16, 2023 (incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed on March 22, 2023) †

10.4	Non-Qualified Deferred Compensation Plan†*

10.5	Lease agreement between URP X LLC and AVITA Medical, Inc. dated May 11, 2023*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32**	18 U.S.C. Section 1350 Certifications

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Management contract or compensation plan or arrangement

* Filed herewith

** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 11, 2023	AVITA MEDICAL, INC.

		By:	/s/ James Corbett
James Corbett
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Sean Ekins
Sean Ekins
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)