Form 10-Q
period 2023-06-30
AVITA Medical, Inc.
filed 2023-08-10
CIK 1762303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of August 2, 2023 was 25,478,301

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future revenues; solvency; future industry market conditions; future changes in our capacity and operations; future operating and overhead costs; intellectual property; regulatory and related approvals; the conduct or outcome of pre-clinical or clinical (human) studies; operational and management restructuring activities (including implementation of methodologies and changes in the board of directors); our ability to expand our sales organization to address effectively existing and new markets that we intend to target; future employment and contributions of personnel; tax and rising interest rates; productivity, business process, rationalization, investment, acquisition and acquisition integrations, consulting, operational, tax, financial and capital projects and initiatives; inflationary pressures on the U.S. and global economy; changes in the legal or regulatory environment; and future working capital, costs, revenues, business opportunities, cash flows, margins, earnings and growth. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

Board of Directors and Stockholders
AVITA Medical, Inc.

Results of review of interim financial statements

We have reviewed the accompanying Consolidated Balance Sheet of AVITA Medical, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2023 and the related Consolidated Statements of Operations, Comprehensive Loss, and Stockholders’ Equity for the three-month and six-month periods ended June 30, 2023 and 2022, Cash Flows for the six-month periods ended June 30, 2023 and 2022, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Consolidated Balance Sheet of the Company as of December 31, 2022, and the related Consolidated Statements of Operations, Comprehensive Loss, Stockholders’ Equity, and Cash Flows for the year then ended (not presented herein); and in our report dated February 23, 2023, we expressed an unqualified opinion on those Consolidated Financial Statements. In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

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

/s/ GRANT THORNTON LLP

Los Angeles, California
August 10, 2023

PART I – Financial Information

Item 1. FINANCIAL STATEMENTS

AVITA MEDICAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	As of
	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$37,485	$18,164
Marketable securities	28,562	61,178
Accounts receivable, net	5,754	3,515
BARDA receivables	442	898
Prepaids and other current assets	2,194	1,578
Inventory	3,058	2,125
Total current assets	77,495	87,458
Marketable securities long-term	2,754	6,930
Plant and equipment, net	1,598	1,200
Operating lease right-of-use assets	1,651	851
Corporate-owned life insurance asset	2,091	1,238
Intangible assets, net	456	465
Other long-term assets	285	122
Total assets	$86,330	$98,264
LIABILITIES, NON-QUALIFIED DEFERRED COMPENSATION PLAN SHARE AWARDS AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	3,837	3,002
Accrued wages and fringe benefits	6,200	6,623
Current non-qualified deferred compensation liability	2,572	78
Other current liabilities	1,201	990
Total current liabilities	13,810	10,693
Non-qualified deferred compensation liability	1,224	1,270
Contract liabilities	374	698
Operating lease liabilities, long term	1,047	306
Total liabilities	16,455	12,967
Non-qualified deferred compensation plan share awards	1,228	557
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, $0.0001 par value per share, 200,000,000 shares authorized, 25,447,615 and 25,208,436 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	3	3
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding at June 30, 2023 and December 31, 2022.	-	-
Company common stock held by the non-qualified deferred compensation plan ("NQDC Plan")	(892)	(127)
Additional paid-in capital	343,769	339,825
Accumulated other comprehensive income	7,959	7,627
Accumulated deficit	(282,192)	(262,588)
Total stockholders' equity	68,647	84,740
Total liabilities, non-qualified deferred compensation plan share awards and stockholders' equity	$86,330	$98,264

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA MEDICAL, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenues	$11,753	$8,335	$22,303	$15,874
Cost of sales	(2,204)	(1,386)	(3,871)	(3,164)
Gross profit	9,549	6,949	18,432	12,710
BARDA income	530	551	1,157	1,285
Operating expenses:
Sales and marketing expenses	(10,003)	(5,332)	(16,543)	(10,160)
General and administrative expenses	(6,165)	(5,471)	(14,460)	(13,005)
Research and development expenses	(5,076)	(3,059)	(9,662)	(6,679)
Total operating expenses	(21,244)	(13,862)	(40,665)	(29,844)
Operating loss	(11,165)	(6,362)	(21,076)	(15,849)
Interest expense	(7)	(4)	(11)	(4)
Other income	801	109	1,526	137
Loss before income taxes	(10,371)	(6,257)	(19,561)	(15,716)
Income tax expense	(13)	(4)	(43)	(8)
Net loss	$(10,384)	$(6,261)	$(19,604)	$(15,724)
Net loss per common share:
Basic and Diluted	$(0.41)	$(0.25)	$(0.78)	$(0.63)
Weighted-average common shares:
Basic and Diluted	25,239,723	24,971,243	25,221,009	24,954,712

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Net loss	$(10,384)	$(6,261)	$(19,604)	$(15,724)
Foreign currency translation gain/(loss)	1	(110)	(10)	(92)
Net unrealized gain/(loss) on marketable securities, net of tax	100	(135)	342	(432)
Comprehensive loss	$(10,283)	$(6,506)	$(19,272)	$(16,248)

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA MEDICAL, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except shares)

(Unaudited)

	Three-Months Ended June 30, 2023
	Common Stock
	Shares	Amount	Company common stock held by the NQDC Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at March 31, 2023	25,327,761	$3	$(892)	$342,400	$7,858	$(271,808)	$77,561
Net loss	-	-	-	-	-	(10,384)	(10,384)
Stock-based compensation	-	-	-	1,175	-	-	1,175
Exercise of stock options	114,854	-	-	661	-	-	661
Vesting of restricted stock units	5,000	-	-	-	-	-	-
Change in redemption value of share awards in NQDC plan	-	-	-	(467)	-	-	(467)
Other comprehensive gain	-	-	-	-	101	-	101
Balance at June 30, 2023	25,447,615	$3	$(892)	$343,769	$7,959	$(282,192)	$68,647

	Three-Months Ended June 30, 2022
	Common Stock
	Shares	Amount	Company common stock held by the NQDC Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at March 31, 2022	24,955,581	$3	$-	$335,417	$7,781	$(245,386)	$97,815
Net loss	-	-	-	-	-	(6,261)	(6,261)
Stock-based compensation	-	-	-	1,414	-	-	1,414
Vesting of restricted stock units	47,507	-	-	-	-	-	-
Change in classification of deferred compensation share awards	-	-	-	(192)	-	-	(192)
Change in redemption value of share awards in NQDC plan				29			29
Other comprehensive loss	-	-	-	-	(245)	-	(245)
Balance at June 30, 2022	25,003,088	$3	$-	$336,668	$7,536	$(251,647)	$92,560

	Six-Months Ended June 30, 2023
	Common Stock
	Shares	Amount	Company common stock held by the NQDC Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2022	25,208,436	$3	$(127)	$339,825	$7,627	$(262,588)	$84,740
Net loss	-	-	-	-	-	(19,604)	(19,604)
Stock-based compensation	-	-	-	3,372	-	-	3,372
Exercise of stock options	146,529	-	-	832	-	-	832
Company common stock held by the NQDC Plan	87,650	-	(765)	765	-	-	-
Vesting of restricted stock units	5,000	-	-	-	-	-	-
Change in redemption value of share awards in NQDC plan	-	-	-	(1,025)	-	-	(1,025)
Other comprehensive gain	-	-	-	-	332	-	332
Balance at June 30, 2023	25,447,615	$3	$(892)	$343,769	$7,959	$(282,192)	$68,647

	Six-Months Ended June 30, 2022
	Common Stock
	Shares	Amount	Company common stock held by the NQDC Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2021	24,925,743	$3	$-	$332,484	$8,060	$(235,923)	$104,624
Net loss	-	-	-	-	-	(15,724)	(15,724)
Stock-based compensation	-	-	-	4,346	-	-	4,346
Exercise of stock options	125	-	-	1	-	-	1
Vesting of restricted stock units	77,220	-	-	-	-	-	-
Change in classification of deferred compensation share awards	-	-	-	(192)	-	-	(192)
Change in redemption value of share awards in NQDC plan	-	-	-	29	-	-	29
Other comprehensive loss	-	-	-	-	(524)	-	(524)
Balance at June 30, 2022	25,003,088	$3	$-	$336,668	$7,536	$(251,647)	$92,560

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA Medical, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six-Months Ended
	June 30, 2023	June 30, 2022
Cash flow from operating activities:
Net loss	$(19,604)	$(15,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	281	300
Stock-based compensation	3,783	4,346
Non-cash lease expense	331	341
Loss on fixed asset disposal	3	-
Patent impairment loss	4	-
Remeasurement and foreign currency transaction (gain)/loss	4	(39)
Excess and obsolete inventory related charges	68	158
BARDA deferred costs	(64)	(64)
Contract cost amortization	170	169
Provision for doubtful accounts	202	10
Amortization of (premium)/discount of marketable securities	(621)	83
Non-cash changes in the fair value of NQDC plan	937	-
Changes in operating assets and liabilities:
Trade and other receivables	(2,440)	(777)
BARDA receivables	456	(29)
Prepaids and other current assets	(295)	205
Inventory	(1,003)	(52)
Operating lease liability	(344)	(349)
Corporate-owned life insurance asset	(681)	-
Other long-term assets	(164)	(467)
Accounts payable and accrued expenses	747	(179)
Accrued wages and fringe benefits	(422)	(1,178)
Current non-qualified deferred compensation liability	794	-
Other current liabilities	229	105
Non-qualified deferred compensation plan liability	(221)	-
Contract liabilities	(324)	(139)
Other long-term liabilities	-	403
Net cash used in operations	(18,174)	(12,877)
Cash flows from investing activities:
Purchase of marketable securities	(7,633)	(32,975)
Maturities of marketable securities	45,388	25,440
Purchase of plant and equipment	(583)	(278)
Patent filing fees	(22)	(32)
Net cash provided/(used) in investing activities	37,150	(7,845)
Cash flow from financing activities:
Proceeds from exercise of stock options	342	1
Net cash provided by financing activities	342	1
Effect of foreign exchange rate on cash and restricted cash	3	(52)
Net increase/(decrease) in cash and cash equivalents and restricted cash	19,321	(20,773)
Cash and cash equivalents and restricted cash beginning of the period	18,164	55,712
Cash and cash equivalents and restricted cash end of the period	$37,485	$34,939
Supplemental Disclosure of Cash Flow Information
Income taxes paid during the period	$44	$17
Interest paid during the period	$11	$4
Plant and equipment purchases not yet paid	$115	$-
Exercise of stock options not yet paid	$490	$-

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA MEDICAL, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. The Company

Nature of the Business

AVITA Medical, Inc. and its subsidiaries (collectively, “AVITA Medical”, or “Company”), is a regenerative medicine company leading the development and commercialization of devices and autologous cellular therapies for skin restoration. The Company's RECELL® System technology platform harnesses the regenerative properties of a patient’s own skin to create Spray-On Skin™ cells. In September 2018, the United States Food & Drug Administration (“FDA”) granted premarket approval (“PMA”) to the RECELL System for use in the treatment of acute thermal burns in patients eighteen years and older. Following receipt of the original PMA, the Company commenced commercialization of the RECELL System in January 2019 in the United States. In June 2021, the FDA approved expanded use of the RECELL System in combination of meshed autografting for acute full-thickness thermal wounds in pediatric and adult patients. In February 2022, the FDA approved a PMA supplement for the RECELL Autologous Cell Harvesting Device, an enhanced ease-of-use device aimed at providing clinicians a more efficient user experience and simplified workflow. On June 7, 2023, the FDA approved a PMA supplement for full-thickness skin defects based on results of the Company's pivotal trial for soft tissue repair and reconstruction. Following this approval, the Company commenced a commercial launch on June 8, 2023. On June 16, 2023, the FDA approved a PMA application for the repigmentation of stable depigmented vitiligo lesions. The Company plans to commence a full commercial launch following the expected receipt of in-office reimbursement for the use of RECELL in the physician office setting, which the Company anticipates in 2025. Additionally, on June 29, 2023, the Company submitted a PMA supplement to the FDA for its automated cell disaggregation device, RECELL GO™. RECELL GO maintains the FDA Breakthrough Device designation from predecessor devices.

In February 2019, the Company entered into a collaboration with COSMOTEC Company Ltd ("COSMOTEC"), an M3 Group company, to market and distribute the RECELL System in Japan. Under the terms of the agreement, AVITA Medical will supply the RECELL product, and COSMOTEC will be the sole distributor of the product in Japan. The Company worked with COSMOTEC to advance its application for approval of the RECELL System in Japan pursuant to Japan’s Pharmaceuticals and Medical Devices Act (“PMDA”). In February 2022, COSMOTEC’s application for regulatory approval was approved by the PMDA with labeling for burns only. In September 2022, COSMOTEC commercially launched RECELL in Japan following Japan’s Ministry of Health, Labor, and Welfare approval of reimbursement pricing.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2022 filed with the SEC on February 23, 2023 and the Australian Securities Exchange ("ASX") on February 24, 2023 (the “Annual Report").

There have been no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K that have had a material impact on the Company’s Consolidated Financial Statements. See the summary of the Company’s significant accounting policies set forth in the notes to its Consolidated Financial Statements included in the Annual Report.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Reclassification of prior year presentation

Certain prior year amounts within Other current liabilities have been reclassified to Current non-qualified deferred compensation liability, in the Consolidated Balance Sheets for consistency with current period presentation. These reclassifications had no effect on the reported results of operations or financial position.

Recent Accounting Pronouncements

No new accounting standards were adopted during the three-months and six-months ended June 30, 2023. The Company considers the applicability and impact of recent Accounting Standard Updates ("ASUs") issued by the Financial Accounting Standards Board ("FASB"). Based on the assessment, the ASUs were determined to be either not applicable or are expected to have minimal impact on the Company's Consolidated Financial Statements.

Use of Estimates

The preparation of the accompanying Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts (including doubtful accounts, carrying value of long-lived assets, the useful lives of long-lived assets, accounting for marketable securities, income taxes, stock-based compensation, and the stand-alone selling price for the Biomedical Advanced Research and Development Authority ("BARDA") contract) and related disclosures. Estimates have been prepared on the basis of the current and available information. However, actual results could differ from estimated amounts.

Foreign Currency Translation and Foreign Currency Transactions

The financial position and results of operations of the Company’s operating non-U.S. subsidiaries are generally determined using the respective local currency as the functional currency of that subsidiary. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Adjustments arising from the use of differing exchange rates from period to period are included in Other comprehensive gain (loss) in Stockholders’ Equity. Gains and losses resulting from foreign currency transactions are included in General and administrative expenses in the Consolidated Statement of Operations. Amounts for the three-months ended June 30, 2023 were insignificant, and for the three-months ended June 30, 2022, the Company had a gain of $69,000. Gains and losses resulting from foreign currency transactions were a gain of $11,000 and gain of $47,000 for the six-months ended June 30, 2023 and 2022, respectively.

The Company’s non-operating subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period and nonmonetary assets and liabilities at historical rates. Gains and losses resulting from these remeasurements, and foreign currency transactions are included in General and administrative expenses in the Consolidated Statement of Operations. During the three-months ended June 30, 2023 and 2022, the Company recorded a loss of $6,000 and a gain of $7,000, respectively. During the six-months ended June 30, 2023 and 2022, the Company recorded a loss of $15,000 and a loss of $8,000, respectively

Comprehensive Loss

The components of comprehensive loss consist of net loss, foreign currency translation adjustments from the Company's subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses in investments available-for-sale. The Company did not have reclassifications from other comprehensive loss to net loss during the three-months and six-months ended June 30, 2023 and 2022.

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

The Company’s revenue consists primarily of the sale of the RECELL System to hospitals, treatment centers, COSMOTEC and to BARDA (collectively, “customers”), predominately in the United States. The Company evaluated the BARDA contract and concluded that a portion of the arrangement, such as the procurement of the RECELL system and the emergency preparedness, represents a transaction with a customer and as such are in the scope of ASC 606. Amounts received from BARDA for the research and development of the Company’s product are classified as BARDA income in the Consolidated Statements of Operations and are accounted for under IAS 20 by analogy. For further details refer to BARDA Income and Receivables below.

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

For revenues related to the BARDA contract within the scope of ASC 606, the Company identified two performance obligations: (i) the procurement of 5,614 RECELL units; and (ii) emergency preparedness services. Under this contract the Company promises to procure the product through a vendor management inventory arrangement and to stand ready to provide emergency deployment services related to the product. Emergency preparedness services include procuring necessary storage containers, housing, and maintaining the containers (and product), and providing shipping and handling services in the event of an emergency situation. This stand ready obligation is a series of distinct services that are substantially the same and have the same pattern of transfer to the customer, over time as services are consumed.

The total transaction price for the portion of the BARDA contract that is within the scope of ASC 606 was determined to be $9.2 million. The transaction price was allocated on a stand-alone selling price basis as follows: $7.6 million to the procurement of the RECELL product, which is classified as Revenues when recognized in the Consolidated Statements of Operations and $1.6 million to the emergency deployment services which is classified as Revenues when recognized in the Consolidated Statements of Operations. The $1.6 million for emergency deployment includes variable consideration which is deemed immaterial to the contract as a whole. The Company estimated the stand-alone selling price of the procurement of the RECELL product based on historical pricing of the Company’s product at the initial execution of the contract. The Company estimated the stand-alone selling price of the emergency deployment services performed based on the Company’s projected cost of providing the services plus an applicable profit margin as denoted in the contract.

The Company’s performance obligations are either satisfied at a point in time or over time as services are provided. The product procurement performance obligation is satisfied at a point in time, upon transfer of control of the product. As such, the related revenue for these performance obligations is recognized at a point in time as Revenue within the Company’s Consolidated Statement of Operations. In addition to guidance under ASC 606, the Company recognizes revenue from the sales of RECELL product to BARDA for placement into vaccine stockpiles in accordance with SEC Interpretation, Commission Guidance regarding Accounting for Sale of Vaccines and BioTerror Countermeasures to the Federal Government for Placement into the Pediatric Vaccine Stockpile or the Strategic National Stockpile (SNS). Under this guidance, revenue is recognized when product is placed in the BARDA vendor-managed inventory ("VMI") as control of the product has been transferred to the customer at the time of delivery to the VMI. RECELL units that have been delivered to BARDA have a product replacement obligation at no cost to BARDA due to the product’s limited shelf-life. The estimated cost of the expired inventory over the term of the contract is recognized on a per unit basis at the time of delivery. The liability is released upon replacement of the product along with a corresponding reduction to inventory. The emergency preparedness services performance obligation is satisfied over time. Revenue for the emergency deployment will be recognized on a straight-line basis during the term of the contract as services are consumed over time. Services recognized are included in Revenues within the Consolidated Statements of Operations. Contract costs to fulfill the performance obligations are incremental and expected to be recovered are capitalized and amortized on a straight-line basis over the term of the contract. Contract costs are included in Prepaids and other current assets in the Consolidated Balance Sheets. For further details refer to Note 5.

Contract Liabilities

The Company receives payments from customers based on contractual terms. Trade receivables are recorded when the right to consideration becomes unconditional. The Company satisfies its performance obligation on product sales when the products are shipped or delivered, depending on the terms of the sale. Payment terms on invoiced amounts are typically 30-90 days, and do not include a financing component. Contract liabilities are recorded when the Company receives payment prior to satisfying its obligation to transfer goods to a customer. For further details refer to Note 5.

Cost of Sales

Cost of sales related to products includes costs to manufacture or purchase, package, and ship the Company’s products. Costs also include relevant production overhead and depreciation and amortization. These costs are recognized when control of the product is transferred to the customer and revenue is recognized.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held at deposit institutions and cash equivalents. Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less from the date of purchase and consist primarily of money market funds. The Company holds cash at deposit institutions in the amount of $5.8 million and $4.1 million, of which $697,000 and $737,000 is denominated in foreign currencies in foreign institutions as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company held cash equivalents in the amount of $31.7 million and $14.1 million, respectively.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, trade receivables, BARDA receivables and other receivables. As of June 30, 2023 and December 31, 2022, substantially all of the Company’s cash was deposited in accounts at financial institutions, and amounts may exceed federally insured limits and subject to the risk of bank failure.

As of June 30, 2023 no single commercial customer accounted for more than 10% of net accounts receivable. As of December 31, 2022, one commercial customer accounted for more than 10% of total net accounts receivable. For the three-months and six-months ended June 30, 2023 and 2022, no single customer accounted for more than 10% of revenues. BARDA revenue for emergency deployment accounted for less than 1% of total revenues for the three-months and six-months ended June 30, 2023 and 2022. BARDA receivables for emergency preparedness services accounted for 4% and 2% of total BARDA receivables as of June 30, 2023 and December 31, 2022, respectively. See table below for breakdown of BARDA receivables (in thousands).

	As of
	June 30, 2023	December 31, 2022
BARDA procurement and emergency preparedness services	$16	$16
BARDA expense reimbursements	426	882
Total	$442	$898

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

All marketable securities, which consist of corporate debt securities, asset backed securities, U.S government agency obligations, U.S treasury and commercial paper are denominated in U.S. dollars, have been classified as “available-for-sale”, and are carried at fair value. Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in Other comprehensive income (loss) and reported as a separate component of Stockholders' Equity until realized. Realized gains and losses on marketable securities are included in Other income in the accompanying Consolidated Statements of Operations. The cost of any marketable securities sold is based on the specific identification method. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest on marketable securities is included in Other income in the accompanying Consolidated Statements of Operations. In accordance with the Company’s investment policy, management invests to diversify credit risk and only invests in securities with high credit quality, including U.S. government securities, and the maximum final maturity from the date of purchase is thirty-seven months.

If necessary, the Company will recognize an allowance for credit losses on available-for-sale debt securities on an individual basis and will no longer consider other-than-temporary impairment or immediately reduce the cost basis of the investment, provided that it is more likely than not that the security will be held to recovery or maturity. Further, the Company will recognize any improvements in estimated credit losses on available-for-sale debt securities immediately in earnings and reduce the existing allowance for credit losses. The Company will disaggregate its available-for-sale debt securities into the following categories: commercial paper, corporate debt, government and agency securities, asset backed securities and money market funds. The Company’s corporate bonds are comprised of predominantly high-grade corporate bonds while its government and agency securities are U.S. treasury bonds, and U.S. agency bonds. The Company has analyzed both corporate bonds and government and agency securities and identified that both types of securities have similar risk characteristics in that they are traded infrequently and have contractual interest rates and maturity dates.

To evaluate for impairment, management reviews credit rating changes, securities trends, interest rate movements and unrealized loss at the security level of the Company’s available-for-sale debt securities. If any of these give rise to a potential credit concern, the Company performs a discounted cash flow analysis to determine the credit portion of the impairment. The discounted cash flow analysis will be performed either internally or through the assistance of a qualified third party. Once the credit component of the impairment is determined, the Company will record the impaired amount as an allowance to the available-for-sale debt securities balance and as a charge to Other income in the accompanying Consolidated Statements of Operations, not to exceed the amount of the unrealized loss. The Company assesses expected credit losses at the end of each reporting period and adjusts the allowance through Other income.

BARDA Income and Receivables

The Company was awarded the BARDA grant in September 2015. Under this grant, BARDA supported the Company’s research and development for the Company’s product, including the U.S. clinical regulatory program targeted towards FDA PMA, compassionate use programs, clinical and health economics research, and U.S. pediatric burn programs. Currently, the BARDA contract is supporting the Company's clinical trial in soft-tissue reconstruction, which led to the full-thickness skin defect indication.

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

The Company has concluded that grants under the BARDA grant are not within the scope of ASC 606, as they do not meet the definition of a contract with a “customer.” The Company has further concluded that Subtopic 958-605, Not-for-Profit-Entities-Revenue Recognition also does not apply, as the Company is a business entity, and the grants are with governmental agencies or units. With respect to the BARDA grant, we considered the guidance in IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, by analogy. BARDA income and related receivables are recognized when there is reasonable assurance that the grant will be received, and all attaching conditions have been complied with. When the grant relates to an expense item, the grant received is recognized as income over the period when the expense was incurred.

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

Stock-Based Compensation

The Company records compensation expense for stock options and restricted stock units ("RSU") based on the fair market value of the awards on the date of grant. The fair value of stock-based compensation awards is amortized over the vesting period of the award. Compensation expense for performance-based awards is evaluated based on the number of shares ultimately expected to vest, evaluated each reporting period and based on management’s expectations regarding the relevant performance criteria. The Black-Scholes option pricing model and Monte Carlo Simulation are used to estimate the fair value of the time-based and performance-based options, respectively. Under ASU 2016-09, Compensation – Stock Compensation (“ASC 718”) Improvements to Employee Share-Based Payment Accounting, the Company elected to account for forfeitures as they occur.

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

Non-Qualified Deferred Compensation Plan Liability and Corporate-Owned Life Insurance Asset

The Company’s non-qualified deferred compensation plan (the "NQDC plan"), which became effective in October 2021, allows highly compensated key employees to elect to defer a portion of their salary, bonus and RSU awards to later years. Management determined that the cash deferrals under the NQDC plan shall be accounted for similarly to a defined benefit plan under ASC 715, Compensation – Retirement Benefits, and should follow accounting treatment that is similar to a cash balance plan. Management determined that the employee portion and employer portion of the deferred compensation should be recognized as a compensation expense with a corresponding credit to deferred compensation liability. The matching contribution will be accrued over the vesting period of two years with 25% vesting in the first year and 75% vesting in the second year. Employees aged 55 or older immediately vest in employer matching contributions. The change in the liability between each reporting period is accounted for as compensation expense with a corresponding adjustment to deferred compensation liability. Upon distribution, the Company will record the distribution as a decrease to deferred compensation liability with a corresponding credit to cash. The Company funds the NQDC plan through a Corporate-Owned Life Insurance (“COLI”). Per the ASC 325-30-25-1A, Investments – Other, COLI is

recorded as an asset on the Consolidated Balance Sheets as it does not meet the definition of a plan asset under ASC 715. The Company invests in COLI policies relating to its deferred compensation plan. Investments in COLI policies are recorded at their cash surrender values as of each balance sheet date. Changes in the cash surrender value during the period are recorded as a gain or loss in the Consolidated Statements of Operations in Other income.

Rabbi Trust

During April 2022, the Company established a rabbi trust for a select group of participants in which share awards granted under the 2020 Omnibus Incentive Plan (“2020 Plan”) and deferred under the NQDC plan may be deposited. In addition to the deferral of shares, the rabbi trust holds the assets in the COLI for the NQDC plan. The rabbi trust is an irrevocable trust, and no portion of the trust fund may be used for any purpose other than the delivery of those assets to the participants. The assets held in the rabbi trust are subject to the claims of our general creditors in the event of bankruptcy or insolvency. The value of the assets of the rabbi trust is consolidated into our financial statements.

The NQDC plan permits diversification of vested shares (common stock) into other equity securities subject to a six-month and one day holding period subsequent to vesting. Per ASC 710-10-25-15, accounting for deferred common stock will be under plan type C or D. Accounting will depend on whether or not the employee has diversified the common stock. Under Plan type C, diversification is permitted but the employee has not diversified. Under plan type D, diversification is permitted, and the employee has diversified.

For common stock that have not been diversified, the employer stock held in the rabbi trust is classified in a manner similar to treasury stock and presented separately on the Consolidated Balance Sheets as Company common stock held by the NQDC plan. The common stock will be recorded at the fair value of the stock at the time it vested, subsequent changes in the value of the common stock will not be recognized. The deferred compensation obligation is measured independently at fair value of the common stock with a corresponding charge or credit to compensation cost. The fair value is calculated as the product of the common stock and the closing price of the stock each reporting period.

Under plan type D, the accounting for the assets held by the rabbi trust is subject to the accounting pronouncements under applicable GAAP for each asset type. As diversified common stock will be invested in mutual funds, assets held by the rabbi trust will be subject to accounting under ASC 321 - Investments - Equity Securities. The deferred compensation obligation is measured independently at fair value of the underlying assets. As of June 30, 2023, none of the deferred common stock has been diversified.

Non-Qualified Deferred Compensation Stock Awards

In accordance with ASC 718, Compensation — Stock Compensation, the deferred RSU awards under the NQDC plan are classified as an equity instrument and changes in fair value of the amount owed to the participant are not recognized. As the plan permits diversification, presentation outside of permanent equity in accordance with ASR 268, Redeemable Preferred Stock is appropriate. The redemption amounts are based on the vested percentage and are recorded outside of equity as Non-qualified deferred compensation share awards on the Consolidated Balance Sheets. Deferred awards will be presented outside of permanent equity until the awards are vested. For further details refer to Note 17.

3. Marketable Securities

The following table summarizes the amortized cost and estimated fair values of debt securities available-for-sale:

	As of June 30, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
(in thousands)
Cash equivalents:
Money market funds	$30,669	$-	$-	$30,669
U.S. Treasury securities	999	1	-	1,000
Total cash equivalents	$31,668	$1	$-	$31,669
Current marketable securities:
U.S. Treasury securities	$23,227	$-	$(69)	$23,158
Commercial paper	2,311	-	-	2,311
Corporate debt securities	1,422	-	(5)	1,417
U.S. Government agency obligations	1,681	-	(5)	1,676
Total current marketable securities	$28,641	$-	$(79)	$28,562
Long-term marketable securities:
Asset backed securities	$2,759	$2	$(7)	$2,754
Total long-term marketable securities	$2,759	$2	$(7)	$2,754

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
(in thousands)
Cash equivalents:
Money market funds	$14,089	$-	$-	$14,089
Current marketable securities:
U.S. Treasury securities	$43,092	$1	$(393)	$42,700
Commercial paper	12,743	-	-	12,743
Corporate debt securities	3,865	-	(23)	3,842
U.S. Government agency obligations	1,901	-	(8)	1,893
Total current marketable securities	$61,601	$1	$(424)	$61,178
Long-term marketable securities:
Asset backed securities	$3,568	$7	$(3)	$3,572
U.S. Treasury securities	2,416	-	(6)	2,410
U.S. Government agency obligations	949	-	(1)	948
Total long-term marketable securities	$6,933	$7	$(10)	$6,930

The maturities of debt securities available-for-sale are summarized in the following table using contractual maturities. Actual maturities may differ from contractual maturities due to obligations that are called or prepaid.

	As of June 30, 2023		As of December 31, 2022
(in thousands)	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Due in one year or less	$28,641	$28,562	$61,601	$61,178
Due after one year through three years	$2,759	$2,754	$6,933	$6,930

Gross unrealized gains and losses on the Company’s marketable securities were an unrealized gain of $3,000 and an unrealized loss of $86,000 as of June 30, 2023, which resulted in a net unrealized loss of $83,000. Gross unrealized gains and losses on the Company’s marketable securities were an unrealized gain of $8,000 and an unrealized loss of $434,000 as of December 31, 2022, which resulted in a net unrealized loss of $426,000. As of June 30, 2023, and December 31, 2022, the Company did not recognize credit losses. The Company has accrued interest income of $168,000 as of June 30, 2023, and December 31, 2022, in Prepaids and other current assets.

4. Fair Value Measurements

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	As of June 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$30,669	$-	$-	$30,669
U.S. Treasury securities	-	1,000	-	1,000
Total Cash equivalents	$30,669	$1,000	$-	$31,669
Current marketable securities:
U.S. Treasury securities	$-	$23,158	$-	$23,158
Commercial paper	-	2,311	-	2,311
Corporate debt securities	-	1,417	-	1,417
U.S. Government agency obligations	-	1,676	-	1,676
Total current marketable securities	$-	$28,562	$-	$28,562
Long-term marketable securities:
Asset backed securities	$-	$2,754	$-	$2,754
Total long-term marketable securities	$-	$2,754	$-	$2,754
Total marketable securities and cash equivalents	$30,669	$32,316	$-	$62,985

	As of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$14,089	$-	$-	$14,089
Current marketable securities:
U.S. Treasury securities	-	42,700	-	42,700
Commercial paper	-	12,743	-	12,743
Corporate debt securities	-	3,842	-	3,842
U.S. Government agency obligations	-	1,893	-	1,893
Total current marketable securities	$-	$61,178	$-	$61,178
Long-term marketable securities:
Asset backed securities	$-	$3,572	$-	$3,572
U.S. Treasury securities	-	2,410	-	2,410
U.S. Government agency obligations	-	948	-	948
Total long-term marketable securities	$-	$6,930	$-	$6,930
Total marketable securities and cash equivalents	$14,089	$68,108	$-	$82,197

The Company’s Level 1 assets include money market instruments and are valued based upon observable market prices. Level 2 assets consist of commercial paper, U.S. Government agency obligations, corporate debt securities, asset backed securities and U.S Treasury securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. As of June 30, 2023 and December 31, 2022, the Company had no investments that were measured using unobservable (Level 3) inputs. There were no transfers between fair value measurement levels as of June 30, 2023 or December 31, 2022.

5. Revenues

Revenues

The Company’s revenue consists of sale of the RECELL System to hospitals, treatment centers and COSMOTEC (“commercial customers”) and to BARDA (collectively “customers”), predominately in the United States. In addition, the Company records service revenue for the emergency preparedness services provided to BARDA.

Performance Obligations

For commercial contracts, we identified the hospital, treatment center, or COSMOTEC as the customer in Step 1 of the 5-step model of ASC 606 and have determined a contract exists with those customers. As these contracts typically have a single performance obligation (i.e., product delivery), no allocation of the transaction price is required in Step 4 of the model. Control of the product is transferred to the customer at a point in time, at the point in time at which the goods are either shipped or delivered to the customers’ facilities, depending on the terms of the contract. The transaction price is stated within the contract and is therefore fixed consideration. The transaction price does not include the sales tax that is imposed by governmental authorities.

For the contract with BARDA, the Company identified two performance obligations (i) the procurement of 5,614 RECELL units; and (ii) emergency preparedness services. The Company’s performance obligations are either satisfied at a point in time or over time as services are provided. The product procurement performance obligation is satisfied at a point in time, upon transfer of control of the product. RECELL units that have been delivered to BARDA have a product replacement obligation at no cost to BARDA due to the product’s limited shelf-life. The estimated cost of the expired inventory over the term of the contract is recognized on a per unit basis at the time of delivery. The liability is released upon replacement of the product along with a corresponding reduction to inventory. The Company has estimated deferred cost of approximately $130,000 and $194,000 as of June 30, 2023 and December 31, 2022, respectively, for the rotation cost of the product and are included Other current liabilities in the Consolidated Balance Sheets. The emergency preparedness services performance obligation is satisfied over time. Revenue for the emergency deployment will be recognized on a straight-line basis during the term of the contract as services are consumed over time. Services recognized for the three-months ended June 30, 2023 and 2022, were $67,000 and $93,000, respectively. Services recognized for the six-months ended June 30, 2023 and 2022, were $160,000 and $186,000, respectively. Services are included in Revenues within the Consolidated Statements of Operations. Contract costs to fulfill the performance obligation that are incremental and are expected to be recovered are capitalized and amortized on a straight-line basis over the term of the contract. As of June 30, 2023 and December 31, 2022, contract costs of $126,000 and $252,000 are included in Prepaids and other current assets in the Consolidated Balance Sheets.

Remaining Performance Obligations

Revenues from remaining performance obligations are calculated as the dollar value of the remaining performance obligations on executed contracts. The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) pursuant to the Company’s existing customer agreements is $557,000 and $698,000 as of June 30, 2023 and December 31, 2022, respectively. Approximately $149,000 as of June 30, 2023 and $274,000 as of December 31, 2022, of the total balance relates to our July 2020 contract with BARDA for the purchase, delivery and storage of RECELL Systems for emergency response preparedness for a period of three years. The Company expects to recognize these amounts as services are provided to BARDA. We are contracted to manage this inventory of product until the federal government requests shipment or at contract termination on December 31, 2023. The remaining balance of $408,000 and $424,000 as of June 30, 2023 and December 31, 2022, respectively, relate to our contract with COSMOTEC. The Company expects to recognize these amounts as revenue on a straight-line basis over the term of the contract with COSMOTEC.

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

Contract Assets and Contract Liabilities

Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance for which the Company does not have the right to payment. As of the period ended June 30, 2023 and December 31, 2022, the Company does not have any contract assets.

Contract liabilities are recorded when the Company receives payment prior to satisfying its obligation to transfer goods to a customer. The Company had $557,000 and $698,000 of contract liabilities as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, a total of $183,000 and $0, respectively, was included in Other current liabilities and $374,000 and $698,000, respectively, in Contract liabilities in the Consolidated Balance Sheets. The balance relates to the unsatisfied performance obligation for emergency preparedness under the BARDA and amounts received from COSMOTEC. The Company recognized $67,000 and $93,000 of revenue from BARDA for amounts included in the beginning balance of contract liabilities for the three-months ended June 30, 2023 and 2022, respectively, and $160,000 and $186,000 for the six-months ended June 30, 2023 and 2022, respectively. The Company recognized $8,000 and $17,000 of revenue from COSMOTEC for amounts included in the beginning balance of contract liabilities for the three-months and six-months ended June 30, 2023. The Company did not recognize any the amounts of revenue included in the beginning balance of contract liabilities for the three-months and six-months ended June 30, 2022.

Cost to Obtain and Fulfill a Contract

Commercial contract fulfillment costs include commissions and shipping expenses. The Company has opted to immediately expense the incremental cost of obtaining a contract when the underlying related asset would have been amortized over one year or less. The Company generally does not incur costs to obtain new contracts.

BARDA Contract Costs

Cost to fulfill the BARDA emergency preparedness performance obligation, which primarily consist of billed costs to BARDA incurred in connection with the emergency deployment services, are incremental and expected to be recovered. Costs are capitalized and amortized on a straight-line basis over the term of the contract. As of June 30, 2023, and December 31, 2022, the Company had $126,000 and $252,000 of contracts costs included in Prepaids and other current assets in the Consolidated Balance Sheets. Amortization expense related to deferred contract costs was $85,000 and $84,000 for the three-months ended June 30, 2023 and 2022, respectively, and $170,000 and $169,000 for the six-months ended June 30, 2023 and 2022, respectively, and are classified as Cost of sales on the accompanying Consolidated Statements of Operations. There was no impairment loss in relation to deferred contract costs during the three-months and six-months ended June 30, 2023, and 2022.

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and by customer type. As noted in the segment footnote, the Company’s business consists of one reporting segment. A reconciliation of disaggregated revenue by geographical region and customer type is provided in Segment Note 11.

6. Leases

During February 2023, the Company remeasured the lease liability for an office lease due to a change in the lease term. As a result of the remeasurement of the lease liability, there was an increase of approximately $1.1 million to the operating lease ROU assets and operating lease liabilities. There was no impact on earnings as a result of the lease modification.

The following table sets forth the Company’s operating lease expenses which are included in General and administrative expenses in the Consolidated Statements of Operations (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating lease cost	$197	$194	$395	$388
Variable lease cost	13	13	26	25
Total lease cost	$210	$207	$421	$413

Supplemental cash flow information related to Operating leases for the three-months and six-months ended June 30, 2023 and 2022 was as follows (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$205	$199	$410	$397

Supplemental balance sheet information, as of June 30, 2023 and December 31, 2022, related to operating leases was as follows (in thousands, except for Operating lease weighted average remaining lease term and operating lease weighted average discount rate):

	As of
	June 30, 2023	December 31, 2022
Reported as:
Operating lease right-of-use assets	$1,651	$851
Total right-of-use assets	$1,651	$851
Other current liabilities:
Operating lease liabilities, short-term	$656	$612
Operating lease liabilities, long term	1,047	306
Total operating lease liabilities	$1,703	$918
Operating lease weighted average remaining lease term (years)	2.73	1.44
Operating lease weighted average discount rate	7.93%	6.71%

As of June 30, 2023, maturities of the Company’s operating lease liabilities are as follows (in thousands):

Operating Leases
Remainder of 2023	$345
2024	741
2025	441
2026	377
Total lease payments	1,904
Less imputed interest	(201)
Total operating lease liabilities	$1,703

As of June 30, 2023, the Company had an office space lease that subsequently commenced July 2023 for a term of 5-years with an average monthly rent of approximately $25,000.

7. Inventory

The composition of inventory is as follows (in thousands):

	As of
	June 30, 2023	December 31, 2022
Raw materials	$1,882	$1,131
Work in process	491	384
Finished goods	685	610
Total inventory	$3,058	$2,125

The Company has reduced the carrying value of its inventories to reflect the lower of cost or net realizable value. Charges for estimated excess and obsolescence are recorded in Cost of sales in the Consolidated Statements of Operations and were $2,000 and $61,000 for the three-months ended June 30, 2023 and 2022, respectively, and $68,000 and $158,000 for the six-months ended June 30, 2023 and 2022, respectively.

8. Intangible Assets

The composition of intangible assets, net is as follows (in thousands):

		As of June 30, 2023			As of December 31, 2022
	Weighted Average Life	Gross Amount	Accumulated Amortization	Net Carry Amount	Gross Amount	Accumulated Amortization	Net Carry Amount
Patent 1	3	$17	$(16)	$1	$17	$(16)	$1
Patent 2	13	138	(33)	105	137	(28)	109
Patent 3	14	195	(46)	149	194	(39)	155
Patent 5	19	98	(9)	89	89	(6)	83
Patent 6	20	44	(5)	39	43	(4)	39
Patent 7	13	2	-	2	2	-	2
Patent 8	19	10	(1)	9	13	-	13
Patent 10	19	3	-	3	3	-	3
Patent 11	19	6	(1)	5	6	-	6
Trademarks	Indefinite	54	-	54	54	-	54
Total intangible assets		$567	$(111)	$456	$558	$(93)	$465

For the three-months and six-months ended June 30, 2023 the Company recorded an impairment charge of approximately $4,000 in General and administrative expenses in the Consolidated Statement of Operations. During the three-months and six-months ended June 30, 2022, the Company did not identify any events or changes in circumstances that indicated that the carrying value of its intangibles may not be recoverable. As such, there was no impairment of intangibles assets recognized for the three-months and six-months ended June 30, 2022. Amortization expense of intangibles included in the Consolidated Statements of Operations were $8,000 for the three-months ended June 30, 2023 and 2022, respectively, and $17,000 and $42,000 for the six-months ended June 30, 2023 and 2022, respectively.

The Company expects the future amortization of amortizable intangible assets held at June 30, 2023 to be as follows (in thousands):

Estimated Amortization Expense
Remainder of 2023	$17
2024	34
2025	34
2026	34
2027	33
2028	33
Thereafter	217
Total	$402

9. Plant and Equipment

The composition of property, plant and equipment, net is as follows (in thousands):

		As of
	Useful Lives	June 30, 2023	December 31, 2022
Computer equipment	3 years	$889	$755
Computer software	3 years	980	871
Construction in progress		423	258
Furniture and fixtures	7 years	616	439
Laboratory equipment	5 years	696	643
Leasehold improvements	Lesser of life or lease term	257	257
RECELL moulds	5 years	128	129
Less: accumulated amortization and depreciation		(2,391)	(2,152)
Total plant and equipment, net		$1,598	$1,200

Depreciation expense related to plant and equipment was $137,000 and $129,000 for the three-months ended June 30, 2023 and 2022 respectively, and $264,000 and $258,000 for the six-months ended June 30, 2023 and 2022, respectively. For the three-months and six-months ended June 30, 2023, the Company recorded an impairment charge of approximately $3,000 in General and administrative expenses in the Consolidated Statement of Operations. During the three-months and six-months ended June 30, 2022, the Company did not identify any events or changes in circumstances that indicated that the carrying value of its plant and equipment may not be recoverable. As such, there was no impairment of plant and equipment recognized for the three-months and six-months ended June 30, 2022.

10. Other Current and Long-Term Assets and Liabilities

Prepaids and other current assets consisted of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Prepaid expenses	$1,375	$921
Lease deposits	-	110
Accrued investment income	168	168
BARDA contract costs	126	252
Other receivables	525	127
Total prepaids and other current assets	$2,194	$1,578

Prepaid expenses primarily consist of prepaid benefits and insurance.

Other long-term assets consisted of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Long-term lease deposits	$189	$25
Long-term prepaids	96	97
Total other long-term assets	$285	$122

Other current liabilities consisted of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Operating lease liability	$656	$612
BARDA deferred costs	130	194
BARDA deferred revenue	183	-
Other current liabilities	232	184
Total other current liabilities	$1,201	$990

11. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. Long-lived assets are primarily located in the United States as of June 30, 2023, and December 31, 2022, with an insignificant amount located in Australia and the United Kingdom.

Revenue by region for the three-months and six-months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue:
United States	$10,992	$8,278	$20,417	$15,676
Foreign:
Japan	708	-	1,729	-
Australia	33	29	95	116
United Kingdom	20	28	62	82
Total	$11,753	$8,335	$22,303	$15,874

Revenue and cost of sales by customer type for the three-months and six-months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue:
Commercial sales	$11,686	$8,242	$22,143	$15,688
BARDA:
Services for emergency preparedness	67	93	160	186
Total	$11,753	$8,335	$22,303	$15,874

	Three-Months Ended		Six-Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Cost of sales:
Commercial cost	$2,108	$1,302	$3,724	$3,007
BARDA:
Product cost	11	-	(23)	(12)
Emergency preparedness service cost	85	84	170	169
Total	$2,204	$1,386	$3,871	$3,164

12. Contingencies

The Company is subject to certain contingencies arising in the ordinary course of business. The Company records accruals for these contingencies to the extent that a loss is both probable and reasonably estimable. If some amount within a range of loss appears to be a better estimate than any other amount within the range, that amount is accrued. Alternatively, when no amount within a range of loss appears to be a better estimate than any other amount, the lowest amount in the range is accrued. The Company expenses legal costs associated with loss contingencies as incurred. As of June 30, 2023 and December 31, 2022, the Company did not have any outstanding or threatened litigation that would have a material impact on the financial statements.

13. Common and Preferred Stock

The Company’s CHESS Depositary Interests (“CDIs”) are quoted on the ASX under the ticker code, “AVH”. The Company’s shares of common stock are quoted on the Nasdaq Capital Market (“Nasdaq”) under the ticker code, “RCEL”. One share of common stock on Nasdaq is equivalent to five CDIs on the ASX.

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. As of June 30, 2023, and December 31, 2022, 25,447,615 and 25,208,436 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding during any period.

14. Stock-Based Payment Plans

Overview of Employee Stock-Based Compensation Plans

Our former parent company, AVITA Medical Pty Limited, adopted the Employee Share Plan and the Incentive Option Plan (collectively, the “2016 Plans”). Upon completion of the redomiciliation of the Company from Australia to the United States in June 2020 (“Redomiciliation”), the 2016 Plans were terminated with respect to future grants and accordingly, there are no more shares available to be issued under the 2016 Plans. In addition, upon completion of the Redomiciliation, the Company had an implicit consolidation or reverse stock split of 100:1 and all share information presented below in relation to the 2016 Plans has been presented on a reverse stock split basis. During November 2020, the Company filed a registration statement on Form S-8 to register a total of 1,750,000 shares of common stock which may be issued pursuant to the terms of the 2020 Plan. During June 2023, the Company filed a registration statement on Form S-8 to register an additional 2,500,000 shares of common stock under the 2020 Plan. The increase in shares available for issuance was a result of the stockholders of AVITA Medical, Inc. approving an amendment to the 2020 Plan on June 6, 2023 at the Company’s 2023 Annual Meeting of Stockholders (the “2023 Annual Meeting”).

On December 22, 2021, the Company’s stockholders approved the issuance of options and RSUs to the Board of Directors in accordance with ASX rules. These awards are subject to the vesting and performance conditions as denoted in the individual agreements (collectively, the "2021 Annual Meeting Awards"). On December 12, 2022, the Company's stockholders approved the issuance of options and RSUs to the Board of Directors and the CEO in accordance with ASX rules. These awards are subject to vesting conditions as denoted in the individual agreements (collectively, the "2022 Annual Meeting Awards"). On June 6, 2023, the Company's stockholders approved the issuance of options and RSUs to the Board of Directors and the CEO in accordance with ASX rules. These awards are subject to vesting conditions as denoted in the individual agreements (collectively, the "2023 Annual Meeting Awards").

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

The contractual term of stock option awards granted under the 2020 Plan is ten years from the grant date. Unless otherwise specified, the vesting periods of options and RSUs granted under the 2020 Plan are: (i) vest over a three-year or four-year period in equal installments at the end of each year from the date of grant, and /or (ii) subject to other performance criteria and hurdles, as determined by the Compensation Committee.

Stock-Based Payment Expenses

Stock-based payment transactions are recognized as compensation expense based on the fair value of the instrument on the date of grant. The Company uses the graded-vesting method to recognize compensation expense. Compensation cost is reduced for forfeitures as they occur in accordance with ASU 2016-09, Simplifying the Accounting for Share-Based Payment. The Company recorded stock-based compensation expense of $1.1 million and $1.4 million for the three-months ended June 30, 2023 and 2022, respectively, and $3.8 million and $4.3 million for the six-months ended June 30, 2023 and 2022, respectively. No income tax benefit was recognized in the Consolidated Statements of Operations for stock-based payment arrangements for the three-months and six-months ended June 30, 2023, and 2022.

The Company has included stock-based compensation expense as part of operating expenses in the accompanying Consolidated Statements of Operations as follows:

	Three-Months Ended		Six-Months Ended
(In thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Sales and marketing expenses	$76	$285	$401	$614
General and administrative expenses	818	983	2,908	3,310
Research and development expenses	249	146	474	422
Total	$1,143	$1,414	$3,783	$4,346

A summary of share option activity as of June 30, 2023, and changes during the period ended is presented below:

	Service Only Share Options	Performance Based Share Options	Total Share Options
Outstanding shares at December 31, 2022	1,724,252	511,194	2,235,446
Granted	889,193	-	889,193
Exercised	(116,529)	(30,000)	(146,529)
Expired	(59,125)	(178,156)	(237,281)
Forfeited	(58,413)	(6,958)	(65,371)
Outstanding shares at June 30, 2023	2,379,378	296,080	2,675,458
Exercisable at June 30, 2023	720,303	235,896	956,199

Restricted Stock Units

Restricted stock units are granted to executives as part of their long-term incentive compensation. RSUs granted to directors as a result of stockholder approval 2021 Annual Meeting, 2022 Annual Meeting and 2023 Annual Meeting are issued pursuant to award agreements between the Company and the holders of such securities. These RSU awards were approved by the Compensation Committee. All RSU awards vest in accordance with the tenure or performance conditions as determined by the Compensation Committee and set out in the contracts between the Company and the holders of such securities. The grant date fair value is determined based on the price of the Company stock price on the date of grant (stock price determined on Nasdaq).

A summary of the status of the Company’s unvested RSUs as of June 30, 2023, and changes that occurred during the period is presented below:

Unvested Shares	Tenure-Based RSUs	Performance Condition RSUs	Total RSUs
Unvested RSUs outstanding at December 31, 2022	394,872	65,646	460,518
Granted	57,798	-	57,798
Vested	(76,900)	(15,750)	(92,650)
Forfeited	(39,250)	(7,875)	(47,125)
Unvested RSUs outstanding at June 30, 2023	336,520	42,021	378,541

2021 Annual Meeting Awards

Awards to non-executive members of the Board of Directors ("Director awards") under the 2021 Annual Meeting Awards

The Director awards that were granted in 2021 consist of an aggregate 68,600 options and RSUs as follows:

•
41,400 tenure-based options and RSUs (15,300 options and 26,100 RSUs) vesting 12 months from the grant date.
o
Includes 6,900 tenure-based options and RSUs (4,350 RSUs and 2,550 options) were granted to each of the six non-executive board members based on the vesting terms detailed above.
•
27,200 tenure-based options and RSUs (9,850 options and 17,350 RSUs) vesting on the first, second and third anniversary of the grant date in equal amounts (i.e., 1/3 of the RSUs and options will vest on each anniversary of the grant date, being on December 22 of each relevant year).
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

Non-Executive Director awards under the 2022 Annual Meeting Awards

The Director awards consist of an aggregate 71,936 options and RSUs (21,580 options and 50,356 RSUs) vesting 12 months from the grant date.

•
17,984 tenure-based options and RSUs (12,589 RSUs and 5,359 options) granted to each of the four non-executive board members based on the vesting terms detailed above.

2023 Annual Meeting Awards

Awards to the CEO under the 2023 Annual Meeting Awards

On June 6, 2023, the CEO was issued an aggregate 100,000 options with 33.3% of those options vesting annually commencing on June 6, 2024.

Non-Executive Director awards under the 2023 Annual Meeting Awards

The Director awards consist of an aggregate 82,566 options and RSUs as follows:

•
52,926 tenure-based options and RSUs (15,876 options and 37,050 RSUs) vesting 12 months from the grant date.
o
8,821 tenure-based options and RSUs (2,646 options and 6,175 RSUs) granted to each of the six non-executive board members based on the vesting terms detailed above.

•
29,640 tenure-based options and RSUs (8,892 options and 20,748 RSUs) vesting on the first, second, and third anniversary of the grant date in equal amounts (i.e 1/3 of the options and RSUs will vest on each anniversary of the grant date, being June 6 of each relevant year)
o
14,820 tenure-based options and RSUs (4,446 options and 10,374 RSUs) granted to Cary Vance and Robert McNamara as an initial grant in connection with their appointment to the Board of Directors.

Employee Stock Purchase Plan

In June 2023, the stockholders approved the AVITA Medical, Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on July 1, 2023. On June 30, 2023, the Company filed Registration Statement on Form S-8 to register 1,000,000 shares of common stock under the ESPP, as a result of the Company’s stockholders approving the ESPP at the 2023 Annual Meeting. The ESPP is implemented by a series of offering periods, each of which is six months in duration, with new offering periods commencing on the first trading date of June and December of each year. The first offering period for the ESPP is July 3 – November 30, 2023. Subsequent offering periods will be the first trading day of November to the last trading day of May and the first trading date of June to the last trading day of December.

The ESPP provides eligible employees with an opportunity to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 5,000 shares of common stock during an offering period. Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each six-month purchase period. The purchase price of the shares is 85% of the lower of the fair market value of the common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the related offering period.

Participants may withdraw from the offering at least 21 days before the purchase date. Accrued contributions that have not yet been used to purchase shares of common stock will be repaid to the participant. Termination of employment at least 30 days prior to the purchase date results in withdrawal from the offering and contributions are returned to the participant. If termination of employment occurs within 30 days of the purchase date, contributions are used to purchase shares on the purchase date.

Employee payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date. As of June 30, 2023 and December 31, 2022, the Company does not have any accrued payroll contributions.

15. Income Taxes

Tax expense for the three-months ended June 30, 2023 and 2022 was $13,000 and $4,000, respectively, and $43,000 and $8,000 for the six-months ended June 30, 2023 and 2022, respectively. These amounts are related to state minimum taxes.

16. Net Loss per Share

The following is a reconciliation of the basic and diluted loss per share computations:

	Three-Months Ended		Six-Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
(in thousands, except per share amounts)
Net Loss	$10,384	$6,261	$19,604	$15,724
Weighted-average common shares—outstanding, basic and diluted	25,240	24,971	25,221	24,955
Net loss per common share, basic and diluted	$0.41	$0.25	$0.78	$0.63

	Three-Months Ended		Six-Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Anti-dilutive shares excluded from diluted net loss per common share:
Stock options	2,675,458	1,774,070	2,675,458	1,774,070
Restricted stock units	378,541	220,920	378,541	220,920

The Company’s basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the relevant period. In accordance with ASC 710-10, 105,577 shares of common stock held by the rabbi trust are excluded from the denominator in the basic and diluted net loss per common share calculations. For details on shares of common stock held by the rabbi trust refer to Note 17. For the purposes of the calculation of diluted net loss per share, options to purchase common stock, restricted stock units and unvested shares of common stock issued upon the early exercise of stock options have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. Because the Company has reported a net loss for the three-months and six-months ended June 30, 2023, and 2022, diluted net loss per common share is the same as the basic net loss per share for those periods.

17. Retirement Plans

The Company offers a 401(k) retirement savings plan (the “401(k) Plan”) for its employees, including its executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code of 1986, as amended, allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. The Company matches contributions to the 401(k) Plan based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. The Company will match up to 6% of an employee’s compensation that the employee contributes to his or her 401(k) Plan account up to the maximum allowable. Total Company's matching contributions to the 401(k) Plan were $249,000 and $239,000 for the three-months ended June 30, 2023 and 2022, respectively, and $671,000 and $471,000 for the six-months ended June 30, 2023 and 2022, respectively.

Non-Qualified Deferred Compensation Plan

The Company’s NQDC plan, which became effective on October 2021, allows for eligible management and highly compensated key employees to elect to defer a portion of their salary, bonus and RSU awards to later years. Cash deferrals are immediately vested and are subject to investment risk, and a risk of forfeiture under certain circumstances. RSU deferrals are subject to the vesting conditions of the award. Once RSUs vest, subject to a six-month and one day holding period, employees are allowed to diversify the common stock into other investment options offered by the plan. For cash deferrals, the Company matches 4% to 6% (depending on level) of employee contributions. These matching employer contributions are vested over a two-year period with 25% vesting on year one and 75% vesting on year two for employees under 55 years of age. Employer contributions for employees over 55 years of age are immediately vested. Employer contributions to the NQDC plan were $39,000 and $38,000 for the three-months ended June 30, 2023 and 2022, respectively, and $80,000 and $122,000 for the six-months ended June 30, 2023 and 2022, respectively. The Company’s deferred compensation plan liability was $3.8 million and $1.3 million as of June 30, 2023 and December 31, 2022, respectively. These amounts are split between current and long term on the Consolidated Balance Sheets. As of June 30, 2023, $2.6 million is included in Current non-qualified deferred compensation liability and $1.2 million in Non-qualified deferred compensation liability. As of December 31, 2022, $78,000 is included in Current non-qualified deferred compensation liability and $1.3 million in Non-qualified deferred compensation liability. During the second quarter of 2023, the Company had a payout of approximately $82,000 in the deferred compensation liability for a terminated employee.

The fair values of the Company’s deferred compensation plan assets and liability are included in the table below. For additional information on the fair value hierarchy and the inputs used to measure fair value, see Note 4, Fair Value Measurements.

	Fair Value as of June 30, 2023				Fair Value as of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Corporate-owned life insurance policies (1)	$-	$2,091	$-	$2,091	$-	$1,238	$-	$1,238
Non-qualified deferred compensation plan liability (2)	-	3,796	-	3,796	-	1,348	-	1,348

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

Rabbi Trust

During April 2022, the Company established a rabbi trust to hold the assets of the NQDC plan. The rabbi trust holds the COLI asset and the common stock from deferred RSU awards that have vested. The NQDC permits diversification of fully vested shares into other equity securities subject to a six-month and one day holding period. In accordance with ASR 268, Redeemable Preferred Stock, and ASC 718, Compensation — Stock Compensation, prior to vesting, the deferred share awards are classified as an equity instrument and changes in fair value of the amount owed to the participant are not recognized. The redemption amounts of the deferred awards are based on the vested percentage and are recorded outside of permanent equity as Non-qualified deferred compensation share awards on the Consolidated Balance Sheets. As of June 30, 2023, a total of 165,399 shares awards have been deferred, and a total of 105,577 shares were vested at the redemption value of $892,000. As of December 31, 2022, a total of 253,048 share awards have been deferred, and a total of 17,927 awards vested with a redemption value of $127,000. Vested shares are converted to common stock and are reclassified to permanent equity. Common stock held in the rabbi trust is classified in a manner similar to treasury stock and presented separately on the Consolidated Balance Sheets as Common stock held by the NQDC plan.

The following table summarizes the eligible share award activity as of June 30, 2023 and December 31, 2022 (in thousands):

	As of
(in thousands)	June 30, 2023	December 31, 2022
Non-qualified deferred compensation share awards:
Balance at inception/beginning of period	$557	$-
Change in classification of deferred compensation share awards	-	192
Stock-based compensation expense	411	471
Change in redemption value	1,025	21
Vesting of share awards held by NDQC	(765)	(127)
Ending Balance	$1,228	$557

18. Subsequent Events

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

Please see “Special Statement Regarding Forward-Looking Statements” on page 3.

Overview

AVITA Medical, Inc. ("we", "our", "us") is a regenerative medicine company leading the development and commercialization of devices and autologous cellular therapies for skin restoration. Our patented and proprietary RECELL® System technology platform harnesses the regenerative properties of a patient’s own skin to create Spray-On Skin™Cells, an autologous skin cell suspension that is sprayed onto the patient to regenerate natural healthy skin.

Our objective is to become the leading provider of regenerative medicine addressing unmet medical needs in burn injuries, full-thickness skin defects, and in skin repigmentation, such as vitiligo. To achieve this objective, we plan to:

•
Become the standard of care in the U.S. burns industry by increasing RECELL System penetration in burn centers and with burn physicians
•
Continue to commercialize the RECELL System in the U.S. for treatment of full-thickness skin defects with both inpatient and outpatient reimbursement in place
•
Conduct a post-market study to demonstrate both the repigmentation and mental health benefits after treatment of stable vitiligo lesions using RECELL
•
Launch RECELL GO following FDA approval to increase market adoption, expand our customer base, and facilitate international commercialization
•
Commercialize the RECELL System in the U.S. for treatment of vitiligo lesions following the expected receipt of in-office reimbursement for the use of RECELL in the physician office setting, which we anticipate in 2025
•
Further invest in our RECELL System platform to automate and improve workflow, speed, and ease of use as it relates to specific indications, as well as to build upon our intellectual property estate
•
Continue to build upon commercial activities in Japan through our partnership with COSMOTEC Company, Ltd with our current PMDA approval for RECELL with an indication in burns
•
Develop and pursue viable commercial activities outside of the U.S. and Japan following the FDA approvals of the RECELL System for full-thickness skin defects and vitiligo
•
Pursue business development opportunities that are complementary to our core RECELL System indications and/or our targeted markets

•
Improve our margins and profitability by leveraging our current team and infrastructure across an expanding base of business in burns and in future indications

Business Environment and Current Trends

There remains significant uncertainty in the current macroeconomic environment due to factors including supply chain shortages, increased cost of healthcare, increased inflation rates, a competitive and tight labor market, and other related global economic conditions and geopolitical conditions. Additionally, there have been various economic indicators that the United States economy may be entering a recession in upcoming quarters. If these conditions continue or worsen, they could adversely impact our future operating results. An economic recession could potentially impact the general business environment and the capital markets, which may have a material negative impact on our financial results.

Changes in reimbursement rates by third party payors may place additional financial pressure on hospitals and the broader healthcare system. Healthcare institutions may take actions to mitigate any persistent pressures on their budgets and such actions could impact the future demand for our products. Geopolitical conditions may also impact our operations. Although we do not have operations in Russia or Ukraine, the continuation of the Russia-Ukraine military conflict and/or an escalation of the conflict beyond its current scope may further weaken the global economy and could result in additional inflationary pressures and supply chain constraints.

Recent Developments

On June 7, 2023, the FDA approved a PMA supplement for full-thickness skin defects based on results of our trial for soft tissue repair and reconstruction. Following this approval, we commenced a commercial launch on June 8, 2023.

On June 16, 2023, the FDA approved a PMA application for the repigmentation of stable depigmented vitiligo lesions. We plan to commence a full commercial launch following the expected receipt of in-office reimbursement for the use of RECELL in the physician office setting, which we anticipate in 2025.

On June 29, 2023, we submitted a PMA supplement to the FDA for our automated cell disaggregation device, RECELL GO™. RECELL GO maintains the FDA Breakthrough Device designation from predecessor devices. Under the Breakthrough Device program, the submission will receive prioritized, interactive review with approval expected by December 29, 2023.

Corporate History

The Company began as a laboratory spin-off in the Australian State of Western Australia. The Company's former parent company, Clinical Cell Culture (“C3”), was formed under the laws of the Commonwealth of Australia in December 1992 and changed its name to AVITA Medical Ltd in 2008 ("AVITA Australia"). AVITA Australia’s ordinary shares originally began trading in Australia on the Australian Securities Exchange (“ASX”) on August 9, 1993. AVITA Australia's American Depositary Shares (“ADSs”) traded over the counter on the OTCQX under the ticker symbol “AVMXY” from May 14, 2012, through September 30, 2019, and its ADSs began trading on Nasdaq on October 1, 2019, under the ticker symbol “RCEL.”

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

The Company’s CHESS Depositary Interests (“CDIs”) are quoted on the ASX under AVITA Australia’s former ASX ticker code, “AVH”. The Company’s shares of common stock are quoted on Nasdaq under AVITA Australia's former Nasdaq ticker code, “RCEL.” One share of common stock on Nasdaq is equivalent to five CDIs on the ASX.

On November 8, 2021, the Company changed its fiscal year-end from June 30th to December 31st. The decision to change the fiscal year-end to a calendar year end was to align our reporting cycle more closely with how we manage our business.

Results of Operations for the three-months ended June 30, 2023 compared to the three-months ended June 30, 2022.

The table below summarizes the results of our operations for each of the periods presented (in thousands).

	Three-Months Ended		$	%
Statement of Operations Data:	June 30, 2023	June 30, 2022	Change	Change
Revenues	$11,753	$8,335	3,418	41%
Cost of sales	(2,204)	(1,386)	(818)	(59)%
Gross profit	9,549	6,949	2,600	37%
BARDA income	530	551	(21)	(4)%
Operating Expenses:
Sales and marketing expenses	(10,003)	(5,332)	(4,671)	(88)%
General and administrative expenses	(6,165)	(5,471)	(694)	(13)%
Research and development expenses	(5,076)	(3,059)	(2,017)	(66)%
Total operating expenses	(21,244)	(13,862)	(7,382)	(53)%
Operating loss	(11,165)	(6,362)	(4,803)	(75)%
Interest expense	(7)	(4)	(3)	(75)%
Other income	801	109	692	635%
Loss before income taxes	(10,371)	(6,257)	(4,114)	(66)%
Income tax expense	(13)	(4)	(9)	(225)%
Net loss	$(10,384)	$(6,261)	(4,123)	(66)%

Total net revenues increased by 41%, or $3.4 million, to $11.8 million, compared to $8.3 million in the corresponding period in the prior year. Our commercial revenue, which excludes BARDA revenue, was $11.7 million in the three-months ended June 30, 2023, an increase of $3.4 million, or 42%, compared to $8.2 million in the corresponding period in the prior year. The growth in commercial revenues was largely driven by deeper penetration within individual customer accounts along with the commencement of commercial sales with our partner COSMOTEC in Japan.

Gross profit margin was 81% compared to 83% in the corresponding period in the prior year. The decrease was largely driven by lower production in one month of the quarter caused by the need to qualify new vendors for certain manufacturing components. However, throughout the process of strengthening our supply chain we maintained our perfect service level.

BARDA income decreased 4% or $21 thousand to $0.5 million, compared to $0.6 million in the corresponding period in the prior year due to reimbursable clinical trials winding down. BARDA income consisted of funding from the Biomedical Advanced Research and Development Authority, under the Assistant Secretary for Preparedness and Response, within the U.S. Department of Health and Human Services, under ongoing USG Contract No. HHSO100201500028C.

Total operating expenses increased by 53% or $7.4 million to $21.2 million, compared with $13.9 million in the corresponding period in the prior year.

Sales and marketing expenses increased by 88%, or $4.7 million, to $10.0 million, compared to $5.3 million in the corresponding period in the prior year. Higher costs in the current year were primarily related to higher salaries and benefits and commissions. The increase in salaries and benefits is due to the preparation of the commercial launch of Full Thickness Skin Defect Launch ("FTSD") that occurred in June 2023. Higher commissions were directly associated with the increase in revenues.

General and administrative expenses increased by 13%, or $0.7 million, to $6.2 million, compared to $5.5 million in the same period in the prior year. The increase was attributable to deferred compensation expense and professional fees, partially offset by lower stock-based compensation. The increase in deferred compensation expense is driven by our deferred compensation liability, which generally tracks the movements in the stock market. Higher professional fees were primarily due to the timing of our annual general meeting in the current year. Lower stock-based compensation in the current period is due to the termination of two former executive officers during Q1 2023, which resulted in an acceleration of the expense in Q1 2023.

Research and development expenses increased by 66%, or $2.0 million, to $5.1 million, compared to $3.1 million in the same period in the prior year. The increase is due to the development of the next generation RECELL GO for preparation of Spray-On Skin Cells, which resulted in a PMA submission in June 2023, and additional costs associated with the deployment of a team of Medical Science Liaisons, for the FTSD launch in June 2023. The increase was partially offset by lower clinical trial expenses for vitiligo, FTSD and pediatrics as trial participants largely completed follow-up in 2022 reducing the associated expenditure in the current period.

Results of Operations for the six-months ended June 30, 2023 compared to the six-months ended June 30, 2022.

The table below summarizes the results of our operations for each of the periods presented (in thousands).

	Six-Months Ended		$	%
Statement of Operations Data:	June 30, 2023	June 30, 2022	Change	Change
Revenues	$22,303	$15,874	6,429	41%
Cost of sales	(3,871)	(3,164)	(707)	(22)%
Gross profit	18,432	12,710	5,722	45%
BARDA income	1,157	1,285	(128)	(10)%
Operating Expenses:
Sales and marketing expenses	(16,543)	(10,160)	(6,383)	(63)%
General and administrative expenses	(14,460)	(13,005)	(1,455)	(11)%
Research and development expenses	(9,662)	(6,679)	(2,983)	(45)%
Total operating expenses	(40,665)	(29,844)	(10,821)	(36)%
Operating loss	(21,076)	(15,849)	(5,227)	(33)%
Interest expense	(11)	(4)	(7)	(175)%
Other income	1,526	137	1,389	1014%
Loss before income taxes	(19,561)	(15,716)	(3,845)	(24)%
Income tax expense	(43)	(8)	(35)	(438)%
Net loss	$(19,604)	$(15,724)	(3,880)	(25)%

Total net revenues increased by 41%, or $6.4 million, to $22.3 million, compared to $15.9 million in the corresponding period in the prior year. Our commercial revenue, which excludes BARDA revenue, was $22.1 million in the six-months ended June 30, 2023, an increase of $6.4 million, or 43%, compared to $15.7 million in the corresponding period in the prior year. The growth in commercial revenues was largely driven by deeper penetration within individual customer accounts along with the commencement of commercial sales with our partner COSMOTEC in Japan.

Gross profit margin increased by 3% to 83% compared to 80% in the corresponding period in the prior year. The increase in gross profit margin is largely driven by higher production along with lower shipping costs.

BARDA income decreased 10% or $0.1 million to $1.2 million, compared to $1.3 million in the corresponding period in the prior year due to reimbursable clinical trials winding down.

Total operating expenses increased by 36% or $10.8 million to $40.7 million, compared with $29.8 million in the corresponding period in the prior year.

Sales and marketing expenses increased by 63%, or $6.4 million, to $16.5 million, compared to $10.2 million incurred in the corresponding period in the prior year. Higher costs in the current year were primarily attributed to higher salaries and benefits, commissions, recruitment fees and travel costs. The increase in salaries and benefits and recruitment fees are due to the preparation of the commercial launch of FTSD in June 2023. Higher commissions and travel costs were directly associated with the increase in revenues.

General and administrative expenses increased by 11%, or $1.5 million, to $14.5 million, compared to $13.0 million incurred in the same period in the prior year. The increase was attributable to deferred compensation expense, professional fees, and severance costs, partially offset by lower stock-based compensation. The increase in deferred compensation expense is driven by our deferred compensation liability which generally tracks the movements in the stock market. Higher professional fees were primarily due to the timing of our annual general meeting in the current year. Severance costs in the current year were due to the termination of two former executive officers. Lower stock-based compensation in the current year is due to the acceleration of expense for certain performance milestones being met in the prior year, partially offset by the current period acceleration related to the termination of two former executive officers in the current year.

Research and development expenses increased by 45%, or $3.0 million, to $9.7 million, compared to $6.7 million incurred in the same period in the prior year. The increase is due to the development of the next generation RECELL GO for preparation of Spray-On Skin Cells, which resulted in a PMA submission in June 2023, and additional costs associated with the deployment of a team of MSLs, for the FTSD launch in June 2023. The increase was partially offset by lower clinical trial expenses for vitiligo, soft tissue and pediatrics as trial participants largely completed follow-up in 2022 reducing the associated expenditure in the current period.

Liquidity and Capital Resources

Overview

We expect to utilize cash reserves until U.S. sales of our products reach a level sufficient to fund ongoing operations. AVITA Medical has historically funded its research and development activities, and more recently its substantial investment in sales and marketing activities, through raising capital by issuing securities, and it is expected that similar funding will be obtained to provide working capital if and when required. As of June 30, 2023, the Company had approximately $37.5 million in cash and cash equivalents and $31.3 million in marketable securities and believes it has sufficient cash reserves to fund operations for the next 12-months. If the Company is unable to raise capital in the future, the Company may need to curtail expenditures by scaling back certain research and development or other programs.

Financing Activities

In March 1, 2021, the Company completed an underwritten offering of its common stock for gross proceeds of approximately $69.1 million. AVITA Medical also benefits from cash inflows from the BARDA contract. We entered into the contract on September 29, 2015, and the scope has expanded through a number of amendments to the contract. The current contract period continues to December 31, 2023, with the option by BARDA to terminate earlier. The contract provided funding for the development of the RECELL System. The contract will continue to provide funding for future use of the product as a medical countermeasure to assist disaster preparedness and response in the U.S. for mass casualty events involving burn injuries.

On April 14, 2023, the Company entered into a Sales Agreement with Cowen and Company, LLC pursuant to which the Company may sell from time-to-time up to 3,799,164 shares of its common stock (the “2023 ATM Program”). During the quarter ended June 30, 2023, the Company did not make any sales under the 2023 ATM Program.

Given the above, we believe there is presently sufficient working capital to support our committed research and development programs and other activities over the next twelve months.

The following table summarizes our cash flows for the periods presented (in thousands):

	Six-Months Ended
(In Thousands)	June 30, 2023	June 30, 2022
Net cash used in operations	$(18,174)	$(12,877)
Net cash provided/(used) in investing activities	37,150	(7,845)
Net cash provided by financing activities	342	1
Effect of foreign exchange rate on cash and cash equivalents and restricted cash	3	(52)
Net increase/(decrease) in cash and cash equivalents and restricted cash	19,321	(20,773)
Cash and cash equivalents and restricted cash at beginning of the period	18,164	55,712
Cash and cash equivalents and restricted cash at end of the period	37,485	34,939

Net cash used in operating activities was $18.2 million and $12.9 million during the six-months ended June 30, 2023, and 2022, respectively. The increase in net cash used in operations was primarily due to higher operating costs, partially offset by increased revenues.

Net cash provided by investing activities was $37.2 million and net cash used in investing was $7.8 million during the six-months ended June 30, 2023 and 2022, respectively. The increase in cash provided by investing activities is primarily attributable to our maturities of marketable securities, whereas in the prior year we purchased marketable securities.

Net cash provided by financing activities was $0.3 million and $1 thousand during the six-months ended June 30, 2023, and 2022, respectively. The increase in cash provided by financing activities is related to proceeds from the exercises of stock options.

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

For the six-months ended June 30, 2023, there were no dividends paid and we have no plans to commence the payment of dividends. We have no purchase commitments or long-term contractual obligations or purchase commitments, except for lease obligations as of June 30, 2023. Refer to Note 6 of our Consolidated Financial Statements for further details on our lease obligations. In addition, we have no off-balance sheet arrangements (as defined in the rules and regulations of the SEC) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We have no committed plans to issue further shares on the market but will continue to assess market conditions and the Company’s cash flow requirements to ensure the Company is appropriately funded in order to pursue its various opportunities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of June 30, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal year 2023 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1. LEGAL PROCEEDINGS

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial condition. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. RISK FACTORS

In addition to the risk factor set forth below and the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2022 (the “2022 Annual Report”) and as updated in the Company’s subsequent Quarterly Reports on Form 10-Q. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Except as disclosed below, there have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in our 2022 Annual Report.

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

Development and commercialization of our products require successful completion of the regulatory approval process and any delays or failures in obtaining regulatory approvals for improvements to or expanded indications for our current offerings, could prevent, delay or adversely impact commercialization of our products.

In the United States, as well as other jurisdictions, we have been and will be required to apply for and receive regulatory authorization before we can market our products. For instance, our RECELL System has been approved by the U.S. Food and Drug Administration and regulatory authorities in Australia, the EU and Japan for use in certain treatments of burns, acute wounds, scars and vitiligo. However, we will require additional clinical data or approvals from regulatory authorities within these countries to market the product for the treatment of other indications, and from any other jurisdictions in which we seek to market the product. This process can be time-consuming and complicated and may be unsuccessful or otherwise result in unanticipated delays or fail altogether. To secure marketing authorization, an applicant generally is required to submit an application that includes the data supporting preclinical and clinical safety and effectiveness as well as detailed information on the manufacturing and control of the product, proposed labeling and other additional information. Before marketing authorization is granted, regulatory authorities may require the inspection of the manufacturing facility or facilities and quality systems (including those of third parties) at which the product candidate is manufactured and tested, as well as potential audits of the non-clinical and clinical trial sites that generated the data cited in the marketing authorization application.

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

Additionally, any future regulatory approvals that we receive may also contain requirements for costly post-marketing testing and surveillance to monitor the safety and effectiveness of the product. Once a product is approved, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export, and record keeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submission of safety and other post-marketing reports, registration, and continued compliance with good manufacturing practices for any clinical trials that we conduct post-approval.

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

Although the COVID-19 pandemic has ended, supply chain disruptions, raw material shortages, and inflationary pressures may continue for the foreseeable future. Due to the cost and regulatory requirements associated with qualifying multiple suppliers, in the prior year we single-sourced some of our material components. To the extent that any of these single sourced suppliers experienced disruptions in deliveries due to production, quality, or other issues, we were potentially subject to similar production delays or unfavorable cost increases. In the current quarter, we invested resources in obtaining additional suppliers for some of our key raw materials. This resulted in a decrease in our gross margin, however, the Company is now in a better position to mitigate supply chain risk and manage operations and cash flow.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

(a) The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K12B filed on June 30, 2020)

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the registrant’s Form 10-KT filed on February 28, 2022)

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 of the registrant’s Form 10-KT filed on February 28, 2022)

10.1	Amendment No. 1 to the 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 7, 2023) †

10.2	AVITA Medical, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on June 7, 2023) †

10.3	Executive Employment Agreement between the registrant and David O'Toole dated June 17, 2023†*

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32**	18 U.S.C. Section 1350 Certifications

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Management contract or compensation plan or arrangement

* Filed herewith

** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 10, 2023	AVITA MEDICAL, INC.

		By:	/s/ James Corbett
James Corbett
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ David O'Toole
David O'Toole
Chief Financial Officer
(Principal Financial and Accounting Officer)