Form 10-K
period 2023-12-31
AVITA Medical, Inc.
filed 2024-02-22
CIK 1762303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39059

AVITA MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	85-1021707
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

28159 Avenue Stanford

Suite 220

Valencia, CA 91355

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (661) 367-9170

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RCEL	Nasdaq Capital Market

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

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was approximately $431,861,022 on June 30, 2023, using the closing price on that day of $17.01.

The number of shares of the registrant’s $0.0001 par value common stock outstanding as of February 7, 2024 was 25,706,662.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980)

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) and our other public filings contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. Forward-looking statements can sometimes, but not always, be identified by words such as “believe,” “expect,” “anticipate,” “contemplate,” “continue,” “estimate,” “goal,” “guidance,” “forecast,” “look forward,” “outlook,” “predict,” “project,” “plan,” “should,” “target,” “intend,” “may,” “will,” “would,” “potential” and similar expressions to future periods. Forward-looking statements are not based on historical facts but rather represent current expectations and assumptions. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation: future revenues; solvency; industry market conditions; increased competition; changes in our production capacity; failure to obtain, maintain and enforce our intellectual property rights; failure to obtain and/or maintain regulatory approvals and comply with applicable regulations;; the conduct or outcome of pre-clinical or clinical (human) studies; operational and management restructuring activities; our ability to find and maintain partnerships relating to collaborations, strategic arrangements and licensing arrangements; our ability to expand our sales organization to address effectively existing and new markets that we intend to target; our ability to attract and retain qualified personnel, including management; tax and interest rates; inflation, recession, financial market disruptions and other economic conditions; productivity, business process, rationalization, investment, acquisition and acquisition integrations, consulting, operational, tax, financial and capital projects and initiatives; changes in the legal or regulatory environment; the impact of a cybersecurity breach, terrorist attack, pandemic or epidemic, or natural disaster; and future working capital, costs, revenues, business opportunities, cash flows, margins, earnings and growth.

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

As used herein, unless the context otherwise requires, references to "we,” “our,” “us,” “the Company,” and “AVITA Medical” refer to AVITA Medical, Inc., a Delaware corporation, and its subsidiaries (including AVITA Medical Pty Limited ("AVITA Australia").

Currency

In this Annual Report, all references to “dollars” or “$” are to the currency of the United States.

PART I

Item 1. BUSINESS

OVERVIEW

AVITA Medical is a commercial-stage regenerative medicine company transforming the standard of care in wound care management and skin restoration with innovative devices. At the forefront of our portfolio is our patented and proprietary RECELL® System (“RECELL System” or “RECELL”), approved by the United States Food & Drug Administration (“FDA”) for the treatment of thermal burn wounds and full-thickness skin defects, and for repigmentation of stable depigmented vitiligo lesions. RECELL harnesses the regenerative properties of a patient’s own skin to create an autologous skin cell suspension, Spray-On Skin™ Cells, delivering a transformative solution at the point of care. This breakthrough technology serves as the catalyst for a new treatment paradigm enabling improved clinical outcomes.

CORPORATE HISTORY

AVITA Australia, the former parent company of AVITA Medical, was founded in December 1992. AVITA Australia began trading its American Depositary Shares on the Nasdaq Capital Market (“Nasdaq”) under the symbol “RCEL” on October 1, 2019. Today, our common stock trades on the Nasdaq under the symbol “RCEL” and our CHESS Depositary Interests (“CDIs”) are traded on the ASX under the symbol “AVH.”

STRATEGY

AVITA Medical is focused on becoming the leading provider of regenerative medicine addressing unmet medical needs in burn injuries, full-thickness skin defects, and in skin repigmentation, such as vitiligo. We will continue to drive commercial revenue growth to generate positive cash flow and achieve operating profit. To achieve these objectives, we intend to:

•
Become the standard of care in the U.S. burns industry by increasing RECELL penetration and adoption in burn centers
•
Expand into U.S. trauma centers to increase utilization of RECELL for the treatment of full-thickness skin defects
•
Launch RECELL GO™ following FDA approval to increase market adoption and expand our customer base
•
Expand our global presence within the European Union and Australia through the exclusive use of third-party distributors
•
Continue to build upon commercial activities in Japan through our partnership with COSMOTEC Company, Ltd (“COSMOTEC”) with our current Pharmaceuticals and Medical Devices Act (“PMDA”) approval for RECELL with an indication in burns
•
Continue to pursue business development opportunities that are complementary to our core RECELL System indications and/or our targeted markets, such as the agreement with Stedical Scientific, Inc. Refer to Footnote 20 for further details
•
Establish commercial payor coverage for the RECELL System in the U.S. for the treatment of vitiligo lesions; initial phase of coverage expected during the fourth quarter of 2025

PRODUCT PORTFOLIO

RECELL Platform

RECELL is a single use, stand-alone, battery operated, autologous cell harvesting device containing enzymatic and buffer solutions, sterile surgical instruments, and actuators. RECELL is FDA approved for the treatment of thermal burn wounds and full-thickness skin defects, and for repigmentation of stable depigmented vitiligo lesions. The platform technology of the RECELL System enables a thin split-thickness skin sample from the patient to be processed and prepared, producing an autologous cellular suspension called Spray-On Skin Cells. These Spray-On Skin Cells are prepared at the point of care in as little as 30 minutes, providing a new way to treat thermal burn wounds and full-thickness skin defects.

The regenerative skin cell suspension includes the patient's own skin cells, including keratinocytes, fibroblasts, and melanocytes, all of which play critical roles in skin regeneration. The application of these cells stimulates healing and repigmentation throughout the wound bed. The patented and proprietary platform technology underlying the Spray-On Skin Cell suspension originated in Australia, based on the seminal work of Professor Fiona Wood and fellow scientist Marie Stoner. In September 2018, the FDA approved RECELL as a Class 3 device through a premarket approval (“PMA”) for the treatment of second and third-degree acute thermal burn injuries in patients 18 years and older. Following receipt of our original PMA, we commenced commercialization of the RECELL System in January 2019 in the United States.

In June 2021, the FDA approved expanded use of RECELL in combination of meshed autografting for acute full-thickness thermal wounds in both pediatric and adult patients, and for full-thickness thermal burns greater than 50% total body surface area (“TBSA”). As a result of having achieved an expanded indication for use in pediatric burns, the Biomedical Advanced Research and Development Authority (“BARDA”) funded U.S. Pediatric Burns trial has been closed to new enrollment.

In February 2022, the FDA approved a PMA supplement for the RECELL Autologous Cell Harvesting Device, an enhanced ease-of-use device aimed at providing clinicians a more efficient user experience and streamlined workflow.

On June 7, 2023, the FDA approved a PMA supplement for full-thickness skin defects based on results from our pivotal trial for soft tissue repair and reconstruction. Following this approval, we commenced a commercial launch on June 8, 2023.

On June 16 2023, the FDA approved a PMA application for the repigmentation of stable depigmented vitiligo lesions. Following FDA approval, the Company established a three-step framework to secure reimbursement. The first step is a post-market study called, TONE. TONE will evaluate repigmentation using the RECELL device and will also seek to measure the improvement in the quality-of life following treatment of stable vitiligo with RECELL. We expect to submit the study for publication by the end of 2024.The second step is to capture the longitudinal healthcare costs for a vitiligo patient through a health economics, which is also expected to be submitted for publication by the end of 2024. Following publication of both studies, it is expected that conversations with commercial payors will begin during the second quarter of 2025. Subsequently, we anticipate commercial coverage will be rolled out on a regional basis, considering state and geographic factors. The initial phase of coverage is likely to begin in the fourth quarter of 2025, with appropriately sized commercial support as coverage is established.

Additionally, on June 29, 2023, we submitted a PMA supplement to the FDA for RECELL GO™. RECELL GO maintains the FDA Breakthrough Device designation from predecessor devices. On September 29, 2023, the Company received notice from the FDA that additional information regarding the PMA supplement is required for the continuation of a substantive review for RECELL GO. This request, which is not unique to the Breakthrough Device Program, placed the application file on hold while the Company addresses the FDA's questions. A category of questions posed by the FDA requires additional in-house testing, which is substantially completed. Consequently, we expect to submit a response to the FDA no later than February 28, 2024. Upon the submission to the FDA, the application will reenter the 180-day cycle, with 90 days remaining in the review period. This timing would imply FDA approval on May 30, 2024, with a product launch on May 31, 2024.

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

The clinical benefits of earlier wound closure are well recognized and include increased survival, reduced hospital length of stay, decreased pain duration, and reduced infection-related complications. However, in large burn injuries, the patient may have insufficient donor skin available to allow for immediate and complete treatment of the entire burn injury area when using traditional grafting techniques. The lack of available healthy donor skin in patients with large burn injuries is often the central problem impacting time to autografting and definitive closure of the wounds. In extensively burned patients, surgeons often must wait until the donor sites have healed so they can re-harvest from the sites, resulting in delays in treatment and closure, requiring multiple procedures, and extending hospital stay. While waiting for donor skin, the burn wounds may be temporarily covered by allogeneic skin (allograft, cadaver skin) or xenograft (typically pig skin). The overall cost of treatment with STSG is expensive - for example it would cost approximately $579,000 and 59.4 days in hospital for a patient with a 40% TBSA mixed-depth burn injury to recover and return to normal day to day activities.

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

Retrospective studies demonstrated that fewer autografting procedures are required for definitive closure of full-thickness burns when using the RECELL System versus conventional autografts. In pediatric cases (N = 284), treatment with the RECELL System resulted in a 56% reduction in the mean number of autograft procedures required compared to National Burn Repository (“NBR”) data. Additionally, in adult patients with greater than 50% TBSA (N=318), the RECELL System resulted in a 60% reduction in the mean number of autograft procedures versus NBR data.

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

The market for the treatment of burns in the U.S. is highly concentrated, with approximately 140 burn centers and approximately 300 burn surgeons who treat the majority of severe burn patients in the country (i.e., ~75%). Accordingly, our target market was predominantly burn centers, of which half are trauma centers. With FDA approval for full-thickness skin defects, we are expanding into these trauma centers, with the goal of capturing approximately 30% of RECELL-eligible burn injuries that are treated outside of dedicated burn centers.

Looking ahead, our goal is to establish RECELL as the standard of care for any burn injury that requires grafting for patients with 5% TBSA injury or greater. In the U.S., we estimate that there are approximately 35,000 patients annually that could benefit from our technology. Each RECELL System can treat up to 10% TBSA, and many patients require more than one device.

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

In the U.S., several existing reimbursement codes were in place prior to the commencement of commercial sales of the RECELL System. For inpatient treatment of burn patients, U.S. hospitals are reimbursed under Diagnosis Related Group ("DRG") Codes based on diagnosis of a patient’s injuries. For physicians, Current Procedural Terminology ("CPT") codes for use in RECELL System procedures are recommended by the American Burn Association and are the same for both inpatient and outpatient use. In August 2020, we filed a Transitional Pass-through Payment Application (“TPT”) with The Centers for Medicare & Medicaid Services (“CMS”) to support a separate, additional Medicare payment for use of the RECELL System in the Outpatient Setting. On November 3, 2021, the Company was informed that CMS approved our TPT submission with the code effective as of January 1, 2022. The new “C” code provides additional payment which offsets the cost of the device in hospital outpatient facilities and ambulatory surgical centers for Medicare beneficiaries over a 2-to-3-year period before converting to a permanent code. Following the granting of the code, the Company is working with commercial carriers to ensure broader coverage. The new “C” code is not indication specific and lays the foundation for growth in other indications outside of acute thermal burns (such as soft tissue repair).

Full-Thickness Skin Defects

A wound is a breach in the integrity of the skin, with full-thickness wounds extending through the dermal layer to deeper tissues. Full-thickness skin defects include traumatic avulsion (e.g. degloving), surgical excision (e.g. necrotizing soft tissue infection), or resection (e.g., skin cancer). The cause or origin of the wound directly impacts healing potential, response to treatment options, and likely complications.

Traumatic Wounds. Traumatic wounds are subdivided by mechanism of injury into lacerations, abrasions, avulsions, crush, penetrating, or bites. Traumatic wounds often arise in high-energy circumstances and result in extensive zones of injury with damage to multiple tissue types. Missing cutaneous tissue, macerated edges, and contamination are common and can complicate wound healing. In the U.S., we estimate there are approximately 122,000 annual procedures that are eligible for treatment with RECELL.

Surgical Wounds. Surgical wounds are precise incisions intentionally created to access underlying organs, relieve compartmental pressure, excise diseased cutaneous tissue (infected or severely inflamed or necrotic), or to harvest tissue for autografting (flaps and grafts). In the U.S., we estimate there are approximately 12,500 annual procedures that are eligible for treatment with RECELL.

Surgical Excisions for Cancer. Surgical excisions for cancer are procedures used to remove and treat various skin cancers. In the U.S., we estimate there are approximately 136,000 annual procedures that are eligible for treatment with RECELL.

Chronic Wounds. Chronic wounds are wounds that do not heal within an expected time frame. These types of wounds include diabetic foot ulcers, venous leg ulcers, pressure ulcers, and non-pressure ulcers. In the U.S., we estimate there are approximately 128,000 annual procedures that are eligible for treatment with RECELL.

Similar to the burns indication, full-thickness skin defects are associated with large areas of skin loss and as such, some of the top unmet needs identified by surgeons are closely aligned:

•
Reduced donor skin harvesting
•
Reduced scarring
•
Reduced pain
•
Uniform pigmentation with surrounding skin

Given the interest to reduce donor skin harvesting, just as with the burns indication, we designed a clinical trial to demonstrate the use of less donor skin without compromising healing outcomes relative to conventional autografting. The trial was essentially a repeat of the successful previous trial in full-thickness burns, but with a population of patients with full-thickness, non-burn injuries. The study design included two co-primary endpoints based on pairwise comparisons where each subject received both RECELL treatment and standard of care treatment: one endpoint had a hypothesis of superiority for donor skin sparing and the other co-primary endpoint had a hypothesis of non-inferiority for healing. Both co-primary endpoints were met, demonstrating statistically significant donor sparing and non-inferior healing outcomes with RECELL versus standard of care, meaning less skin from the patient is required to repair and close the wound without compromising the healing outcomes relative to convention autografting. In addition to these results, RECELL has been successfully used outside the U.S. for many years and there exist several case reports on the treatment of traumatic injuries that have been the subject of peer-reviewed scientific publications and presentations at medical conferences.

In the U.S., we estimate that there are approximately 400,000 full-thickness skin defect procedures annually that are eligible for treatment with RECELL. The majority of our current burn accounts represent opportunities for use of RECELL in the treatment of full-thickness skin defects. In the second quarter of 2023, we expanded our commercial organization from 30 to 70. Our team is targeting approximately 800 acute wound accounts, representing both burn and trauma accounts. In the first half of 2024, we plan to further expand our commercial organization from 70 to 100.

The approval for the treatment of full-thickness skin defects represents a significant opportunity in which we are leveraging our existing resources while also creating synergies with the burns market. Approximately 50% of the U.S. burn centers are classified as trauma centers. Those trauma centers currently utilizing RECELL are now able to use RECELL to treat full-thickness skin defects as these centers have already approved RECELL through their respective VACs. Further, we are expanding our burn market opportunity by virtue of our approval for full-thickness skin defects as we are extending our reach to include trauma centers.

We anticipate RECELL being used in both the inpatient & outpatient settings across a wide range of wound sizes. From a reimbursement perspective, the same DRG code that is currently being used to treat inpatient burns is now being applied for the treatment of full-thickness skin defects. Additionally, the outpatient TPT “C” code we have been granted for RECELL can also be utilized for the treatment of full-thickness skin defects in the outpatient setting.

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

According to the FDA panel in 2021, there is a high level of depression, anxiety, and negative quality of life among vitiligo patients. Interest in vitiligo treatment tends to increase in individuals who have lesions in more visible areas (such as the face, neck and hands) as well as the younger female population. In 2022, over 400,000 patients pursued treatment for vitiligo in the U.S. We estimate that there are approximately 1.3 million people in the U.S. with stable vitiligo and a total addressable market of approximately $5 billion. Vitiligo rates a 7.61 on the Dermatology Life Quality Index (“DLQI”), which is in the same range of other aesthetic dermatological disease analogs which receive healthy positive reimbursement such as Rosacea (5.2), Psoriasis (9.3) and Atopic Dermatitis (12.79).

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

Following FDA approval, we established a three-step framework to secure reimbursement. The first step is a post-market study called, TONE. The second step is to initiate a health economics study to capture the longitudinal healthcare costs for a vitiligo patient. We expect to submit these two studies for publication by the end of 2024. Following publication of these studies, we plan to start conversations with commercial payors during the second quarter of 2025. Consequently, we anticipate commercial coverage will be rolled out on a regional basis, considering state and geographic factors. The initial phase of coverage is likely to begin in the fourth quarter of 2025, with appropriately sized commercial support as coverage is established.

INTERNATIONAL STRATEGY

In international markets, the RECELL System has received various approvals and registrations to promote skin healing in a wide range of applications including, burns, full-thickness skin defects, and vitiligo. These endorsements include

TGA registration in Australia, CE mark approval in Europe, and PMDA approval in Japan under the Pharmaceuticals and Medical Devices Act for burns. Our global commercialization strategy is focused on Australia, the European Union, and Japan.

In February 2019, we entered into a partnership with COSMOTEC, an M3 Group company, to market and distribute the RECELL System in Japan. Following the approval of reimbursement pricing by the Japanese Ministry of Health, Labor, and Welfare, COSMOTEC began the commercial launch of RECELL in September 2022.

As part of our strategic growth plans, we plan to expand our global presence within the European Union and Australia through the exclusive use of third-party distributors. In November 2023, we entered into our first European distribution partnership with PolyMedics Innovations GmbH. PolyMedics Innovations will lead our expansion into Germany, Austria, and Switzerland.

We plan to actively identify new distribution partners in our focused markets over the next 6 to 12 months.

RESEARCH & DEVELOPMENT

Our research and development activities are focused on advancing our innovative products and building a comprehensive portfolio of solutions, as well as developing clinical applications to advance the management of wound care. Additionally, we continue to conduct clinical studies to provide further efficacy and health economic evidence.

We continue to commit resources to product development to ensure the RECELL system continues to evolve and that we maintain robust patent protection. In June 2023, we submitted a PMA supplement to the FDA for RECELL GO™. RECELL GO is comprised of a reusable durable base unit and a single-use sterile cartridge. The RECELL GO system aims to control the current manual process of cell disaggregation and filtration, as well as soak time, reducing variability across medical providers compared to the current device. This revolutionary design will also reduce training requirements, allowing us to leverage our sales team more effectively. In turn, we believe the reduction in training medical professionals will lead to increased adoption across our indications and the broader market. Additionally, RECELL GO offers us an opportunity to expand our intellectual property portfolio. With each iteration of our RECELL System, we anticipate preservation of the therapeutic power of Spray-on Skin Cells, deployed in devices that become appropriate for use in an increasing range of clinical settings. This is particularly important as we aim to enter the dermatology space, where there is a shift toward an emphasis on the volume of patients treated in a day.

RECELL GO maintains the FDA Breakthrough Device designation from predecessor devices. On September 29, 2023, we received notice from the FDA that additional information regarding the PMA supplement is required for the continuation of a substantive review for RECELL GO. This request, which is not unique to the Breakthrough Device Program, placed the application file on hold while we address the FDA's questions. A category of questions posed by the FDA requires additional in-house testing. The testing is already underway and we expect to submit a response to the FDA no later than February 28, 2024. Upon submitting a response to the FDA, the application will reenter the 180-day cycle, with 90 days remaining in the review period. This timing would imply a product launch on May 31, 2024.

TONE will evaluate repigmentation using the RECELL device and will also seek to measure the improvement in the quality-of life following treatment of stable vitiligo with RECELL. TONE, including publication, is expected to be complete by the end of 2024. The second step is to initiate a health economics study to capture the longitudinal healthcare costs for a vitiligo patient, which is expected to be completed by the end of 2024. The purpose of these studies is to demonstrate how treating vitiligo with RECELL can significantly reduce the lifetime healthcare cost of patients. As a result, commercial payors will stand to benefit economically by providing coverage of RECELL for the repigmentation of stable depigmented vitiligo lesions. Following publication of these studies, we expect conversations with commercial payors to begin during the second quarter of 2025. Commercial coverage will be rolled out on a tiered basis based on state and geographic factors. The Company anticipates that the initial phase of reimbursement coverage will likely begin in the fourth quarter of 2025, with appropriately sized commercial support as coverage is established.

SALES AND MARKETING

Our commercial organization is focused on clinical case support, staff training, and building awareness to further expand interest in the clinical and economic benefits of RECELL. It is not uncommon in the treatment of wounds to have rotating staff and it is our commitment for all those working with RECELL to be comfortable with the technology both during the procedure as well as during aftercare.

We sell RECELL in the U.S. through our direct commercial organization of 70 individuals, which consists of 10 managers, 40 regenerative tissue specialists, and 20 clinical training specialists. Our commercial organization is composed of highly experienced medical sales representatives as well as former burn and trauma nurses. This organization covers both thermal and non-thermal wound accounts. We plan to further expand our commercial organization to 108 in the first half of 2024.

HUMAN CAPITAL

AVITA Medical’s investment in the U.S. commercial success of RECELL has led to the development of best-in-class teams supporting sales, clinical education and training, reimbursement, medical affairs, as well as corporate management and infrastructure. As of December 31, 2023, we had 207 full-time and part-time employees. As of December 31, 2023, 99% of our workforce was based in the United States, with a significant number of our management and professional employees having prior experience with leading medical product, biotech, or pharmaceutical companies. None of our employees are covered by collective bargaining agreements.

We embrace differences, diversity and varying perspectives amongst our employee base and are proud to be an equal opportunity employer. We do not discriminate based on race, religious creed, color, national origin, ancestry, physical disability, mental disability, medical condition, genetic information, marital status, sex, gender, gender identity, gender expression, age, military or veteran status, sexual orientation or any other protected characteristic established by federal, state, or local laws. A diverse workforce as well as an inclusive culture and work environment are fundamentally important and strategic to us, beginning with our Board of Directors and CEO and extending to all levels of the Company. As of December 31, 2023, the Directors of the Company were 28.5% female, our senior executive team was 30% female and our total employee base was 50.2% female. In addition to promoting gender diversity, we encourage ethnically diverse talent when recruiting as well as providing employee training and development focusing on workplace diversity and inclusion.

INTELLECTUAL PROPERTY

We seek to protect our intellectual property, core technologies, and other know-how through a combination of patents, trademarks, trade secrets, confidentiality agreements, licenses, and IP assignments with our employees, consultants, business partners, suppliers, customers, and others. Additionally, we rely on our research and development program, clinical trials, know-how and marketing programs to advance our products and product candidates, and to expand our intellectual property rights.

As powerful complements to our IP rights, we also believe that the regulatory approval processes around the world will continue to provide additional and significant barriers to entry against meaningful competition.

As of December 31, 2023, AVITA Medical’s patent portfolio comprised 22 patent grants and 31 pending patent applications worldwide, with patent coverage either secured or in progress in the U.S., China, Japan, Australia, Brazil, Canada, France, Germany, Hong Kong, Italy, Spain, the United Kingdom, and at the European Patent Office (“EPO”).

AVITA Medical’s patent portfolio covers the original RECELL product, all-in-one RECELL, RECELL GO, methods of using the RECELL System, methods of evaluating the therapeutic potential of Regenerative Epidermal Suspension (“RES”), a cell-free and allogeneic RES supernate, and methods of preparing a cell suspension with exogenous agents to promote wound healing. We expect that our research and development pipeline, strategic partnerships, and improvements to the RECELL System and RES will result in additional and diverse patent applications in the next calendar year.

In 2019, AVITA Medical filed a Patent Term Extension (“PTE”) application with the U.S. Patent and Trademark for U.S. Patent No. 9,029,140, which covers the RECELL System, as a result of patent term lost to the FDA regulatory process. The PTE application was approved, and the patent term of U.S. Patent No. 9,029,140, has been extended to April 9, 2024. AVITA Medical’s other patents have expected expiration dates ranging from 2032 to 2033, while AVITA Medical’s pending patent applications, if granted, would have expiration dates ranging from 2032 to 2042.

Additionally, AVITA Medical owns and defends a global trademark portfolio comprising 142 registered trademarks, common or state law trademarks, and pending trademark applications, including “AVITA Medical,” the AVITA Medical logo, “RECELL,” “Spray-On Skin,” the RECELL System logo, “RES,” and others in the U.S. and international markets. In addition to patent and trademark protection, the Company also relies on trade secrets, know-how, and other proprietary information to develop and maintain our competitive position. We have robust confidentiality and invention disclosure procedures in place that incentivize our employees to innovate and allow us to maintain our rights to AVITA Medical innovations.

FACILITIES

AVITA Medical leases approximately 17,500 square feet of administrative and office space in Valencia, California that is currently leased through October 31, 2026. The Company operates an FDA-registered production plant in Ventura, California, in a 27,480 square foot facility that is currently leased through September 30, 2027. The Ventura facility has one 3-year option to extend the lease, at our sole option, which allows for a total lease extension period through September 30, 2030. The Company also has an administrative office lease in Irvine, California of approximately 10,700 square feet that is currently leased through the end of July

2028. We also lease a limited amount of incubator space in Irvine, California for scientific research and product development activities.

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

Within the Ventura facility we perform the final manufacturing, assembly, packaging, and warehousing of the RECELL System. Also included within the Ventura facility is a secure controlled-temperature warehouse that complies with the vendor-managed inventory (“VMI”) requirements of the contract with BARDA. The VMI contract with BARDA terminated on December 31, 2023.

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

BARDA CONTRACT

We have a contract with BARDA, under the Assistant Secretary for Preparedness and Response, within the U.S. Department of Health and Human Services. The contract provided funding for the development of the RECELL System. We entered into the contract on September 29, 2015, with the original contract period ending on December 31, 2023. We have executed a contract modification with BARDA to extend the period of performance to September 28, 2025.

Under the original contract, BARDA has provided funding and technical support for the development of the RECELL System. BARDA funded the completion of two randomized, controlled pivotal clinical trials, as well as Compassionate Use and Continued Access programs, and development of the health economic model demonstrating the cost savings associated with the RECELL System. BARDA exercised a contract option to fund a randomized, controlled clinical trial for a pediatric early intervention study which commenced enrollment in March 2020, and closed to enrollment in June 2021, subsequent to FDA-approval of an expanded RECELL indication for use that includes treatment of pediatric patients. The BARDA contract also supported the Company’s clinical trial in soft-tissue reconstruction, which led to the full-thickness skin defect indication. Also included in the BARDA contract was a provision for procurement of the RECELL System under a vendor-managed inventory system to bolster emergency preparedness in the amount of $7.6 million and an additional $1.6 million to support the logistics of emergency deployment of RECELL Systems for use in mass casualty or other emergency situations. We were contracted to manage this inventory of product until the earlier of the federal government requesting shipment or at contract termination on December 31, 2023. As of December 31, 2023, we had received cumulative payments of $40.3 million under the original BARDA contract. Under the new contract, BARDA shall have access to AVITA Medical’s RECELL inventory in the event of a national emergency. BARDA shall pay for the devices requisitioned under this inventory along with a nominal annual maintenance fee to ensure first right of access.

COMPETITION

We currently believe that there is no direct competition for the RECELL system. Additionally, our innovative technology is supported by robust intellectual property rights and we believe that regulatory approval processes around the world will continue to provide additional and significant barriers to entry against meaningful competition. Despite these meaningful competitive advantages, the medical device, biotechnology, and pharmaceutical industries are highly competitive and subject to rapid advancements in technology, as well as changes in practice. In the future, we may face competition from various sources, including medical device, pharmaceutical, and wound care companies, academic and medical institutions, governmental agencies, medical practitioners, and public and private research institutions, among others. Consequently, any product that we successfully develop and/or commercialize will compete with both existing therapies and any new therapies that may emerge in the future.

In the burns and non-burn wound markets, our indirect competitor is primarily split-thickness autografts. While RECELL complements autografts for the treatment of various wound injuries, split-thickness autografts represent the traditional surgical procedure and the current standard of care. However, based on our clinical trials, we believe that the RECELL system offers sustainable competitive clinical and economic advantages over the traditional surgical procedure. Additionally, in the burns market, Vericel Corporation markets Epicel® as a permanent skin replacement for deep-dermal or full-thickness burns; however, Epicel is a cultured epidermal autograft grown ex vivo and exclusively used to treat burns comprised of greater than or equal to 30% of TBSA.

GOVERNMENT REGULATIONS

The production and marketing of the RECELL System and any additional product candidates developed in future ongoing research and development activities are subject to regulation by numerous governmental authorities including the FDA in the U.S. and similar agencies in other countries throughout the world. Pursuant to its authority under the Federal Food, Drug, and Cosmetic Act (the “FD&C Act”), the FDA has jurisdiction over medical devices in the U.S. The FDA regulates the design, development, manufacturing, and distribution of medical devices to ensure that medical products distributed domestically are safe and effective for their intended uses. The FD&C Act classifies medical devices into one of three categories based on the risks associated with the device and the level of control necessary to provide reasonable assurance of safety and effectiveness. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device are categorized as Class III. These devices typically require submission and approval of a PMA. The RECELL System is categorized as a Class III medical device, and in September 2018 the FDA granted our PMA for use in the treatment of acute thermal burns in patients 18 years and older. In June 2021, the FDA approved a supplement to our PMA to expand the use of RECELL in pediatric patients with full-thickness burns. In June 2023, the FDA approved a supplement to our PMA to expand the use of RECELL for full-thickness skin defects and an original PMA to expand the use of RECELL for the repigmentation of stable depigmented vitiligo lesions.

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

Interactions with Healthcare Providers

Providing any benefits or advantages to HCPs in order to induce or encourage the use or referral of AVITA products is strictly prohibited by both U.S. and international laws and regulations. Restrictions under applicable Federal and State healthcare laws and regulations include but are not limited to the following:

•
The Federal healthcare Anti-Kickback Statute (“AKS”). AKS prohibits any person from soliciting, offering, receiving, or providing any remuneration in cash or in kind, whether directly or indirectly, to induce or reward the referral, purchase, lease, order, or recommendation of any item or service for which payment may be made in whole or in part under a federal healthcare program such as Medicare and Medicaid.
•
The Federal False Claims Act (“FCA”). FCA may be enforced by either the U.S. Department of Justice or private whistleblowers should they choose to bring civil (qui tam) actions on behalf of the federal government. The FCA imposes civil penalties, as well as liability for treble damages and for attorneys’ fees and costs, on individuals or entities who knowingly present, or cause to be presented, claims for payment that are false or fraudulent to the federal government. FCA also imposes similar penalties on those who make a false statement material to a fraudulent claim, or who improperly avoid, decrease, or conceal an obligation to pay money to the federal government.
•
State and foreign laws and regulations may apply to sales or marketing arrangements and claims involving healthcare devices or services reimbursed by non-governmental third-party payors.

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

ORGANIZATIONAL STRUCTURE

Prior to the Corporate Restructuring initiated during fourth quarter, the Company had a total of six subsidiaries and their corporate details and business activities are listed below:

Subsidiary Name	Place of Incorporation	% Held	Business Purpose

AVITA Medical Pty Limited	Australia	100	Operating Company
AVITA Medical Americas, LLC	Delaware	100	U.S. operations
AVITA Medical Europe Limited	United Kingdom	100	EMEA operations
Visiomed Group Pty Ltd	Australia	100	Asia Pacific Operations
C3 Operations Pty Ltd	Australia	100	Holding company
Infamed Pty Ltd	Australia	100	Inactive

By the end of the fourth quarter of 2023 the business activities of AVITA Medical Pty Limited, AVITA Medical Europe Limited, Visiomed Group Pty Ltd, C3 Operations Pty Ltd and Infamed Pty Ltd were liquidated. AVITA Medical Americas LLC was transferred from C3 Operations Pty Ltd to be directly held by the Company in preparation for each of AVITA Medical Pty Limited, AVITA Medical Europe Limited, Visiomed Group Pty Ltd, C3 Operations Pty Ltd and Infamed Pty Ltd to be deregistered during the course of 2024.

After the Corporate Reorganization (expected to occur by the end of the third quarter in 2024), the Company’s entity structure will be as follows:

Subsidiary Name	Place of Incorporation	% Held	Business Purpose

AVITA Medical Americas, LLC	Delaware	100	U.S. operations

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

Although we have begun full scale marketing and sales of our RECELL® System in the United States and other jurisdictions, we have not yet achieved profitability. We had a total net loss of $35.4 million and $26.7 million for the year ended December 31, 2023 and December 31, 2022, respectively. We have incurred a cumulative deficit of $298.0 million through December 31, 2023. We anticipate that we may continue to incur losses at least until U.S. sales of the RECELL System are adequate to fund operating expenses. We may not be able to successfully achieve or sustain profitability. Successful transition to profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure, including in new markets for which we are not presently approved.

Servicing our debt requires a significant amount of cash and we are subject to a number of restrictive covenants relating to our indebtedness, which may restrict our business and financing activities.

Pursuant to the Credit Agreement that the Company entered with OrbiMed Advisors, LLC ("Credit Agreement") on October 18, 2023, we incurred $40.0 million of indebtedness secured by substantially all of our assets and have the ability to incur an additional $50.0 million of indebtedness. This level of debt could have significant consequences on future operations, including increasing our vulnerability to adverse economic and industry conditions and limiting our flexibility in planning for, or reacting to, changes in our business and the markets in which we compete.

Our ability to make scheduled payments of interest depends on our future performance, which is subject to interest rate risk, economic, financial, competitive and other factors beyond our control. We are exposed to risks related to a potential rising interest rate environment for the debt, which could cause our borrowing costs to rise and impact our liquidity. Our business may not generate cash flow from operations in the future sufficient to service our debt in cash and make necessary capital expenditures. In addition, if the Company’s net revenue does not equal or exceed a certain amount for upcoming fiscal periods as set forth in the Credit Agreement, then the Company will be required to repay five percent of the outstanding principal amount of its indebtedness in equal quarterly installments, in addition to a repayment fee and a prepayment fee.

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

The restrictions and covenants in the Credit Agreement may also prevent us from taking actions that we believe would be in the best interests of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. Our ability to comply with these covenants in future periods will largely depend on the success of our products, and our ability to successfully implement our overall business strategy. We may be unsuccessful in obtaining waivers or amendments to restrictions and covenants in the agreements. The breach of any of these covenants and restrictions could result in a default under the Credit Agreement, which could result in an acceleration of the repayment of our indebtedness.

Provisions in our U.S. government contracts, may affect our intellectual property rights.

Certain of our activities have been funded, and may in the future be funded, by the U.S. government, including through previous contracts with BARDA. When new technologies are developed with U.S. government funding, the government obtains certain rights in any resulting patents, including the right to a nonexclusive license authorizing the government to use the invention and rights that may permit the government to disclose our confidential information to third parties and to exercise “march-in” rights. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the U.S. government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, U.S. government-funded inventions must be reported to the government, U.S. government funding must be disclosed in any resulting patent applications, and our rights in such inventions may be subject to certain requirements to manufacture products in the United States.

Development and commercialization of our products require successful completion of the regulatory approval process and may suffer delays or fail. We may be unsuccessful in obtaining additional approvals for our RECELL System for full thickness skin defects and skin conditions such as vitiligo.

In the United States, as well as other jurisdictions, we have been and will be required to apply for and receive regulatory authorization before we can market our products. For instance, our RECELL System has been approved by the FDA and regulatory authorities in Australia, the EU and Japan for use in certain treatments of burns, acute wounds, scars and vitiligo. However, we will require additional clinical data or approvals from regulatory authorities within these countries to market the product for the treatment of other indications, and from any other jurisdictions in which we seek to market the product. This process can be time-consuming and complicated and may be unsuccessful or otherwise result in unanticipated delays or fail altogether. For example, on September 29, 2023, the Company received notice from the FDA that additional information regarding the Company’s PMA supplement for its latest device, RECELL GO is required for the continuation of the FDA’s review. This request, which is not unique to the Breakthrough Device Program, placed the application file on hold for approximately 4 to 6 months while the Company addresses the FDA's questions.

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

Our success depends, in part, on our relationships with, and the efforts of, third-party distributors.

We rely on third-party distributors for a portion of our sales in countries outside of the U.S. Our distributors may not commit the necessary resources to market and sell our products to the level of our expectations, and, regardless of the resources they commit, they may not be successful. If we are not able to maintain our distribution network, if our distribution network is not successful in marketing and selling our products, or if we experience a significant reduction in, cancellation, or change in the size and timing of orders from our distributors, our revenues could decline significantly and lead to an inability to meet operating cash flow requirements, which would have a material adverse effect on our business, financial condition, and results of operations.

Obtaining and maintaining regulatory approval for a product candidate in one jurisdiction does not mean that we will be successful in obtaining regulatory approval for that product candidate in other jurisdictions.

Obtaining and maintaining regulatory approval for a product in one jurisdiction does not guarantee that we will be able to obtain or maintain similar approval in other jurisdictions, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even though the FDA has granted marketing approval for use of our RECELL System for the treatment full-thickness skin defects and vitiligo, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries if not currently approved. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a medical device must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

We are highly dependent on our regulatory approval in the United States and failure to maintain that approval would materially impact our business and prospects.

Our business is highly dependent on the PMA we received in September 2018 from the FDA including subsequent secondary approvals of the PMA outside of burns. This PMA allows us to sell our RECELL System in the United States, our current primary market. While we intend to take every action and precaution to ensure that our PMA remains effective, it is possible that the FDA could take a position in the future that requires a modification, temporary suspension or revocation of our PMA. Any such action by the FDA would have a material adverse effect on our business.

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
•
CPT codes to support physician reimbursement for professional healthcare services, ambulatory surgical center (“ASCs”) reimbursement for facility services and hospital reimbursement for outpatient department services. Medicare reimburses

ASCs for services using CPT codes and reimburses hospitals for outpatient services using Ambulatory Payment Classifications (“APCs”).

In addition, in 2022, we were approved for a TPT C code to support additional Medicare payment in the outpatient hospital and the ASC setting. There can be no guarantee that the above reimbursement codes will not be withdrawn, reduced, consolidated or otherwise be altered in a manner which is not supportive of ongoing commercial use of the RECELL System.

We may require additional financing in the future to continue the development and commercialization of our RECELL System or any future products, which may cause dilution to our existing stockholders. If additional financing is not available, we may have to postpone, reduce or cease operations.

If we are unable to achieve profitability sufficient to permit us to fund our operations, repay the indebtedness under our Credit Agreement with OrbiMed and other planned actions, we may be required to raise additional capital. There can be no assurance that such capital would be available on favorable terms, or at all. If we raise additional capital through the issuance of equity, the percentage ownership held by existing stockholders may be reduced, and the market price of our common stock or CDIs could fall due to an increased number of shares or CDIs available for sale in the market. If we are unable to secure additional capital as circumstances require, we may not be able to fund our planned activities or continue our operations.

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

Due to the cost and regulatory requirements associated with qualifying multiple suppliers, in the prior year we single-sourced some of our material components. To the extent that any of these single-sourced suppliers experience disruptions in deliveries due to production, quality, or other issues, we are potentially subject to similar production delays or unfavorable cost increases. In the current year, we invested resources in obtaining additional suppliers for some of our key raw materials, but these efforts only mitigate, and not eliminate, our supply chain risk.

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

We collect and store sensitive business and other information, including intellectual property and trade secrets, on our networks. Our business operations are dependent upon the secure maintenance of this information. Despite the implementation of security measures, our internal computer and information technology systems and those of our vendors and customers are vulnerable to attack and damage from computer viruses, malware, denial of service attacks, unauthorized access, or other harm, including from threat actors seeking to cause disruption to our business. We face risks related to the protection of information that we maintain—or engage a third-party to maintain on our behalf—including unauthorized access, acquisition, use, disclosure, or modification of such information. Cyberattacks are increasing in their frequency, sophistication and intensity and have become increasingly difficult to detect. Cyberattacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Beyond external criminal activity, systems that access or control access to our services and databases may be compromised as a result of human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. A material cyberattack or security incident could cause interruptions in our operations and could result in a material disruption of our business operations, damage to our reputation, financial condition, results of operations, cash flows and prospects.

We receive, collect, process, use and store a large amount of information from our customers and our own employees, including personal information, protected health and other sensitive and confidential information. If threat actors are able to circumvent or breach our security systems, they could steal any information located therein or cause serious and potentially long-lasting disruption to our operations. Security breaches or attempts thereof could also damage our reputation and expose us to a risk of monetary loss and/or litigation, fines and sanctions. We also face risks associated with security breaches affecting third parties that conduct business with us or our customers and others who interact with our data. While we maintain insurance that covers certain security incidents, we may not carry appropriate insurance or maintain sufficient coverage to compensate for all potential liability.

We are subject to diverse laws and regulations relating to data privacy and security, such as HIPPA and similar U.S. state data protection regulations, including the California Consumer Privacy Act (CCPA), and European data privacy laws, including the E.U.’s General Data Protection Regulation. Complying with these numerous and complex regulations is expensive and difficult, and failure to comply with these regulations could result in regulatory scrutiny, fines, civil liability or damage to our reputation. In addition, any security breach or attempt thereof could result in liability for stolen assets or information, additional costs associated with repairing any system damage, incentives offered to clients or other business partners to maintain business relationships after a breach, and implementation of measures to prevent future breaches, including organizational changes, deployment of additional personnel and protection technologies, employee training and engagement of third-party experts and consultants. Additionally, the costs incurred to remediate any security incident could be substantial.

We cannot assure you that any of our third-party service providers with access to our, or our customers and/or employees’ personally identifiable and other sensitive or confidential information will not experience security breaches or attempts thereof, which could have a corresponding effect on our business.

We rely on information technology systems for critical business functions and the operations of our business.

We rely upon complex, integrated information technology (“IT”) systems in our business functions including our quality systems to operate our business. If any of our IT systems were to be disrupted or fail, our business could suffer irreparable harm, financial loss, and our operations would be adversely impacted.

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

We have significant product development projects ongoing that, if successful, are intended to improve the ease and use of our device in our current burn indication, as well as in full-thickness skin defects, vitiligo and future indications. The costs, timeline and ultimate success of these product development programs are subject to risk and uncertainty. If we are not able to develop and obtain regulatory approval for these products in development in a timely fashion and within budget, our business prospects and financial condition may suffer.

Compliance with environmental, health and safety requirements is costly and, if not achieved, could result in material financial fines and penalties, expensive lawsuits, cessation of business operations, and a material adverse impact on the business.

Our manufacturing and other processes may involve the use of hazardous materials subject to federal, state, and local and foreign environmental requirements. Under some environmental laws and regulations, we could be held responsible for costs at third-party sites that we have used for waste disposal, or for contamination at our past or present facilities. Failure to comply with current environmental laws, or future laws, could result in significant fines, penalties and expenses which could have an adverse impact on our financial condition.

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

Our success will be heavily dependent on our ability to obtain and maintain meaningful patent protection for our technologies and products throughout the world. Patent law relating to the technology fields in which we will operate is still evolving. The amount of ongoing protection for our proprietary rights therefore is uncertain. We will rely on patents to protect a significant part of our intellectual property and to enhance our competitive position. However, our presently pending or future patent applications may be denied, and any patent previously issued to us or our subsidiaries may be challenged, invalidated, held unenforceable or circumvented. In 2019, we filed a Patent Term Extension (“PTE”) application with the U.S. Patent and Trademark for U.S. Patent No. 9,029,140, which covers the RECELL System, as a result of patent term lost to the FDA regulatory process. The PTE application was approved, and the patent term of U.S. Patent No. 9,029,140, has been extended to April 9, 2024. Our other patents have expected expiration dates ranging from 2032 to 2033, while our pending patent applications, if granted, would have expiration dates ranging from 2032 to 2042. Furthermore, the patent protections we have been granted may not be broad enough to prevent competitors from producing products similar to ours.

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

We are subject to the risks arising from adverse changes in general economic market conditions. Uncertainty about future economic conditions could negatively affect our current and prospective customers causing them to delay the purchase of our products. Poor economic conditions could harm our business, financial condition, operating results and cash flows. In addition, a number of nurses and other critical personnel in burn centers who are trained and well versed in the use of the RECELL system have determined to change occupations. Nationally, this has been termed the “great resignation”. The fact that many burn center employees have moved on to other positions or industries may limit our ability to increase adoption of our RECELL system as we will be required to train a new group of nurses and other personnel critical to the implementation of the RECELL system.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the U.S. Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Act and the listing standards and the rules and regulations of Nasdaq. We are also subject to the reporting requirements under the ASX Listing Rules due to the listing of our CDIs on ASX. The requirements of these rules and regulations will increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and can place significant strain on our personnel, systems and resources. As a result of our disclosure of information in filings required of a public company, our business and financial condition is more visible, which may result in threatened or actual litigation, including by competitors, stockholders or third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.

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

Currently, we have full access to all funds in deposit accounts or other money management arrangements. The failure of any bank in which we deposit our funds could reduce the amount of cash that we have available for our operations or delay our ability to access such funds. In the event of such failure, we may experience delays or other issues in meeting our financial obligations, our ability to access our cash and cash equivalents may be threatened and could have a material adverse effect on our business and financial condition.

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

Our future financial performance and ability to successfully commercialize our products, which is not guaranteed, and to compete in the market will depend, in part, on our ability to manage any future growth effectively. We expect to make significant investments to facilitate our future growth through, among other things:

•
new product development;
•
commercial development of our RECELL System to such areas full-thickness skin defects and vitiligo;
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

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 1C. CYBERSECURITY

Risk Management and Strategy

AVITA Medical has implemented an Information Security Management System (“ISMS”). The Company’s ISMS is a continuous process designed to analyze the potential risks, vulnerabilities, the likeliness of occurrence and the related consequences of cybersecurity threats. The process is based on establishing the context, assessing the risks, and treating the risks. The key concept of the ISMS is to consistently maintain and improve confidentiality, integrity, and availability of information assets that should be protected by the organization on behalf of itself and its clients, and third parties. Once a risk, threat or vulnerability is identified, the Company establishes a risk treatment plan to take corrective action to prevent risks that can be avoided and minimize the ones that cannot. We engage an independent third-party cybersecurity services and consulting firm to continuously review our information security. We also conduct internal phishing campaigns and perform an independent penetration test on an annual basis. In addition, we conduct regular security awareness training and testing of our employees. The Company has not had any material cybersecurity incidents.

All related activities ISMC activities have been structured into a framework consisting of:

1.
Context establishment - Established in accordance with the requirements of International Organization for Standardization 27001 and 27002 (“ISO 27001” and “ISO 27002”). The ISO 27001, Information security management systems, provides a framework and guidelines for establishing, implementing and managing an ISMS and ISO 27002, Information security controls, provides a reference set of generic information security controls including implementation guidance.
2.
Risk Assessment - Relates to an evaluation and identification of risks, threats and vulnerabilities that exist or could exist, identifies the likelihood of occurrence and potential consequences. As part of the risk assessment management prioritizes the assessed risks from low to high based on likelihood and level of impact.
3.
Risk Treatment – will detail the remediation process for risks, vulnerabilities and threats identified to reduce the risk to an acceptable level.
4.
Risk Acceptance- The Company’s risk assessment is evaluated from a Low (1) to a High (3) on the Impact the threat would have on the Company and its operations and the likelihood of occurrence. Threat ratings created from the Impact and probability calculations will result with a value from 1- 9.
a.
Low (1 – 2.99) = Risk level acceptable and no further action deemed necessary
b.
Medium (2 – 5.99) and High (6 - 9) – implement risk management to reduce the risk to an acceptable level
5.
Risk Communications- Results of the risk assessment are communicated to appropriate level of management. Report includes the identified risk and vulnerability summaries. Updates will include treatment plans and status updates.
6.
Risk Monitoring and Review -Continuously performed to evaluate any changes or the need for changes. The Company uses the Ontrack software solution (“Ontrack”) to monitor and track all aspects of risk assessment. Ontrack also serves as tool to track any cybersecurity incidents and remediation tasks.

Disclosure of Management’s Responsibility

The Company’s Chief Financial Officer is primarily responsible for overseeing the Cybersecurity Risk Management Program and leading the Company’s efforts to mitigate technology risks in partnership with various business leaders in the organization. For qualifications of the CFO refer to Item 10 of the form 10-K. We have protocols, policies and tools in place to mitigate cybersecurity risk. They also provide the administrative, technical, and physical safeguards to ensure the security, confidentiality, integrity and availability of confidential information and personal information from unauthorized access, use, disclosure, alteration, destruction or theft. In addition, we engage an independent third party annually to assess our IT general controls and IT security. Special focus is given to maintaining and improving our alignment with ISO 27001. Additionally, we have a cybersecurity incident response plan in place that provides a documented framework for handling high and low severity security incidents and facilitates coordination across multiple parts of the business. We have engaged an external consultant to provide oversight and technical expertise to our ISMS process. Finally, cybersecurity is integrated into the Company’s training as all employees are required to take security awareness training.

Disclosure of the Board’s Responsibility

While management is primarily responsible for assessing and managing cybersecurity risks on a day-to-day basis, the Company’s Board of Directors oversees management’s efforts to assess and manage risk. The Board (in conjunction particularly with the Audit Committee) monitors the cybersecurity risk assessment and response process. The Audit Committee is briefed by our Chief Financial Officer on our cybersecurity ISMS program and the overall cybersecurity risk environment. The briefing may include discussions on topics such as: information security and technology risks, cybersecurity risk assessment process and updates, information risk management strategies, and progress on cybersecurity and data protection training initiatives for employees, among others.

Item 2. PROPERTIES

Our principal corporate office is located at 28159 Avenue Stanford, Suite 220, Valencia, California 91355. We lease the 17,500 square foot facility under a lease agreement that expires on October 31, 2026. Our production plant in Ventura, California is a 27,480 square foot facility that we lease through September 30, 2027 with the right to extend the lease, at our sole option, as a result of two, three-year options that allow us to extend the lease up to an additional six years in total. The Company also has an administrative office lease in Irvine, California of approximately 10,700 square feet that is currently leased through the end of July 2028. We do not own any real property. We believe that leased facilities are adequate to meet current needs and that additional facilities will, if required, be available for lease to meet future needs.

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

Holders

As of January 31, 2024, the Company had approximately 4 unique stockholders of record of our common stock (which includes 20,497 holders of record of the Company’s CDIs, with each representing 1/5 of a share of common stock, and CHESS Depositary Nominees Pty Ltd, holds the legal title to all of the outstanding common stock underlying the CDIs of the Company).

Dividends

We have never paid cash dividends to our stockholders or to the holders of ordinary shares in the former parent company, AVITA Australia. We intend to retain future earnings for use in our business and do not anticipate paying cash dividends on our common stock and CDIs in the foreseeable future. Any future dividend policy will be determined by our board of directors and will be based upon various factors, including our results of operations, financial condition, current and anticipated cash needs, future prospects, contractual restrictions and other factors as our board of directors may deem relevant.

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Objective

The purpose of this Management's Discussion and Analysis is to better allow our investors to understand and view our company from management's perspective. We are providing an overview of our business and strategy including a discussion of our financial condition and results of operations. The following discussion and analysis of our financial condition and results of operations for the years-ended December 31, 2023 and 2022, should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report.

Overview

AVITA Medical is a commercial-stage regenerative medicine company transforming the standard of care for skin restoration with innovative devices and autologous cellular therapies. At the forefront of our portfolio is our patented and proprietary RECELL® System, approved by the United States Food & Drug Administration (“FDA”) for the treatment of thermal burn wounds and full-thickness skin defects, and for repigmentation of stable depigmented vitiligo lesions. RECELL harnesses the regenerative properties of a patient’s own skin to create an autologous skin cell suspension, Spray-On Skin™ Cells, delivering a transformative solution at the point of care. This breakthrough technology serves as the catalyst for a new treatment paradigm enabling improved clinical outcomes.

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
•
Launch RECELL GO following FDA approval to increase market adoption, expand our customer base, and facilitate international commercialization
•
Establish commercial payor coverage for the RECELL System in the U.S. for the repigmentation of stable depigmented vitiligo lesions, which we expect will begin during the fourth quarter of 2025
•
Further invest in our RECELL System platform to automate and improve workflow, speed, and ease of use as it relates to specific indications, as well as to build upon our intellectual property estate
•
Continue to build upon commercial activities in Japan through our partnership with COSMOTEC Company, Ltd with our current PMDA approval for RECELL with an indication in burns
•
Develop and pursue viable commercial activities outside of the U.S. and Japan following the FDA approvals of the RECELL System for full-thickness skin defects and repigmentation of stable depigmented vitiligo lesions
•
Pursue business development opportunities that are complementary to our core RECELL System indications and/or our targeted markets
•
Improve our margins and profitability by leveraging our current team and infrastructure across an expanding base of business in burns and in future indications
•
With the successful execution of the exclusive distribution agreement with Stedical Scientific, Inc., we will begin distribution of the PermeaDerm® Biosynthetic Wound Matrix in the United States using our existing sales force. Refer to Note 20 of our Consolidated Financial Statements for further details

Business Environment and Current Trends

Changes in reimbursement rates by third party payors may place additional financial pressure on hospitals and the broader healthcare system. Healthcare institutions may take actions to mitigate any persistent pressures on their budgets and such actions could impact the future demand for our products. Geopolitical conditions may also impact our operations. Although we do not have operations in Russia, Ukraine or in the Middle East, the continuation of the Russia-Ukraine military conflict and the conflict in the Middle East, and potential escalation of the conflicts beyond their current scope may further weaken the global economy and could result in additional inflationary pressures and supply chain constraints.

Results of Operations

Year-Ended December 31, 2023, compared to the Year-Ended December 31, 2022

The table below summarizes the results of our operations for each of the periods presented (in thousands).

	Year-Ended	Year-Ended	$	%
Statement of Operations Data:	December 31, 2023	December 31, 2022	Change	Change
Revenues	$50,143	$34,421	15,722	46%
Cost of sales	(7,780)	(6,041)	(1,739)	(29)%
Gross profit	42,363	28,380	13,983	49%
BARDA income	1,428	3,215	(1,787)	(56)%
Operating expenses:
Sales and marketing	(37,291)	(21,913)	(15,378)	(70)%
General and administrative	(28,334)	(23,330)	(5,004)	(21)%
Research and development	(20,821)	(13,857)	(6,964)	(50)%
Total operating expenses	(86,446)	(59,100)	(27,346)	(46)%
Operating loss	(42,655)	(27,505)	(15,150)	(55)%
Interest expense	(1,143)	(16)	(1,127)	*nm
Other income, net	8,483	892	7,591	*nm
Loss before income taxes	(35,315)	(26,629)	(8,686)	(33)%
Income tax expense	(66)	(36)	(30)	(83)%
Net loss	$(35,381)	$(26,665)	(8,716)	(33)%

*nm = not meaningful

Total net revenues increased by 46%, or $15.7 million, to $50.1 million, compared to $34.4 million in the year-ended December 31, 2022. Our commercial revenue, which excludes BARDA revenue, was $49.8 million for the year-ended December 31, 2023, an increase of $15.8 million, or 46%, compared to $34 million in the year-ended December 31, 2022. The growth in commercial revenues was largely driven by deeper penetration within individual customer accounts and the full-thickness skin defects launch along with the commencement of commercial sales with our partner COSMOTEC in Japan.

Gross profit margin increased by 2% to 84.5% compared to 82.4% in the year-ended December 31, 2022. The increase in gross profit margin is largely driven by higher production along with lower shipping costs.

BARDA income consisted of funding from BARDA, under the Assistant Secretary for Preparedness and Response, within the U.S. Department of Health and Human Services, under ongoing USG Contract No. HHSO100201500028C. BARDA income decreased 56% or $1.8 million to $1.4 million, compared to $3.2 million in the year-ended December 31, 2022, due to reimbursable clinical trials winding down.

Total operating expenses increased by 46% or $27.3 million to $86.4 million, compared with $59.1 million in the year-ended December 31, 2022.

Sales and marketing expenses increased by 70%, or $15.4 million, to $37.3 million, compared to $21.9 million incurred in the year-ended December 31, 2022. Higher costs in the current year were primarily attributed to higher salaries and benefits, commissions, recruitment fees and travel costs. The increase in salaries and benefits and recruitment fees are due to the preparation of the commercial launch of full-thickness skin defects in June 2023. Higher commissions and travel costs were directly associated with the increase in revenues.

General and administrative expenses increased by 21%, or $5.0 million, to $28.3 million, compared to $23.3 million incurred in the year-ended December 31, 2022. The increase was attributable to salaries and benefits, deferred compensation expense, stock-based compensation, and severance costs. Higher salary and benefits are driven by the increase in headcount. The increase in deferred compensation expense is driven by our deferred compensation liability which generally tracks the movements in the stock market. Severance costs in the current year were due to the termination of three former executive officers, partially offset by the termination of a former executive officer in the prior year.

Research and development expenses increased by 50%, or $6.9 million, to $20.8 million, compared to $13.9 million incurred in the year-ended December 31, 2022. The increase was primarily due to higher clinical trial costs associated with the TONE study as well as other research and development costs associated with furthering our pipeline, and the development of the next generation

RECELL GO for preparation of Spray-On Skin Cells, which resulted in a PMA submission in June 2023. We also had increased expenses associated with building out a team of Medical Science Liaisons in support of the new full-thickness skin defects indication.

Interest expense increased by $1.1 million due to the new Credit Agreement entered into with OrbiMed Advisors, LLC on October 18, 2023.

Other income, net increased by $7.6 million in the current year primarily due to an increase of $2.1 million in income from our investment activities, wind down of certain foreign subsidiaries that resulted in a $9.4 million gain, partially offset by a loss on debt issuance of $1.2 million, debt issuance costs of $0.8 million and the change of fair value for our debt of $1.6 million and change in fair value of warrants for $0.7 million. We had an increase of approximately $2.1 million in interest income due to higher investment yields. By the end of the fourth quarter of 2023 the business activities of AVITA Medical Pty Limited, AVITA Medical Europe Limited, Visiomed Group Pty Ltd, C3 Operations Pty Ltd and Infamed Pty Ltd were essentially dissolved. As part of the liquidation the company recognized $9.4 million of non-cash foreign currency exchange gains associated with the elimination of the foreign subsidiaries. The gains were offset by expenses related to issuance of debt. We recognized approximately $1.2 million loss on debt issuance as the fair value of the debt and the warrants on the issuance date exceeded the proceeds received on October 18, 2023, the closing date. In addition, we incurred approximately $0.8 million in debt issuance costs. We also recognized $1.7 million and $0.7 million of non-cash charges due to the change in fair value of the debt and the warrant liability, respectively. As permitted under ASC 825, we elected the fair value option to account for the debt, and recorded the debt and warrants at fair value with changes in fair value recorded in the Consolidated Statements of Operations. Changes in fair value related to instrument specific credit risk for the debt are included in Other comprehensive income in the Consolidated Balance Sheet.

Net loss increased by $8.8 million, to $35.4 million, over the $26.7 million recognized in the year ended December 31, 2022. The increase in net loss was driven by the higher operating expenses, partially offset by higher revenues and the non-cash charges as described above.

Year-Ended December 31, 2022, compared to the Year-Ended December 31, 2021

The table below summarizes the results of our operations for each of the periods presented (in thousands).

	Year-Ended	Year-Ended	$	%
Statement of Operations Data:	December 31, 2022	December 31, 2021	Change	Change
Revenues	$34,421	$33,025	1,396	4%
Cost of sales	(6,041)	(6,104)	63	1%
Gross profit	28,380	26,921	1,459	5%
BARDA income	3,215	1,590	1,625	102%
Operating expenses:
Sales and marketing	(21,913)	(16,267)	(5,646)	(35)%
General and administrative	(23,330)	(21,693)	(1,637)	(8)%
Research and development	(13,857)	(15,669)	1,812	12%
Total operating expenses	(59,100)	(53,629)	(5,471)	(10)%
Operating loss	(27,505)	(25,118)	(2,387)	(10)%
Interest expense	(16)	(29)	13	45%
Other income, net	892	47	845	*nm
Loss before income taxes	(26,629)	(25,100)	(1,529)	(6)%
Income tax expense	(36)	(42)	6	14%
Net loss	$(26,665)	$(25,142)	(1,523)	(6)%

*nm = not meaningful

Total net revenue increased by 4% or $1.4 million to $34.4 million, compared to $33.0 million in the year-ended December 31, 2021, which included $7.9 million from our delivery of units to managed inventory for BARDA (of the Office for the Assistant Secretary for Preparedness and Response) for emergency response preparedness. Total commercial revenue, which excludes BARDA revenue, increased by 36% or $9.0 million to $34.0 million in the year-ended December 31, 2022, compared to $25.1 million in the year-ended December 31, 2021. The growth in commercial revenues was largely driven by deeper penetration within individual customer accounts along with the commencement of commercial sales with our partner COSMOTEC in Japan.

Gross profit margin was 82% and relatively flat compared to the year-ended December 31, 2021.

BARDA income consisted of funding from BARDA, under the Assistant Secretary for Preparedness and Response, within the U.S. Department of Health and Human Services, under ongoing USG Contract No. HHSO100201500028C. Under the BARDA contract, income of $3.2 million was recognized during the year-ended December 31, 2022, compared to income of $1.6 million for the year-ended December 31, 2021. BARDA income increased as a result of funding by BARDA for the pivotal trial for use of the RECELL System for soft tissue repair.

Total operating expenses increased by 10% or $5.5 million to $59.1 million, compared to $53.6 million in the year-ended December 31, 2021.

Sales and marketing expenses increased by 35%, or $5.6 million, to $21.9 million, compared to $16.3 million recognized in the year-ended December 31, 2021. Increased costs in the current year were primarily driven by higher selling costs, pre-commercialization costs and higher salaries and benefits. Higher selling costs are attributable to increased commissions due to increased revenue and higher costs for travel, hands-on professional education, and training. Increased pre-commercialization costs are driven by activities related to future RECELL launches in soft tissue repair and vitiligo. Higher salaries and benefits were primarily due to additional field personnel added to deepen penetration within individual customer accounts.

General and administrative expenses increased by 8%, or $1.6 million, to $23.3 million, compared to $21.7 million recognized in the year-ended December 31, 2021. The increase was primarily driven by higher salaries and benefits and share-based compensation expenses. Higher salaries and benefits costs were due to the expansion of our workforce to support overall operations along with severance costs associated with the termination of a former executive officer. Higher share-based compensation expense was due to the new equity grants in the current period, partially offset by the reversal of expense for unvested awards related to the termination of a former executive officer in the current year.

Research and development expenses decreased by 12%, or $1.8 million, to $13.9 million, compared to $15.7 million recognized in the year-ended December 31, 2021. Research and development costs were lower due to the following: pediatric burn study was closed for enrollment, soft tissue repair and vitiligo trial participants were in less costly follow-up phases this period compared to more costly recruitment and treatment phases in the prior period, and lower expense for sponsored research toward pipeline development in the current period. This is partially offset by higher development expenses in the current year from ongoing development of next generation devices for preparation of Spray-On Skin™ Cells as compared to the prior year due to early prototype development and testing.

Net loss increased by 6%, or $1.5 million, to $26.7 million, over the $25.1 million recognized in the year-ended December 31, 2021. The increase in net loss was driven by higher operating expenses as described above, partially offset by higher revenue.

Liquidity and Capital Resources

Overview

We expect to utilize cash reserves until U.S. sales of our products reach a level sufficient to fund ongoing operations. AVITA Medical has funded its research and development activities, and more recently its substantial investment in sales and marketing activities, through raising capital by issuing securities and the issuance of debt. As of December 31, 2023, the Company had approximately $22.1 million in cash and cash equivalents and $66.9 million in marketable securities.

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

On the Closing Date, we issued to an affiliate of the Lender a warrant (the “Warrant”) to purchase up to 409,661 shares of our common stock, at an exercise price of $10.9847 per share, with a term of 10 years from the issuance date. The Warrant contains customary share adjustment provisions, as well as weighted average price protection in certain circumstances.

As of the date these financial statements were issued, we believe we have sufficient cash reserves to fund operations for the next 12 months.

Financing Activities

On April 14, 2023, we entered into a Sales Agreement with Cowen and Company, LLC pursuant to which the Company may sell from time-to-time up to 3,799,164 shares of its common stock (the “2023 ATM Program”). During the year-ended December 31, 2023, we did not make any sales under the 2023 ATM Program.

On October 18, 2023, as discussed above, we completed a Credit Agreement with the Lender for an aggregate amount up to $90.0 million. On the closing date of the agreement we drew $40.0 million.

On October 18, 2023, as discussed above, we issued to an affiliate of the Lender a warrant to purchase up to 409,661 shares of our common stock, at an exercise price of $10.9847 per share, with a term of 10 years from the issuance date.

Given the above, we believe there is presently sufficient working capital to support our committed activities, our research and development programs and other activities over the next twelve months.

The following table summarizes our cash flows for the periods presented:

	Year-Ended
(In thousands)	December 31, 2023	December 31, 2022
Net cash used in operations	$(38,011)	$(19,090)
Net cash provided by/(used in) investing activities	1,607	(19,332)
Net cash provided by financing activities	40,374	900
Effect of foreign exchange rate on cash and cash equivalents	(16)	(26)
Net increase/(decrease) in cash and cash equivalents	3,954	(37,548)
Cash and cash equivalents at beginning of the period	18,164	55,712
Cash and cash equivalents at end of the period	22,118	18,164

Net cash used in operating activities was $38.0 million during the year-ended December 31, 2023, and $19.1 million during the year-ended December 31, 2022. The increase primarily resulted from higher operating costs, partially offset by increased revenues.

Net cash provided in investing activities was $1.6 million during the year-ended December 31, 2023 and cash used in investing activities was $19.3 million during the during the year-ended December 31, 2022. Cash flows provided by investing activities were primarily attributable to maturities of marketable securities. Cash flows used in investing activities for the year-ended December 31, 2022 is primarily attributable to purchase of marketable securities.

Net cash provided by financing activities was $40.4 million and $0.9 million for the years-ended December 31, 2023 and 2022, respectively. The increase in cash provided by financing activities was due to the issuance debt.

Capital Management and Material Cash Requirements

We aim to manage capital to maintain optimal returns to stockholders and benefits for other stakeholders. We also aim to maintain a capital structure that ensures the lowest cost of capital available to us. We regularly review our capital structure and seek to take advantage of available opportunities to improve outcomes for us and our stockholders.

For the year-ended December 31, 2023, there were no dividends paid and we have no plans to commence the payment of dividends. We have no purchase commitments or long-term contractual obligations, except for lease obligations as of December 31, 2023. Refer to Note 7 of our Consolidated Financial Statements for further details on our lease obligations. In addition, we have no off-balance sheet arrangements (as defined in the rules and regulations of the SEC) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We have no committed plans to issue further shares on the market but will continue to assess market conditions.

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

Revenue Recognition

We recognize revenue when its customers obtain control of promised goods or services, in an amount that reflects the consideration which we expect to be entitled in exchange for those goods or services.

To determine revenue recognition for arrangements that are within the scope of Topic 606, Revenue from contracts with customers, (“ASC 606”), we perform the following five steps:

1.
Identify the contract with a customer
2.
Identify the performance obligations
3.
Determine the transaction price
4.
Allocate the transaction price to the performance obligations
5.
Recognize revenue when/as performance obligation(s) are satisfied

In order for an arrangement to be considered a contract, it must be probable that we will collect the consideration to which it is entitled for goods or services to be transferred. Once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised with each contract, determines whether those are performance obligations and the related transaction price. We then recognize the sale of goods based on the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.

Our revenue consists primarily of the sale of the RECELL System to hospitals or other treatment centers, COSMOTEC and to BARDA (collectively, “customers”), predominately in the United States. We evaluated the BARDA contract and concluded that a portion of the arrangement, such as the procurement of the RECELL system and the emergency preparedness, represents a transaction with a customer and as such are in the scope of ASC 606. Amounts received from BARDA for the research and development of the our product are classified as BARDA income in the Consolidated Statement of Operations and are accounted for under IAS 20. For further details refer to BARDA Income and Receivables below.

Revenues for commercial customers (COSMOTEC, hospitals and treatment centers) are recognized as control of the product is transferred to customers, at an amount that reflects the consideration expected to be received in exchange for the product. Revenues are recognized net of volume discounts. As such, revenue is recognized only to the extent a significant reversal of revenues is not expected to occur in subsequent periods. For our contracts that have an original duration of one year or less, we used the practical expedient applicable to such contracts and does not consider the time value of money. Further, because of the short duration of these contracts, we have not disclosed the transaction price for the remaining performance obligations as of each reporting period or when we expect to recognize this revenue. We have further applied the practical expedient to exclude sales tax in the transaction price and expense contract acquisition costs such as commissions and shipping and handling expenses as incurred.

For revenues related to the BARDA contract within the scope of ASC 606, we identified two performance obligations (i) the procurement of 5,614 RECELL units, (ii) emergency preparedness services. Through this contract we promise to procure the product through a vendor management inventory arrangement and to stand ready to provide emergency deployment services related to the product. Emergency preparedness services include procuring necessary storage containers, housing, and maintaining the containers (and product), and providing shipping and handling services in the event of an emergency situation. This stand ready obligation is a series of distinct services that are substantially the same and have the same pattern of transfer to the customer, overtime as services are consumed.

The total transaction price for the portion of the BARDA contract that is within the scope of ASC 606, was determined to be $9.2 million at contract inception. The transaction price was allocated on a stand-alone selling price basis as follows: $7.6 million to the procurement of the RECELL product, which is classified as revenues when recognized in the Consolidated Statement of Operations and $1.6 million to the emergency deployment services is classified as revenues when recognized in the Consolidated Statement of Operations. The $1.6 million for emergency deployment includes variable consideration which is deemed immaterial to the contract as a whole. We estimated the stand-alone selling price of the procurement of the RECELL product based on historical pricing of our product at the initial execution of the contract. We estimated the stand-alone selling price of the emergency deployment services performed based on our projected cost of providing the services plus an applicable profit margin as denoted in the contract.

Our performance obligations are either satisfied at a point in time or over time as services are provided. The product procurement performance obligation is satisfied at a point in time, upon transfer of control of the product. As such, the related revenue for these performance obligations is recognized at a point in time as revenue within our Consolidated Statement of Operations. In addition to guidance under ASC 606, we recognize revenue from the sales of RECELL product to BARDA for placement into vaccine stockpiles in accordance with Securities and Exchange Commission (“SEC”) Interpretation, Commission Guidance regarding Accounting for Sale of Vaccines and BioTerror Countermeasures to the Federal Government for Placement into the Pediatric Vaccine Stockpile or the Strategic National Stockpile (SNS). Under this guidance, revenue is recognized when product is placed in the BARDA vendor-managed inventory (“VMI”) as control of the product has been transferred to the customer at the time of delivery to the VMI. RECELL units that have been delivered to BARDA have a product replacement obligation at no cost to BARDA due to product’s limited shelf-life. The estimated cost of the expired inventory over the term of the contract is accrued on a per unit basis at the time of delivery. The liability is released upon replacement of the product along with a corresponding reduction to inventory. The emergency preparedness services performance obligation is satisfied over time. Revenue for the emergency deployment will be recognized on a straight-line basis during the term of the contract as services are consumed over time. Services recognized are included in sales within the Consolidated Statement of Operations. Contract costs to fulfil the performance obligation are incremental and expected to be recovered are capitalized and amortized on a straight-line basis over the term of the contract. Contract costs are included in other long-term assets.

See Note 5 to our Consolidated Financial Statements included in this Annual Report for additional detail on revenue recognition.

Government Grants / BARDA Income and Receivables

We were granted a BARDA contract in September 2015, wherein BARDA provided funding to us to support the ongoing U.S. clinical regulatory program towards FDA premarket approval, Compassionate Use program, clinical and health economics research, and U.S. pediatric burn programs.

Income under the BARDA contract is earned under a cost-plus-fixed-fee arrangement in which we are reimbursed for direct costs incurred plus allowable indirect costs and a fixed-fee earned. Billings under the contracts are based on approved provisional indirect billing rates, which permit recovery of fringe benefits, general and administrative expenses and a fixed fee.

We have concluded that grants are not within the scope of ASC 606, as they do not meet the definition of a contract with a “customer”. We have further concluded that Subtopic 958-605, Not-for-Profit-Entities-Revenue Recognition also does not apply, as the Company is a business entity, and the grants are with governmental agencies. Government grants and related receivables are recognized when there is reasonable assurance that the grant will be received, and all attaching conditions will be complied with. When the grant relates to an expense item, it is recognized as income over the periods necessary to match the grant on a systematic basis to the costs that it is intended to compensate. When the grant relates to an asset, the fair value is credited to deferred income and is released to the profit or loss over the expected useful life of the relevant asset by equal annual installments.

Share-Based Compensation

We measure and recognize compensation expense on a graded-vesting method, for stock options and restricted stock units (“RSUs”), to employees, directors and consultants over the vesting period based on their grant date fair values. Compensation expense for performance-based awards is measured based on the number of shares ultimately expected to vest, estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. We estimate the fair value of stock options on the date of grant using the Black-Scholes option pricing model. The fair value of RSUs is based on the closing stock price as determined per Nasdaq at the date of grant.

Determining the estimated fair value at the grant date requires judgment in determining the appropriate valuation model and assumptions, including, risk-free rate, volatility rate, annual dividend yield and the expected term.

The following assumptions were used in the valuation of stock options.

•
Expected volatility – determined using the historical volatility using daily intervals over the expected term.
•
Expected dividends – None, based on the fact that we have never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
•
Expected term – the expected term of our stock options for tenure only vesting has been determined utilizing the “simplified” method as described in the SEC’s Staff Accounting Bulletin No. 107 relating to stock-based compensation. The simplified method was chosen because the we have limited historical option exercise experience due to its short operating history of awards granted, the first plan was established in 2016 and was primarily used for Executives awards. Further, we do not have sufficient history of exercises in the U.S. market given our redomiciliation from Australia to the United States in 2020.
•
Risk-free interest rate – the risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period approximately equal to the expected term of the award.

See Note 15 to our Consolidated Financial Statements included in this Annual Report for additional detail on share-based compensation.

Warrants

Warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815”), as a liability based on the specific terms of the warrant agreement and recorded at fair value. The warrants are subject to re-measurement at each settlement date and at each balance sheet date and any change in fair value is recognized in earnings. The fair value of the warrant liability, which is reported within Warrant liability on the Consolidated Balance Sheets, is estimated by the Company based on the Black-Scholes option pricing model with the following inputs (Level 3):

•
Price of common stock
•
Estimated expected term
•
Estimated exercise price
•
Estimated expected volatility
•
Estimated risk free interest rate
•
Estimated expected dividend rate

Long-term debt

We elected the fair value option (“FVO”) of accounting under ASC 825-10, Financial Instruments (“ASC 825”), to account for the debt. ASC 825-10, provides FVO election that allows companies an irrevocable election to use fair value at the date of issuance and subsequently remeasure every reporting period. The fair value of the debt is reported in the Consolidated Balance Sheets. Changes in fair value are reported in earnings in Other income in the Consolidated Statements of Operations. Any changes in fair value caused by instrument-specific credit risk are presented separately in other comprehensive income. We have elected to present interest expense separately from changes in fair value and therefore will present interest expense associated with the debt. All costs associated with the issuance of the Credit Agreement accounted for using the fair value option were expensed upon issuance. Refer to Note 6 for further details.

The fair value of the debt was determined using a Monte Carlo simulation in order to capture the probability of different potential cash flows outcomes associated with the contractual terms of the instrument. The below assumptions were used in the Monte Carlo simulation (Level 3):

•
Estimated risk free interest rate
•
Estimated revenue volatility
•
Estimated revenue discount rate
•
Estimated future revenue projection

•
Estimated expected dividend rate

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

We review our uncertain tax positions regularly. An uncertain tax position represents our expected treatment of a tax position taken in a filed return or planned to be taken in a future tax return or claim that has not been reflected in measuring income tax expense for financial reporting purposes. We recognize the tax benefit from an uncertain tax position when it is more-likely-than-not that the position will be sustained upon examination on the basis of the technical merits or the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired.

See Note 16 to our Consolidated Financial Statements included in this Annual Report for additional detail on income taxes.

Recent accounting pronouncements

See discussion of recent accounting pronouncements in Note 2 of the Consolidated Financial Statements located in Item 8 in this Annual Report.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company, as this term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting, in accordance with applicable SEC rules that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

During the three-months ended December 31, 2023, there were no material changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

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

Item 9B. OTHER INFORMATION

None

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors

Name	Age	Position with the Company and Principal Occupation	Director Since	Board Term Expires
Lou Panaccio	66	Chairman of the Board of Directors	July 2014	June 2024
Jeremy Curnock Cook	74	Non-Executive Director	October 2012	June 2024
Professor Suzanne Crowe	73	Non-Executive Director	January 2016	June 2024
Jan Stern Reed	64	Non-Executive Director	July 2021	June 2024
Robert McNamara	67	Non-Executive Director	June 2023	June 2024
Cary Vance	58	Non-Executive Director	June 2023	June 2024
James Corbett	65	Executive Director and Chief Executive Officer	July 2021	June 2024

Lou Panaccio has served as Chairman of the Board of Directors since July 2014. Mr. Panaccio is a successful healthcare businessman with extensive experience leading companies from concept to commercialization. Mr. Panaccio possesses more than 35 years of executive leadership experience in healthcare services and life sciences, including more than 25 years of board-level experience. Mr. Panaccio is currently a Director of ASX50 company and one of the world’s largest medical diagnostics companies, Sonic Healthcare Limited, where he has served since 2005. In addition, Mr. Panaccio is Director of Unison Housing Limited, was a Chairman of Genera Biosystems Limited until June 2019, is a Chairman of Adherium Limited and a Director of Rhythm Biosciences Limited, both of which are publicly listed (ASX) development-stage medical diagnostics/devices companies. We believe Mr. Panaccio is qualified to serve on our Board of Directors based on his extensive experience in the healthcare services and life sciences sectors and his experience in serving on boards.

Jeremy Curnock Cook has served as a Director since October 2012. He is a veteran in the life sciences/healthcare industry and has been actively supporting the commercialization of healthcare innovations and helping entrepreneurs build their international businesses over the past 45 years. Founder and Managing Director of BioScience Managers, Mr. Curnock Cook brings his decades of international experience to our Board of Directors. Over his career, Mr. Curnock Cook has successfully managed in excess of US $1 billion in equity investments. He launched the first dedicated biotechnology fund for the Australian market and is a former head of the life science private equity team at Rothschild Asset Management, an early pioneer and significant investor in the sector. In his early career he founded the International Biochemicals Group which he successfully sold to Royal Dutch Shell. Mr. Curnock Cook founded a European-focused seed fund with Johnson & Johnson and built the International Biotechnology Trust. Mr. Curnock Cook has served on more than 40 boards of directors in the life science sector in the UK, Europe, USA, Canada, Japan and Australia. In addition to serving on our Board of Directors, Mr. Curnock Cook currently serves on the following boards: International BioScience Managers Ltd appointed March 2000, Bioscience Managers Pty Ltd appointed January 2003, REX Bionics Pty Ltd appointed February 2012, Sheldon LTD (formerly Sea Dragon) appointed October 2012, Adherium Ltd appointed April 2015, Bioscience Managers UK Ltd appointed August 2017, Marine Department Ltd, appointed January 2019, JLCC Ltd appointed December 2019, Tidal Sense LTD (formally CRiL) appointed November 2020 and Humanetix Ltd appointed September 2021. We believe Mr. Curnock Cook is qualified to serve on our Board of Directors based on his extensive experience in the life sciences sector.

Professor Suzanne Crowe AO has served as a Director since January 2016. Australian-based, she is a physician-scientist and ASX/Nasdaq-listed company director with expertise in supporting companies with their medical and scientific strategies. A Fellow of the Australian Institute of Company Directors, and Emeritus Professor, Monash University Melbourne, she is currently a Director of Sonic Healthcare Ltd, a large global medical diagnostics company. Past board positions include St Vincent’s Health Australia Ltd (2012-2021), the country’s largest not-for-profit health and aged care provider. After 35 years at both, she has recently retired from the Burnet Institute, having served as Associate Director Clinical Research, and The Alfred Hospital Melbourne, where she held the appointment of Senior Specialist Physician in Infectious Diseases. She was appointed as Officer of the Order of Australia in June 2020 in recognition of her distinguished services to health, clinical governance, biomedical research, and education. We believe Professor Crowe is qualified to serve on our Board of Directors based on her technical experience and extensive expertise in supporting companies with their medical and scientific strategies.

Jan Stern Reed has served as a Director since July 2021. She has more than 35 years of legal, management and business leadership experience primarily within the healthcare industry, and brings significant expertise in corporate governance, compliance, and risk management. Ms. Reed served as Senior Vice President, General Counsel and Corporate Secretary at Walgreens Boots Alliance, Inc., a global health and wellbeing company. Prior to Walgreens, Ms. Reed was Executive Vice President, Human Resources, General Counsel and Corporate Secretary of Solo Cup Company, where she was responsible for the legal, human resources, internal audit, corporate communications, and compliance functions. Prior to Solo Cup Company, she was Associate

General Counsel, Corporate Secretary and Chief Corporate Governance Officer at Baxter International, Inc. Ms. Reed holds a Bachelor of Arts degree from the University of Michigan and a Juris Doctor from the Northwestern University Pritzker School of Law. Ms. Reed currently serves as a board member of Stepan Co. (NYSE: SCL), a major manufacturer of specialty and intermediate chemicals used in a broad range of industries, and AngioDynamics, Inc. (NASDAQ: ANGO), an industry-leading and transformative medical technology company focused on restoring healthy blood flow in the body’s vascular system, expanding cancer treatment options, and improving quality of life for patients. We believe Ms. Reed is qualified to serve on our Board of Directors based on her extensive experience in legal, human resources, corporate governance, general management and business leadership, primarily within the healthcare industry.

Robert McNamara has served as a Director since April 2023. He is an accomplished senior executive with over 25 years of leadership experience in public and privately held companies in the medical device and technology industries. His extensive experience in operations and financial management spans across early stage, high growth, and mature companies. He is currently a member of the Board of Directors and Chair of Audit Committee for Axonics, Inc. Additionally, Mr. McNamara is a member of the Board of Directors and Chair of Compensation Committee for Xtant Medical Holdings. Prior to these appointments, Mr. McNamara served as Executive Vice President, Chief Financial Officer of LDR Holding/Spine. Prior to this role, he served as the Chief Financial Officer of three publicly traded medical device companies including Accuray, Somnus Medical Technologies, and Target Therapeutics. Mr. McNamara holds a Bachelor of Science in Accounting from the University of San Francisco and an MBA from The Wharton School, University of Pennsylvania. We believe Mr. McNamara is qualified to serve on our Board of Directors because of his experience with financial management and other requirements of U.S. public and private companies, and considerable expertise in the medical device and technology industries.

Cary Vance has served as a Director since April 2023. Mr. Vance has over 25 years of extensive leadership experience with commercial and operational expertise in the healthcare industry. He is currently the President and Chief Executive Officer of PhotoniCare, Inc., a position he has held since May 2023. Prior to this appointment, he was President and CEO of Titan Medical, and he continues to serve as an independent director for Titan Medical’s Board of Directors. Previously, Mr. Vance served as President and CEO of XCath, a privately held neurovascular robotics company, having also served in similar roles at OptiScan Biomedical, Myoscience, and Hansen Medical. He strategically transformed and commercialized these businesses and markets with disruptive, enabling, and game-changing novel technologies. Mr. Vance has also executed on equity and debt financing strategies as an integral step to successful value creation and M&A events. Prior to his role at Hansen Medical, he served in various global executive leadership roles at Teleflex, Covidien, and GE HealthCare. Mr. Vance is Lean/Six Sigma Black Belt Certified, NACD Certified, and holds both a Bachelor of Arts degree in Economics and an MBA from Marquette University. We believe Mr. Vance is qualified to serve on our Board of Directors based on his leadership experience and extensive expertise in commercial and operations in the healthcare industry.

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

Identification of Named Executive Officers

Name	Age	Position	Date First Elected or Appointed
James Corbett	65	Chief Executive Officer	September 2022
David O'Toole	65	Chief Financial Officer	June 2023
Donna Shiroma	61	General Counsel	June 2018

James Corbett is discussed above under “Identification of Directors”.

David O'Toole an accomplished financial executive with extensive experience in both public company operations and capital markets, Mr. O’Toole joined AVITA Medical in 2023 as its Chief Financial Officer. Mr. O’Toole most recently served as CFO of Opiant Pharmaceuticals, a biopharmaceutical company developing treatments for addiction and drug overdose, which was acquired by Indivior in March of 2023. Prior to that, he served as CFO of Soleno Therapeutics, a company focused on the development and commercialization of novel therapeutics for the treatment of rare diseases. Prior to Soleno, Mr. O’Toole held the role of CFO for three publicly traded life sciences companies where he built and led high-performance teams. Prior to his CFO experience, he spent over 24 years in public accounting, including 16 years with Deloitte & Touche. He holds a Bachelor of Science in accounting from the University of Arizona and is a Certified Public Accountant (non-active).

Donna Shiroma has served as General Counsel, Chief Compliance Officer, and Corporate Secretary since June 2018. Ms. Shiroma has more than 20 years of legal and compliance experience in the pharmaceutical and medical device industries and has played an instrumental role in transitioning companies from clinical to commercial entities. Prior to joining the Company, she served in roles of increasing responsibility as corporate counsel, vice president of legal, chief privacy officer, chief compliance officer, chief commercial officer and general counsel. Her prior professional experiences are with: Astex Pharmaceuticals from 2017 to 2018, Ascend Therapeutics from 2008 to 2017, PDL BioPharma from 2006 to 2008, and several Johnson & Johnson companies from 2001 to 2006. Ms. Shiroma holds a B.S. in Environmental Sciences from University of California, Berkeley, and a Juris Doctor degree from Santa Clara University School of Law. She is licensed in the State of California as an attorney.

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

Gender Diversity

Under the 4th Edition of the ASX’s Corporate Governance Principles and Recommendations the Company is required to set measurable objectives for achieving gender diversity in the composition of its board, senior executives and workforce generally. As of the date of this Form 10-K, the Company's Directors of the Company are 28.5% female and 71.5% male.

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

Performance Evaluations

At least annually, the Nominating and Corporate Governance Committee will lead the Board of Directors in a self-evaluation to determine whether the board, its committees and individual directors are functioning effectively. The board completed its last self-evaluation during the fiscal year-ended December 31, 2023.

Additionally, the Nominating and Corporate Governance Committee, Compensation Committee and Audit Committee conduct an annual evaluation of each Board committee as it relates to the composition of each committee, the frequency and length of meetings, each committees primary responsibilities, and the effectiveness of the each of the committee’s duties. The Nominating and Corporate Governance Committee and Compensation Committee completed its self-evaluation during the fiscal year-ended December 31, 2023

The Company's Compensation Committee undertakes a review of the performance of the Company's CEO and the executive management team annually during the first quarter of the calendar year. While no performance evaluation for the fiscal year-ended December 31, 2022 took place in 2023, the Company's Compensation Committee completed a performance evaluation for the fiscal year-ended December 31, 2023 on or around January 3, 2024.

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

Section 16(a) Beneficial ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires the Company’s Directors and certain of its executive officers and persons who beneficially own more than 10% of the Company’s common shares to file reports of and changes in ownership with the SEC. Based solely on the Company’s review of copies of SEC filings it has received or filed, the Company believes that each of its Directors, executive officers, and beneficial owners of more than 10% of the shares satisfied the Section 16(a) filing requirements during the fiscal year-ended December 31, 2023.

Election of Directors

Our Board of Directors consists of seven members. Directors are elected at our annual general meeting of stockholders and hold office for a term of one year and until their successors have been elected and qualified or until the earlier of their resignation or removal. Our Directors were most recently elected at our 2023 annual general meeting on June 6, 2023, to hold office for a term of one year or until his or her successor is duly elected and qualified. Any newly created directorship or any vacancy occurring on our Board of Directors may be filled only by a majority of the remaining members of our Board, even if such majority is less than a quorum, and each Director so elected shall hold office until the expiration of the term of office of the Director whom he or she has replaced or until his or her successor is elected and qualified. Under ASX Listing Rule 14.4, any Directors of the Company (except a managing Director) must not hold office without re-election past the third annual general meeting following the Director’s appointment or three years, whichever is longer.

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

Director	Independent	Compensation Committee	Audit Committee	Nominating and
Corporate
Governance
Committee
Lou Panaccio	X	Member	Member
Jeremy Curnock Cook	X	Member		Member
Professor Suzanne Crowe	X	Member		Member
Jan Stern Reed	X	Member	Member	Chair
Robert McNamara	X		Chair	Member
Cary Vance	X	Chair	Member

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

Our Audit Committee currently consists of four Board members, each of whom satisfies the “independence” requirements of the SEC, Nasdaq Marketplace Rules, the ASX Listing Rules and the 4th Edition of the ASX’s Corporate Governance Principles and Recommendations. Our Audit Committee is currently composed of Robert McNamara, Lou Panaccio, Cary Vance and Jan Stern Reed. Each qualifies as an “independent director” within the meaning of Nasdaq Marketplace Rules and the 4th Edition of the ASX’s Corporate Governance Principles and Recommendations. Mr. Curnock-Cook was interim, Chairman of the Audit Committee from September 2022 through April 2023. Mr. Robert McNamara is the current Audit Committee Chair and was appointed to that role as of May 2023, following his appointment to the Board of Directors. Our Board of Directors has determined that Robert McNamara is an “audit committee financial expert”, as defined in item 407(d)(5)(ii) of Regulations S-K. The Audit Committee meets at least two times per year. See below for summary of attendance.

The Audit Committee held a total of five meetings during the annual period ended December 31, 2023. The meetings attended by each Director, and the number of meetings that they were each eligible to attend, is as follows:

Audit Committee Meeting Attendance
		Meetings attended/Meetings held
Robert McNamara	(1)	3/5
Jeremy Curnock Cook	(2)	5/5
Lou Panaccio		4/5
Jan Stern Reed		5/5
Cary Vance	(3)	3/5
James Corbett	(4)	5/5
(1)
Mr. Robert McNamara was elected to the Board of Directors on April 1, 2023. Mr. McNamara was appointed by the Board of Directors to serve as Audit Committee Chair, with effect from May 10, 2023.
(2)
Mr. Jeremy Curnock Cook stepped down as a member of the Audit Committee, with effect from May 10, 2023.
(3)
Mr. Cary Vance was elected to the Board of Directors on April 1, 2023. Mr. Vance was appointed by the Board of Directors to serve as an Audit Committee member, with effect from May 10, 2023.
(4)
Mr. James Corbett was not a member of the Audit Committee but was in attendance at all Audit Committee meetings in 2023 as CEO.

Compensation Committee

Our Board of Directors has established a Compensation Committee, which is comprised of independent Directors, within the meaning of Nasdaq Marketplace Rules and also the 4th Edition of the ASX’s Corporate Governance Principles and Recommendations. The Compensation Committee must be comprised solely of non-executive directors in accordance with the ASX Listing Rules and must also be chaired by an independent Director in accordance with the 4th Edition of the ASX’s Corporate Governance Principles and Recommendations. The Compensation Committee is responsible for reviewing the salary, incentives, and other benefits of our directors, senior executive officers and employees, and to make recommendations on such matters for approval by our Board of Directors. The Compensation Committee is also responsible for overseeing and advising our Board of Directors with regard to the adoption of policies that govern our compensation programs. Professor Suzanne Crowe, Jeremy Curnock Cook, Jan Stern Reed, Cary Vance and Lou Panaccio are the current members of the Compensation Committee, and each qualifies as an “independent Director” within the meaning of Nasdaq Marketplace Rules and the 4th Edition of the ASX’s Corporate Governance Principles and Recommendations. Cary Vance is the chair of this committee (being an independent Director who is not the chair of the Board).

The Compensation Committee held a total of five meetings during annual period ended December 31, 2023. The meetings attended by each Director, and the number of meetings that they were each eligible to attend, is as follows:

Compensation Committee Meeting Attendance
		Meetings attended/Meetings held
Professor Suzanne Crowe		5/5
Jeremy Curnock Cook		4/5
Lou Panaccio		5/5
Jan Stern Reed	(1)	5/5
Cary Vance	(2)	3/5
James Corbett	(3)	5/5
Robert McNamara	(4)	3/5

(1)
Ms. Jan Stern Reed stepped down from role as Compensation Committee Chair and was appointed by Board of Directors to serve as Compensation Committee member, with effect from May 10, 2023.
(2)
Mr. Cary Vance was elected to the Board of Directors on April 1, 2023. Mr. Vance was appointed by the Board of Directors to serve as member of Compensation Committee, with effect from May 10, 2023. Mr. Vance was then appointed to Compensation Committee Chair beginning with August 9, 2023 meeting.
(3)
Mr. James Corbett was not a member of the Compensation Committee but was in attendance at all Compensation Committee meetings in 2023 as CEO.
(4)
Mr. Robert McNamara was elected to the Board of Directors on April 1, 2023.

Nominating and Corporate Governance Committee

Our Board of Directors has established a Nominating and Corporate Governance Committee. Under the 4th Edition of the ASX’s Corporate Governance Principles and Recommendations, our Nominating and Corporate Governance Committee should have at least three members, a majority of whom are independent, and should also be chaired by an independent director. Professor Suzanne Crowe, Robert McNamara, Jan Stern Reed and Jeremy Curnock Cook are the current members of the Nominating and Corporate

Governance Committee and each qualifies as an “independent director” within the meaning of Nasdaq Marketplace Rules and the 4th Edition of the ASX’s Corporate Governance Principles and Recommendations. Jan Stern Reed is the Chair of this committee (being an independent director). The Nominating and Corporate Governance Committee is responsible for identifying individuals qualified to become members of our Board of Directors, recommending nominees for election at the stockholders meetings or to fill vacancies that arise on our Board of Directors, and recommending qualified and experienced directors to serve on the committees of our Board of Directors. In addition, the Nominating and Corporate Governance Committee is responsible for leading the Board of Directors to complete a self-evaluation of the board, its committees, and the individual directors.

The Nominating and Corporate Governance Committee held a total of four meetings during the annual period ended December 31, 2023. The meetings attended by each Director, and the number of meetings that they were each eligible to attend, is as follows:

Nominating and Corporate Governance Committee Meeting Attendance
		Meetings attended/Meeting held
Lou Panaccio	(1)	3/4
Jeremy Curnock Cook		4/4
Professor Suzanne Crowe		4/4
Jan Stern Reed		4/4
Robert McNamara	(2)	3/4
James Corbett	(3)	4/4
Cary Vance	(4)	3/4

(1)
Mr. Lou Panaccio stepped down as a member of the Nominating and Corporate Governance Committee, with effect from May 10, 2023.
(2)
Mr. Robert McNamara was elected to the Board of Directors on April 1, 2023. Mr. McNamara was appointed by the Board of Directors to serve as member of the Nominating and Corporate Governance Committee, with effect from May 10, 2023.
(3)
Mr. James Corbett was not a member of the Nominating and Corporate Governance Committee but was in attendance at all Nominating and Corporate Governance Committee meetings in 2023 as CEO.
(4)
Mr. Cary Vance was elected to the Board of Directors on April 1, 2023.

Board of Directors’ Meetings

The Board of Directors held a total of seven meetings during the annual period ended December 31, 2023. The meetings attended by each Director, and the number of meetings that they were each eligible to attend, is as follows:

Board of Directors' Meeting Attendance
Meetings attended/Meetings held
Lou Panaccio		7/7
Jeremy Curnock Cook		7/7
Professor Suzanne Crowe		7/7
Jan Stern Reed		7/7
Robert McNamara	(1)	4/7
Cary Vance	(2)	5/7
James Corbett		7/7

(1)
Mr. Robert McNamara was elected to the Board of Directors on April 1, 2023.
(2)
Mr. Cary Vance was elected to the Board of Directors on April 1, 2023.

Item 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the below listed “named executive officers” of our company are set out in the summary compensation below.

o
James Corbett, Chief Executive Officer
o
David O'Toole, Chief Financial Officer
o
Donna Shiroma, General Counsel

SUMMARY COMPENSATION TABLE

The following table sets forth for our named executive officers the following information for the annual period ended December 31, 2023 and December 31, 2022.

Name and				Stock	Option	All Other
Position	Year	Salary	Bonus	Awards (1)	Awards (2)	Compensation (3)		Total
Named Executive Officers:		($)	($)	($)	($)	($)		($)
James Corbett	2023	625,000	491,188	-	912,500	39,987	(4)	2,068,675
Chief Executive Officer	2022	156,992	100,726	-	1,232,747	5,119	(4)	1,495,584
David O'Toole	2023	245,048	146,753		1,607,150	7,875	(5)	2,006,826
Chief Financial Officer	2022	-	-	-	-	-		-
Donna Shiroma	2023	431,526	209,829	-	547,500	47,249	(6)	1,236,104
General Counsel	2022	416,902	178,662	178,672	82,524	47,155	(7)	903,915

(1)
Amounts in this column represent awards of restricted stock units with the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The fair value determined at the date of grant in accordance with U.S. GAAP based on the closing price of our common stock on the applicable grant date. The vesting of these stock awards is subject to continuation of employment over the relevant vesting period.
(2)
Amounts in this column represent awards of stock options with the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Amounts in this column represent option awards issued to the individuals noted, based on the fair value determined at the date of grant in accordance with U.S. GAAP. See Note 15- Share-Based Payment Plans to our Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” for the assumptions used in determining the grant date fair value of option awards. The vesting of these option awards are subject to various performance or tenure related criteria.
(3)
Amounts in this column represent all other compensation for the covered fiscal year that the smaller reporting company could not properly report in any other column of the Summary Compensation Table. This includes the non-qualified deferred compensation employer match, 401(k) match, and fringe benefits such as car allowance, accommodations and medical benefits, along with related taxes on grossed up fringe benefits.
(4)
Relates to accommodation costs associated with the executive commuting from his home to our offices in Valencia, California (including an amount necessary to gross up these costs for income tax purposes under U.S. federal and California State laws).
(5)
Represents 401(k) employer match contribution.
(6)
Comprised of (a) $28,045 in non-qualified deferred compensation employer match and (b) $19,204 in 401(k) employer match contribution.
(7)
Comprised of (a) $28,855 in non-qualified deferred compensation employer match and (b) $18,300 in 401(k) employer match contribution.

Employment Contracts

The following table outlines the specified terms of the relevant employment contracts for the named executive officers of the Company. For compensation information of named executives refer to the table above.

Role	Name	Contract Duration	Period of Notice (2) (3)	Termination payments provided for by contract (1)
Chief Executive Officer(CEO)	James Corbett	Three years with automatic one-year extensions on each anniversary.	Termination by the Company with or without Cause– No notice period. Termination by executive- with or without Good Reason - 90 days prior written notice.	18 months
Chief Financial Officer (CFO)	David O'Toole	Open ended contract	Termination by the Company or Executive with or without Cause– No notice period.	12 months
General Counsel (GC)	Donna Shiroma	Open ended contract	Termination by the Company or Executive with or without Cause– No notice period.	12 months

(1)
Termination payments only in the event of employment termination for involuntary termination without cause or termination for “Good Reason.”
(2)
“Cause” - For the CEO, "Cause" shall mean the occurrence of any of the following events: (i) Executive's unauthorized misuse of the Company's trade secrets or proprietary information, (ii) Executive's conviction or plea of nolo contendere to a felony or a crime involving moral turpitude, (iii) Executive's committing an act of fraud against the Company, or (iv) Executive's gross negligence or willful misconduct in the performance of his duties that has had or is likely to have a material adverse effect on the Company. Except for a failure, breach or refusal which, by its nature, cannot reasonably be expected to be cured, Executive shall have ten (10) business days from the delivery date of the Company's written notice of termination within which to cure any acts constituting Cause. For the CFO, Cause is defined as (i) conviction of, or a plea of guilty or nolo contendere to, a felony or crime involving moral turpitude; (ii) participation in an act of fraud or theft against the Company; (iii) willful and material breach of any contractual, statutory, fiduciary, or common law duty owed to the Company including without limitation Section 4.1 of this Agreement; (iv) willful and repeated failure to satisfactorily perform job duties; or (v) any willful act that is likely to and which does in fact have the effect of injuring the reputation, business, or a business relationship of the Company. For the GC, Cause is defined as: conviction of, or a plea of guilty or nolo contendere to, a felony or crime involving moral turpitude; participation in an act of fraud or theft; willful and material breach of any contractual, statutory, fiduciary or common law duty owed to the Company; intentional and repeated failure of Executive to perform Executive's job duties after receiving notice of the stated deficiencies and Executive willfully falling to address the deficiencies and deliberately continuing to not perform stated job duties; or any willful, deliberate, premeditated act by Executive that materially and demonstrably injures the reputation, business or a business relationship of the Company.
(3)
“Good Reason” - For the CEO, Good Reason is defined as (i) a material reduction in Executive's Base Salary unless a proportionate reduction is made to the Base Salary of all members of the Company's senior management, (ii) a permanent relocation of Executive's principal place of employment by more than 50 miles from the location in effect immediately prior to such relocation, (iii) any material by the Company of any material provision of this Agreement, or (iv) a material diminution in the nature or scope of Executive's authority or responsibilities from those applicable to Executive as of the Effective Date (date of hire). For the CFO and GC, Good Reason is defined as (i) a material diminution in Executive’s authority, duties, or responsibilities in effect at the time of this Agreement; (ii) any reduction in the Executive’s then current base salary; (iii) relocation of Executive’s principal place of work by a distance of fifty (50) miles or more from the Executive’s then current principal place of work without the Executive’s consent; (iv) material breach by the Company of any provision of this Agreement; provided, however, that the conduct described in the foregoing subsections (i) through (iv)

will only constitute Good Reason if such conduct is not cured within thirty (30) days after the Company’s receipt of written notice from the Executive specifying the particulars of the conduct the Executive believes constitutes Good Reason.”

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

Potential Payments upon Involuntary Termination, Resignation without Good Reason or Change-In-Control

The employment contract provides for the following severance payments upon termination by us without cause or by the employee for good reason (as defined in the particular employment agreement): (i) payment of the employee’s then-current base salary for a period of 18-months for the CEO and 12-months for the CFO or General Counsel, following termination (ii) a pro-rated target bonus for the period during which the employee was employed in the year of termination and (iii) continued coverage under our group health and benefits plan consistent with the term of the base salary; and (iv) immediate acceleration of unvested stock options and restricted stock unit awards.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2023 (in US dollars).

	Option awards				Stock awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised unearned options	Option exercise price (2)	Option expiration date (2)	Number of unearned shares, units or other rights have not vested	Market or payout value of unearned shares, units or other rights have not vested (1)
James Corbett, Chief Executive Officer	5,834	1,641	$12.18	12/22/2031	2,891	$14,455
	56,574	169,722	$5.64	9/28/2032
	-	100,000	$14.17	6/6/2033
David O'Toole, Chief Financial Officer	-	150,000	$17.00	6/15/2033
Donna Shiroma, General Counsel	17,000	-	$4.38	6/25/2028	29,216	$146,080
	26,100	-	$6.38	11/1/2028
	64,700	-	$5.99	11/30/2028
	3,462	3,463	$20.21	7/6/2031
	6,884	13,766	$4.97	7/1/2032
	-	60,000	$14.17	6/6/2033

(1)
Amounts in this column are calculated by multiplying the closing market price of the Company’s stock as of December 31, 2023 by the number of shares or units of stock awards.
(2)
Represents range of exercise price and expiration dates as options were granted on different dates throughout their tenure.

Director Compensation

The following table sets forth certain information regarding the compensation earned by or awarded to each non-employee Director who served on our Board during the fiscal year-ended December 31, 2023 (in US dollars). We do not provide separate compensation to our executive Directors, such as James Corbett, who served as our Chief Executive Officer during the fiscal year-ended December 31, 2023.

	Fees earned in cash (1)	Stock awards (2)	Option awards (3)	Total
Non-Executive Directors
Lou Panaccio - Chairman	$123,983	$87,500	$23,203	$234,686
Jeremy Curnock Cook	89,164	87,500	23,203	199,867
Suzanne Crowe	84,580	87,500	23,203	195,283
Jan Stern Reed	100,417	87,500	23,203	211,120
Robert McNamara	70,836	234,499	63,773	369,108
Cary Vance	66,669	234,499	63,773	364,941
Total Non-Executive Directors	$535,649	$818,998	$220,358	$1,575,005

(1)
Amounts are composed of the following: $70,000 for fees as a Board Member, $35,000 for Chair of the Board, $20,000 for Audit Committee Chair, $15,000 for Compensation Committee Chair, $10,000 for Nominating and Corporate Governance Chair, $10,000 for Audit Committee Member, $7,500 for Compensation Committee Member, and $5,000 for Nominating and Corporate Governance Member.
(2)
Amounts in this column represent awards of restricted stock units with the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The fair value determined at the date of grant in accordance with U.S. GAAP based on the closing price of our common stock on the applicable grant date. The vesting of these stock awards are service based and subject to continued participant as Board Members.
(3)
Amounts in this column represent awards of stock options with the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Amounts in this column represent option awards issued to the individuals noted, based on the fair value determined at the date of grant in accordance with U.S. GAAP. See Note 15- Share-Based Payment Plans to our Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” for the assumptions used in determining the grant date fair value of option awards. The vesting of these option awards are service based and subject to continued participant as Board Members.

Equity Compensation Plan Information as of December 31, 2023

Plan Category		Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
		(a)	(b)	(c)
Equity compensation plans approved by security holders
2016 Equity Incentive Plan	(2)			-	(1)
Stock Options		740,945	$13.69
2020 Equity Incentive Plan				2,294,367
Stock Options		1,553,969	$13.58
RSUs		171,552	$-
2021 AGM Awards				-
Stock Options		22,600	$12.18
RSUs		5,782	$-
2022 AGM Awards				-
Stock Options		247,876	$5.75
RSUs		-	$-
2023 AGM Awards				-
Stock Options		124,768	$14.17
RSUs		57,798	$-
Equity compensation plans not approved by security holders		-	-	-
Total		2,925,290		2,294,367

(1)
Upon closing of the Redomiciliation, the 2016 Plan was terminated with respect to future grants and accordingly, there are no more shares available to be issued under the 2016 Plan.
(2)
The 2016 Plan were previously approved and adopted by the shareholders of AVITA Australia, the former parent company.

No securities were purchased on-market:

•
under or for the purposes of an employee incentive plan; or
•
to satisfy the entitlements of the holders of options or other rights to acquire securities granted under an employee incentive plan.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For common stockholders, the information required with respect to this item will be incorporated herein by reference to our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2023.

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

Australian Disclosure Requirements

Principal Stockholders and Management

The following table provides certain information regarding the ownership of our common stock (including our CDIs), as of January 31, 2024 by each person or group of affiliated persons known to us to be the beneficial owner of more than 5% of our common stock (including our CDIs); each of our named executive officers; each of our Directors; and all of our named executive officers and Directors as a group. The table also sets out the names of all persons (to the best of the Company's knowledge) who have disclosed pursuant to the Corporations Act 2001 (Cth) that they are “substantial shareholders” of the Company and carry 5% or more of the voting rights attached to the issued securities of the Company.

Unless otherwise indicated in the table or the related notes, the address for each person named in the table is c/o AVITA Medical, Inc., 28159 Avenue Stanford Suite 220, Valencia, CA 91355.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)
	More than 5% stockholders:
	BlackRock, Inc. 50 Hudson Yards New York, NY 10001	1,806,149	(3)	7.03%
	The Vanguard Group, Inc. 100 Vanguard Blvd., Malvern, PA 19355	1,392,780	(4)	5.42%
	Directors and named executive officers:
Common Stock	Lou Panaccio	44,948	(5)	*
Common Stock	Jeremy Curnock Cook	22,384	(6)	*
Common Stock	Professor Suzanne Crowe	28,996	(7)	*
Common Stock	Jan Stern Reed	33,952	(8)	*
Common Stock	Cary Vance	-		*
Common Stock	Robert McNamara	-		*
Common Stock	James Corbett	71,097	(9)	*
Common Stock	David O'Toole	17,484	(10)	*
Common Stock	Donna Shiroma	132,656	(11)	*
	All executive officers and directors as a group (9 persons)	351,517		1.37%

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
(2)
Percentage of ownership is based on 25,706,578 shares of our common stock issued and outstanding as of January 31, 2024 (including common stock represented by CDIs). Common stock subject to options or RSUs exercisable within 60 days of January 31, 2024 are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or RSUs but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(3)
Represents shares beneficially owned by BlackRock, Inc, as of December 31, 2023, obtained from Schedule 13G filed by BlackRock, Inc. with the SEC on January 26, 2024.
(4)
Represents shares beneficially owned by Vanguard, Inc, as of December 31, 2023, as obtained from Schedule 13G filed by Vanguard, Inc. with the SEC on February 13, 2024.

(5)
Reflects 16,939 shares of common stock and 100,320 CDIs, which translates into 20,064 shares of common stock. CDIs include 29,860 CDIs which translates into 5,972 shares of common stock that are held by The Panaccio Superannuation Fund. In addition, the amount includes 7,945 shares of stock options to acquire 7,945 shares of our common stock exercisable within 60 days of January 31, 2024.
(6)
Reflects 14,439 shares of common stock and 7,945 shares of stock options to acquire 7,945 shares of our common stock exercisable within 60 days of January 31, 2024.
(7)
Reflects 16,939 shares of common stock, 20,560 CDIs, which represent 4,112 shares of our common stock and 7,945 shares of stock options to acquire 7,945 shares of our common stock exercisable within 60 days of January 31, 2024.
(8)
Reflects 22,723 shares of common stock and 11,229 shares of stock options to acquire 11,229 shares of our common stock exercisable within 60 days of January 31, 2024.
(9)
Reflects 8,689 shares of common stock and 62,408 shares of stock options to acquire 62,408 shares of our common stock exercisable within 60 days of January 31, 2024.
(10)
Reflects 17,484 shares of common stock.
(11)
Reflects 14,510 shares of common stock and 118,146 shares of stock options to acquire 118,146 shares of our common stock exercisable within 60 days of January 31, 2024.

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

Australian Corporate Governance Statement

The Board of Directors and employees of the Company are committed to developing, promoting and maintaining a strong culture of good corporate governance and ethical conduct. The Board of Directors confirm that the Company’s corporate governance framework is generally consistent with the ASX’s Corporate Governance Council’s “Corporate Governance Principles and Recommendations” (4th Edition) (“ASX Governance Recommendations”). The Company’s Corporate Governance Statement is available for viewing at https://ir.avitamedical.com/corporate-governance. The Corporate Governance Statement sets out the ASX Governance Recommendations and the Company’s response as to how and whether it follows those recommendations. Where the Company’s practices depart from a recommendation, the Board of Directors has disclosed in the Corporate Governance Statement the departure along with reasons for the adoption of its own practices. The Company’s most recent Corporate Governance Statement, dated February 22, 2024 and approved by the Board of Directors remains accurate as of the date of this Annual Report on Form 10-K.

Issued capital

As of January 31, 2024, the Company’s issued share capital was as follows:

•
25,706,578 shares of common stock, of which:
•
13,436,606 shares of common stock were held by 4 stockholders of record quoted on Nasdaq; and
•
12,269,972 shares of common stock were held by CHESS Depositary Nominees Pty Limited (“Authorized Nominee”) (on behalf of 20,497 CDI securityholders) representing 61,349,860 CDIs quoted on ASX.

As of January 31, 2024, the following unquoted securities were on issue, which entitle the holders of those securities, upon vesting of their conversion rights, to be issued shares of common stock (including in certain cases in the form of CDIs) of the Company:

•
the equivalent of 3,695,568 unquoted options held amongst 126 option holders. Specifically:
•
the equivalent of 333,771 options are on issue to Mr. James Corbett, CEO;

•
the equivalent of 3,361,797 options were granted (and are on issue) to 125 employees and directors of the Company under Avita Australia's 2016 Equity Incentive Plan and 2020 Equity Incentive Plan and the Company's 2021, 2022 and 2023 AGM Awards; and
•
the equivalent of 225,180 unquoted restricted stock units (“RSUs”) held as follows:
•
the equivalent of 2,891 RSUs held by Mr. Corbett, CEO; and
•
the equivalent of 222,289 RSUs held by 31 employees of the Company under Avita Australia's 2020 Employee Incentive Plan and the Company's 2021, 2022 and 2023 AGM Awards.

As of January 31, 2024, the Company does not have any restricted securities that are on issue or any securities subject to voluntary escrow that are on issue.

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

Holders of options, warrants and RSUs are not entitled to vote at the Company's general meetings.

Substantial Stockholders

The information required in relation to the substantial shareholders of the Company is included in this Annual Report at Item 12 of Part III.

Distribution of Common Stock and CDI Holders at January 31, 2024

Below is a distribution schedule of the number of holders of common stock and CDIs, categorized by the size of their holdings, based on the Company’s registers as at January 31, 2024.

	Common Stock
	Number of Holders of Record	Shares of common stock	Percentage of total common stock ownership (1)
1 - 1,000	1	20	0.00%
1,001 - 5,000	-	-
5,001 - 10,000	-	-
10,001 - 100,000	1	56,944	0.22%
100,001 - and over	2	13,379,642	52.05%
	4	13,436,606
(1)
Percentage of ownership is based on 25,706,578 shares of our common stock issued and outstanding as of January 31, 2024 (including common stock represented by CDIs).

	CDIs
	Number of Holders	Number of common stock equivalents (CDIs divided by 5) (1)	Percentage of total common stock ownership (2)
1 - 1,000	13,668	955,455	3.72%
1,001 - 5,000	4,985	2,401,553	9.34%
5,001 - 10,000	1,029	1,543,639	6.00%
10,001 - 100,000	766	3,713,271	14.44%
100,001 - and over	49	3,656,054	14.22%
	20,497	12,269,972
(1)
Assuming all CDI's are held as common stock of the Company, with 5 CDIs representing a beneficial ownership interest in one share of common stock of the Company.
(2)
Percentage of ownership is based on 25,706,578 shares of our common stock issued and outstanding as of January 31, 2024 (including common stock represented by CDIs).

The number of holders holding less than a marketable parcel of securities

The number of stockholders and/or CDI holders holding less than a marketable parcel of shares of common stock and/or CDIs (where a “marketable parcel” means a parcel of securities worth at least A$500, pursuant to the ASX Operating Rules) as of January 31, 2024 was as follows:

•
2,591 holders of less than a marketable parcel of CDIs.
•
No common stockholders owning less than a marketable parcel of shares of common stock.

Buy-back of securities

There is no current on-market buy-back of our securities.

Twenty Largest Holders as of January 31, 2024

Below is a statement of the 20 largest stockholders and CDI holders, and the number and percentage of issued common stock held by those holders, based on the Company’s registers at January 31, 2024. (assuming all CDI's are held as common stock of the Company, with 5 CDIs representing a beneficial ownership interest in one share of common stock of the Company).

Common Stock
Rank	Name	Shares of common stock	Percentage of total common stock outstanding (1)
1	CEDE & CO	13,250,330	51.54%
2	DR MIKE PERRY	129,312	0.50%
3	ARLENE O E PERRY	56,944	0.22%
4	GARY L ORLOFF	20	0.00%
	Total	13,436,606
(1)
Percentage of ownership is based on 25,706,578 shares of our common stock issued and outstanding as of January 31, 2024 (including common stock represented by CDIs).

CDIs
Rank	Name	Number of Common stock equivalents (CDIs divided by 5) (1)	Percentage of total common stock outstanding (2)
1	UBS NOMINEES PTY LTD	417,970	1.63%
2	CITICORP NOMINEES PTY LIMITED	400,634	1.56%
3	WASHINGTON H SOUL PATTINSON AND COMPANY LIMITED	302,529	1.18%
4	BNPP NOMS PTY LTD HUB24 CUSTODIAL SERV LTD	285,593	1.11%
5	J P MORGAN NOMINEES AUSTRALIA PTY LIMITED	204,641	0.80%
6	MR EVAN PHILIP CLUCAS + MS LEANNE JANE WESTON <KURANGA NURSERY SUPER A/C>	159,013	0.62%
7	HSBC CUSTODY NOMINEES (AUSTRALIA) LIMITED	122,390	0.48%
8	MERRILL LYNCH (AUSTRALIA) NOMINEES PTY LIMITED	97,530	0.38%
9	WARBONT NOMINEES PTY LTD <UNPAID ENTREPOT A/C>	92,521	0.36%
10	BNP PARIBAS NOMS PTY LTD	90,998	0.35%
11	BNP PARIBAS NOMINEES PTY LTD <IB AU NOMS RETAILCLIENT>	85,911	0.33%
12	TAGGART INVESTMENTS PTY LTD <TAGGART INVESTMENT A/C>	76,800	0.30%
13	NULIS NOMINEES (AUSTRALIA) LIMITED <NAVIGATOR MAST PLAN SETT A/C>	63,116	0.25%
14	MR EDUARD AVETISOV	62,060	0.24%
15	BNP PARIBAS NOMINEES PTY LTD ACF CLEARSTREAM	61,873	0.24%
16	MR ANDRE WALL ELLIS + MRS OLIVIA LOUISE ELLIS	60,000	0.23%
17	MRS ARLENE PERRY	60,000	0.23%
18	WAIRAHI INVESTMENTS LIMITED	60,000	0.23%
19	SANDHURST TRUSTEES LTD <JMFG CONSOL A/C>	55,740	0.22%
20	MR DAVID ANTHONY DEELEN	50,800	0.20%
	Total	2,810,119
	Remaining CDI Holders	9,459,853
	Total common stock held with CDI shares	12,269,972

(1)
Assuming all CDIs are held as shares of common stock of the Company, with 5 CDIs representing a beneficial ownership interest in one share of common stock in the Company.

(2)
Percentage of ownership is based on 25,706,578 shares of our common stock issued and outstanding as of January 31, 2024 (including common stock represented by CDIs).

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

Registers of securities are held as follows:

•
for CDIs in Australia at Computershare Investor Services Pty Limited, Level 2, 45 St Georges Terrace, Perth WA 6000 Australia, Investor Enquiries +61 8 9323 2000 (within Australia) +61 3 9415 4677 (outside Australia); and
•
for common stock in the United States at Computershare Investor Services, 250 Royall Street, Canton, MA 02021 USA, Tel: +1 866-644-4127.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

SEC rules require us to disclose any transaction or currently proposed transaction in which the Company is a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or 1% of the average of the Company’s total assets as of the end of the last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s Common Stock, or an immediate family member of any of those persons. Since January 1, 2023, the Company has not participated in any such related party transaction.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Fees and Services

Grant Thornton LLP, the U.S. member of Grant Thornton International Ltd, independent registered public accountants have served as our independent public accountant for the years-ended December 31, 2023 and 2022. The following table sets forth fees billed or accrued by our independent registered public accountants during the years-ended December 31, 2023 and 2022.

	Year-Ended	Year-Ended
	December 31, 2023	December 31, 2022
Audit fees - Grant Thornton LLP (1)	$775,020	$605,900
Grant Thornton UK LLP (1)	47,301	46,832
Tax fees - Grant Thornton LLP (2)	137,812	87,281
Total fees	$960,133	$740,013

(1)
Audit fees consist of fees for the professional services by the principal accountant for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.
(2)
Tax fees include the aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

The Audit Committee’s policy is for the Audit Committee to approve all audit and non-audit services prior to such services being performed by the independent registered public accounting firm. Before engaging an independent registered public accountant firm to render audit or non-audit services, the engagement is approved by the Company’s Audit Committee or the engagement to render services is entered into pursuant to pre-approval policies and procedures established by the audit committee. The Audit Committee pre-approved all audit services provided by independent registered public accountants during the years-ended December 31, 2023 and 2022.

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

(3)
Exhibits

The exhibits listed in the following Index to Exhibits are filed, furnished or incorporated by reference as part of this Annual Report

EXHIBITS

Exhibit	Exhibit
Number	Description

2.1	Scheme Implementation Agreement (incorporated by reference to Exhibit 99.2 of Form 6-K of Avita Medical Limited dated April 20, 2020)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K12B filed on June 30, 2020)

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-KT filed on February 28, 2022)

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the registrant’s Form 10-KT filed on February 28, 2022)

4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the registrant's Form 10-K filed on February 23, 2023)

10.1	Employee Incentive Option Plan (incorporated by reference to Exhibit 4.1 of the Form 20-F of Avita Medical Limited filed September 27, 2019)†

10.2	Employee Share Plan (incorporated by reference to Exhibit 4.2 of the Form 20-F of Avita Medical Limited filed September 27, 2019)†

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

10.11	Executive Employment Agreement between the registrant and James Corbett dated September 26, 2022 (incorporated by reference to Exhibit 10.1 of the registrant's Form 10Q filed on November 10, 2022)

10.12	Amendment One to Employment Agreement between the registrant and James Corbett, dated March 16, 2023 (incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed on March 22, 2023) †

10.13	Executive Employment Agreement between the registrant and David O'Toole dated June 17, 2023 (incorporated by reference to Exhibit 10.3 to the registrants Form 10Q filed August 10, 2023) †*

10.14

Executive Employment Agreement between the registrant and Donna Shiroma, dated effective June 25, 2018 (incorporated by reference to Exhibit 10.18 to the registrant’s Form 10-KT filed on February 28, 2022) †

10.15	Amendment No. 1 to the 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 7, 2023) †

10.16	AVITA Medical, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on June 7, 2023) †

10.17	Form of Stock Option Grant (incorporated by reference to Exhibit 10.19 to the registrant's Form 10-K filed on February 23, 2023)†

10.18	Form of RSU Agreement (incorporated by reference to Exhibit 10.20 to the registrant's Form 10-K filed on February 23, 2023)†

10.19	2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.29 to the registrant’s Form 10-KT filed on February 28, 2022) †

10.20

Fourth Amendment to the Lease Agreement between the registrant and RIF III-Avenue Stanford LLC, dated August 25, 2021, as amended) (incorporated by reference to Exhibit 10.30 to the registrant’s Form 10-KT filed on February 28, 2022)

10.21	Stock Option Grant Agreement between the registrant and James Corbett, dated effective September 28, 2022 (incorporated by reference to Exhibit 10.23 of Form 10-K filed on February 23, 2023).
1
10.22

Fifth Amendment to the Lease Agreement between the registrant and 28159 Avenue Stanford Properties, LLC, (formerly RIF III-Avenue Stanford LLC), dated January 26, 2023, as amended) (incorporated by reference to Exhibit 10.24 to the registrant's Form 10-K filed on February 23, 2023)

10.23	Engagement Letter dated March 15, 2023, between the registrant and Mr. Cary Vance (incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed on March 21, 2023) †

10.24	Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 on Form 10Q issued May 11, 2023) †

10.25	Lease agreement between URP X LLC and AVITA Medical, Inc. dated May 11, 2023 (incorporated by reference to Exhibit 10.5 on Form 10Q issued May 11, 2023)

10.26	Engagement Letter dated March 22, 2023, between AVITA Medical, Inc. and Mr. Robert McNamara (incorporated by reference to Exhibit 10.1 on Form 8K issued March 27, 2023)

10.27

Warrant Certificate, dated October 18, 2023, by and between the Company, and OrbiMed Royalty & Credit Opportunities IV, LP (incorporated by reference to Exhibit 4.1 to the registrant's Form 8-K filed on October 18, 2023)

10.28

Credit Agreement, dated October 18, 2023, by and between the Company, as borrower, and ORCO IV LLC as lender and administrative agent (incorporated by reference to Exhibit 10.1 to the registrant's Form 8-K filed on October 18, 2023)

10.29

Pledge and Security Agreement, dated October 18, 2023, by and among the Company, the guarantors party thereto and ORCO IV LLC (incorporated by reference to Exhibit 10.2 to the registrant's Form 8-K filed on October 18, 2023)

10.30	Lease Agreement between the registrant and Hartco Ventura Inc. dated December 6, 2023**

10.31	Amendment One to Employment Agreement between the registrant and Donna Shiroma, dated March 23, 2022** †

10.32	Amendment Two to Employment Agreement between the registrant and Donna Shiroma, dated August 9, 2023** †

Exhibit	Exhibit
Number	Description

10.33	Amendment One to Employment Agreement between the registrant and David O'Toole, dated August 9, 2023** †

10.34	Waiver and First Amendment to Orbimed Credit Agreement**

10.35	Trademark Security Agreement**

10.36	Supplement to Guarantee**

10.37	Patent Security Agreement**

10.38	Supplement to Pledge and Security Agreement**

10.39	Security Trust Deed**

10.40	Specific security Deed (marketable securities)**

10.41	General Security Deed**

10.42	Exclusive Distribution Agreement between the registrant and PolyMedics Innovation GmbH**

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the registrant’s Form 10-KT filed on February 28, 2022)

97.1	Incentive-Based Compensation Recovery Policy**†

23.1	Consent of Independent Registered Public Accounting Firm**

31.1	Certification of CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **

31.2	Certification of CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **

32.1	Certification of CEO and CFO pursuant to Section 906 of The Sarbanes-Oxley Act of 2002***

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

AVITA Medical, Inc.
(Registrant)

Date: February 22, 2024	/s/ James Corbett
James Corbett
Chief Executive Officer (Principal Executive Officer)

Date: February 22, 2024	/s/ David O'Toole
David O'Toole
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ James Corbett	Chief Executive Officer and Director	February 22, 2024
James Corbett	(Principal Executive Officer)

/s/ David O'Toole	Chief Financial Officer	February 22, 2024
David O'Toole	(Principal Financial and Accounting Officer)

/s/ Lou Panaccio	Chairman of the Board of Directors	February 22, 2024
Lou Panaccio

/s/ Jeremy Curnock Cook	Director	February 22, 2024
Jeremy Curnock Cook

/s/ Suzanne Crowe	Director	February 22, 2024
Suzanne Crowe

/s/ Jan Stern Reed	Director	February 22, 2024
Jan Stern Reed

/s/ Robert McNamara	Director	February 22, 2024
Robert McNamara

/s/ Cary Vance	Director	February 22, 2024
Cary Vance

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

AVITA Medical, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of AVITA Medical, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Los Angeles, California
February 22, 2024

AVITA MEDICAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of
	December 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$22,118	$18,164
Marketable securities	66,939	61,178
Accounts receivable, net	7,664	3,515
BARDA receivables	30	898
Prepaids and other current assets	1,659	1,578
Inventory	5,596	2,125
Total current assets	104,006	87,458
Marketable securities long-term	-	6,930
Plant and equipment, net	1,877	1,200
Operating lease right-of-use assets	2,440	851
Corporate-owned life insurance ("COLI") asset	2,475	1,238
Intangible assets, net	487	465
Other long-term assets	355	122
Total assets	$111,640	$98,264
LIABILITIES, NON-QUALIFIED DEFERRED COMPENSATION PLAN SHARE AWARDS AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	3,793	3,002
Accrued wages and fringe benefits	7,972	6,623
Current non-qualified deferred compensation ("NQDC") liability	168	78
Other current liabilities	1,266	990
Total current liabilities	13,199	10,693
Long-term debt	39,812	-
Non-qualified deferred compensation liability	3,663	1,270
Contract liabilities	357	698
Operating lease liabilities, long term	1,702	306
Warrant liability	3,158	-
Total liabilities	61,891	12,967
Non-qualified deferred compensation plan share awards	693	557
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, $0.0001 par value per share, 200,000,000 shares authorized, 25,682,078 and 25,208,436, shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	3	3
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2023 and December 31, 2022	-	-
Company common stock held by the non-qualified deferred compensation plan	(1,130)	(127)
Additional paid-in capital	350,039	339,825
Accumulated other comprehensive income/(loss)	(1,887)	7,627
Accumulated deficit	(297,969)	(262,588)
Total stockholders' equity	49,056	84,740
Total liabilities, non-qualified deferred compensation plan share awards and stockholders' equity	$111,640	$98,264

The accompanying notes form part of the consolidated financial statements

AVITA MEDICAL, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year-Ended	Year-Ended
	December 31, 2023	December 31, 2022

Revenues	$50,143	$34,421
Cost of sales	(7,780)	(6,041)
Gross profit	42,363	28,380
BARDA income	1,428	3,215
Operating expenses:
Sales and marketing	(37,291)	(21,913)
General and administrative	(28,334)	(23,330)
Research and development	(20,821)	(13,857)
Total operating expenses	(86,446)	(59,100)
Operating loss	(42,655)	(27,505)
Interest expense	(1,143)	(16)
Other income, net	8,483	892
Loss before income taxes	(35,315)	(26,629)
Income tax expense	(66)	(36)
Net loss	$(35,381)	$(26,665)
Net loss per common share:
Basic and Diluted	$(1.40)	$(1.07)
Weighted-average common shares:
Basic and Diluted	25,331,264	25,000,180

The accompanying notes form part of the consolidated financial statements

AVITA MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year-Ended	Year-Ended
	December 31, 2023	December 31, 2022

Net loss	$(35,381)	$(26,665)
Foreign currency translation loss	-	(111)
Cumulative translation adjustment gain recognized in earnings as part of the reorganization of foreign subsidiaries	(9,415)	-
Change in fair value due to credit risk on Long-term debt	(621)	-
Net unrealized gain/(loss) on marketable securities, net of tax	522	(322)
Comprehensive loss	$(44,895)	$(27,098)

The accompanying notes form part of the consolidated financial statements

AVITA MEDICAL, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except shares)

	Common Stock
	Shares	Amount	Company common stock held by the NQDC Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2021	24,925,743	$3	$-	$332,484	$8,060	$(235,923)	$104,624
Net loss	-	-	-	-	-	(26,665)	(26,665)
Stock-based compensation	-	-	-	6,527	-	-	6,527
Exercise of stock options	150,125	-	-	900	-	-	900
Vesting of restricted stock units	114,641	-	-	-	-	-	-
Company common stock held by the NQDC Plan	17,927	-	(127)	127	-	-	-
Change in classification of deferred compensation share awards	-	-	-	(192)	-	-	(192)
Change in redemption value of share awards in NQDC plan	-	-	-	(21)	-	-	(21)
Other comprehensive loss	-	-	-	-	(433)	-	(433)
Balance at December 31, 2022	25,208,436	$3	$(127)	$339,825	$7,627	$(262,588)	$84,740
Net loss	-	-	-	-	-	(35,381)	(35,381)
Stock-based compensation	-	-	-	7,866	-	-	7,866
Exercise of stock options	166,675	-	-	957	-	-	957
Vesting of restricted stock units	106,476	-	-	-	-	-	-
Company common stock held by the NQDC Plan	128,172	-	(1,401)	1,401	-	-	-
Distribution/diversification of Company common stock held by the NQDC Plan	-	-	398	354	-	-	752
Change in redemption value of share awards in NQDC plan	-	-	-	(1,019)	-	-	(1,019)
ESPP purchases	72,319	-	-	655	-	-	655
Net unrealized gain on marketable securities	-	-	-	-	522	-	522
Change in fair value due to credit risk on Long-term debt	-	-	-	-	(621)	-	(621)
Cumulative translation adjustments recognized in earnings as part of the reorganization of foreign subsidiaries	-	-	-	-	(9,415)	-	(9,415)
Balance at December 31, 2023	25,682,078	$3	$(1,130)	$350,039	$(1,887)	$(297,969)	$49,056

The accompanying notes form part of the consolidated financial statements

AVITA MEDICAL, Inc.

Consolidated Statement of Cash Flows

(In thousands)

	Year-Ended
	December 31, 2023	December 31, 2022
Cash flow from operating activities:
Net loss	$(35,381)	$(26,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative translation adjustments recognized in earnings as part of the reorganization of foreign subsidiaries	(9,415)	-
Loss on issuance under credit agreement	1,238	-
Change in fair value of long-term debt	1,616	-
Change in fair value of warrant liability	733	-
Depreciation and amortization	632	568
Stock-based compensation	8,384	6,998
Non-cash lease expense	748	692
Loss on fixed asset disposal	83	3
Investment losses	17	-
Patent impairment loss	4	-
Remeasurement and foreign currency transaction gain/(loss)	37	(85)
Excess and obsolete inventory related charges	221	375
BARDA deferred costs	(194)	130
Contract cost amortization	341	338
Provision for credit losses	24	(5)
Amortization of premium of marketable securities	(1,381)	(281)
Non-cash changes in the fair value of NQDC plan	856	38
Changes in operating assets and liabilities:
Trade and other receivables	(4,172)	(395)
BARDA receivables	868	(590)
Prepaids and other current assets	(451)	(366)
Inventory	(3,693)	(371)
Operating lease liability	(713)	(720)
Corporate-owned life insurance ("COLI") asset	(1,008)	(1,084)
Other long-term assets	(233)	178
Accounts payable and accrued expenses	809	282
Accrued wages and fringe benefits	1,347	1,272
Current non-qualified deferred compensation liability	(1,504)	-
Other current liabilities	266	(92)
Non-qualified deferred compensation plan liability	2,251	994
Contract liabilities	(341)	(254)
Other long-term liabilities	-	(50)
Net cash used in operations	(38,011)	(19,090)
Cash flows from investing activities:
Purchase of marketable securities	(78,757)	(74,362)
Sale of marketable securities	2,372	-
Maturities of marketable securities	79,439	55,555
Purchase of plant and equipment	(1,381)	(452)
Patent filing fees	(66)	(73)
Net cash provided by/(used in) investing activities	1,607	(19,332)
Cash flow from financing activities:
Proceeds from long-term debt	38,762	-
Proceeds from exercise of stock options	957	900
Employee stock purchase plan ("ESPP") purchases	655	-
Net cash provided by financing activities	40,374	900
Effect of foreign exchange rate on cash and cash equivalents	(16)	(26)
Net increase/(decrease) in cash and cash equivalents	3,954	(37,548)
Cash and cash equivalents beginning of the period	18,164	55,712
Cash and cash equivalents end of the period	$22,118	$18,164

Supplemental Disclosure of Cash Flow Information:
Income taxes paid during the period	$44	$17
Interest paid during the period	$1,143	$15
Non-cash investing activities:
Plant and equipment purchases not yet paid	$6	$33
Right-of-use-asset obtained in exchange for lease liabilities	$2,337	$-
Non-cash financing activities:
Warrant liability recognized upon issuance of term loan	$2,425	$-

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

Nature of the Business

AVITA Medical and its subsidiaries (collectively, “AVITA Medical”, “we”, “our”, “us”, or “Company”) is a commercial-stage regenerative medicine company transforming the standard of care in wound management and skin restoration with innovative devices. At the forefront of our portfolio is our patented and proprietary RECELL® System (“RECELL System” or “RECELL”), approved by the FDA for the treatment of thermal burn wounds and full-thickness skin defects, and for repigmentation of stable depigmented vitiligo lesions. RECELL harnesses the regenerative properties of a patient’s own skin to create an autologous skin cell suspension, Spray-On Skin™ Cells, delivering a transformative solution at the point of care. This breakthrough technology serves as the catalyst for a new treatment paradigm enabling improved clinical outcomes. In September 2018, the FDA granted PMA to the RECELL System for use in the treatment of acute thermal burns in patients eighteen years and older. Following receipt of the original PMA, the Company commenced commercialization of the RECELL System in January 2019 in the United States. In June 2021, the FDA approved the expanded use of the RECELL System in combination of meshed autografting for acute full-thickness thermal wounds in pediatric and adult patients. In February 2022, the FDA approved a PMA supplement for the RECELL Autologous Cell Harvesting Device, an enhanced ease-of-use device aimed at providing clinicians a more efficient user experience and simplified workflow. On June 7, 2023, the FDA approved a PMA supplement for full-thickness skin defects based on results of the Company's pivotal trial for soft tissue repair and reconstruction. Following this approval, the Company commenced a commercial launch on June 8, 2023.

On June 16, 2023, the FDA approved a PMA application for the repigmentation of stable depigmented vitiligo lesions. Following FDA approval, the Company established a framework, which consists of three steps, to secure reimbursement for vitiligo. The first step is to conduct the 100-patient post market study called TONE. TONE will evaluate repigmentation using the RECELL device and will also seek to measure the improvement in the quality-of-life following treatment of stable vitiligo with RECELL. TONE, including publication, is expected to be complete by the end of 2024. The second step is to initiate a health economics study to capture the longitudinal healthcare costs for a vitiligo patient, which is expected to be completed by the end of 2024. The purpose of these studies is to demonstrate how treating vitiligo with RECELL can significantly reduce the lifetime healthcare cost of patients. As a result, commercial payors will stand to benefit economically by providing coverage of RECELL for the repigmentation of stable depigmented vitiligo lesions. Conversations with commercial payors will begin during the first quarter of 2025. Commercial coverage will be rolled out on a tiered basis based on state and geographic factors. The Company anticipates that the initial phase of reimbursement coverage will likely begin in the fourth quarter of 2025 with appropriately sized commercial support as coverage is established.

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

In February 2019, the Company entered into a collaboration with COSMOTEC, an M3 Group company, to market and distribute the RECELL System in Japan. Under the terms of the agreement, AVITA Medical will supply the RECELL product, and COSMOTEC will be the sole distributor of the product in Japan. The Company worked with COSMOTEC to advance its application for approval of the RECELL System in Japan pursuant to PMDA. In February 2022, COSMOTEC’s application for regulatory approval was approved by the PMDA with labeling for burns only. In September 2022, COSMOTEC commercially launched RECELL in Japan following Japan’s Ministry of Health, Labor, and Welfare approval of reimbursement pricing.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly reviewed by the Chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU also allows, in addition to the measure that is most consistent with U.S. GAAP, the disclosure of additional measures of segment profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require (i) enhanced disclosures in connection with an entity's effective tax rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts (including allowance for credit losses, carrying value of long-lived assets, the useful lives of long-lived assets, accounting for marketable securities, income taxes, fair value of the debt, fair value of warrants, stock-based compensation and the stand-alone selling price for the BARDA contract) and related disclosures. Estimates have been prepared on the basis of the current and available information. However, actual results could differ from estimated amounts.

Foreign Currency Translation and Foreign Currency Transactions

The financial position and results of operations of the Company’s operating non-U.S. subsidiaries are generally determined using the respective local currency as the functional currency of that subsidiary. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive gain (loss) in shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in general and administrative expenses and were losses of $22,000 and a gain of $91,000 for the years-ended December 31, 2023 and 2022, respectively.

The Company’s subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, nonmonetary assets and liabilities at historical rates. Gains and losses resulting from these remeasurements and foreign currency transactions are included in general and administrative expenses and were a loss of $15,000 and a loss of $6,000 for the years-ended December 31, 2023 and 2022, respectively.

Comprehensive Loss

The components of comprehensive loss consist of net loss, foreign currency translation adjustments ("CTA") from its subsidiaries not using the U.S. dollar as their functional currency, unrealized gains and losses in investments available for sale and changes in fair value due to instrument specific credit risk on the debt. During the year-ended December 31, 2023, the Company liquidated the Company's foreign subsidiaries. In accordance with ASC 830-30, Foreign Currency Matters (“ASC 830”), the CTA was reclassified into earnings. As such, the Company reclassified $9.4 million from comprehensive loss to earnings for the winding down of the foreign subsidiaries. The amount is recorded in Other income, net in the Consolidated Statement of Operations. The Company did not have reclassifications from other comprehensive loss to net loss during the year-ended December 31, 2022.

Revenue Recognition

The Company recognizes revenue when its customers obtain control of promised goods or services, in an amount that reflects the consideration which the Company expects to be entitled in exchange for those goods or services.

To determine revenue recognition for arrangements that are within the scope of Topic 606 Revenue from contracts with customers (“ASC 606”), the Company performs the following five steps:

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

The Company’s revenue consists primarily of the sale of the RECELL System to hospitals or other treatment centers, COSMOTEC and BARDA (collectively, “customers”), predominately in the United States. The Company evaluated the BARDA contract and concluded that a portion of the arrangement, such as the procurement of the RECELL system and the emergency preparedness, represents a transaction with a customer and as such are in the scope of ASC 606. Amounts received from BARDA for the research and development of the Company’s product are classified as BARDA income in the Consolidated Statement of Operations and are accounted for under International Accounting Standards 20 (“IAS 20”). For further details refer to BARDA Income and Receivables below.

Revenues for commercial customers (hospitals, treatment centers and COSMOTEC) are recognized as control of the product is transferred to customers, at an amount that reflects the consideration expected to be received in exchange for the product. Revenues are recognized net of volume discounts. As such, revenue is recognized only to the extent a significant reversal of revenues is not expected to occur in subsequent periods. For the Company’s contracts that have an original duration of one year or less, the Company elected the practical expedient applicable to such contracts and does not consider the time value of money. Further, because of the short duration of these contracts, the Company has not disclosed the transaction price for the remaining performance obligations as of each reporting period or when the Company expects to recognize this revenue. The Company has further applied the practical expedient to exclude sales tax in the transaction price and expense contract acquisition costs such as commissions and shipping and handling expenses as incurred.

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

At contract inception, the total transaction price for the portion of the BARDA contract that is within the scope of ASC 606, was determined to be $9.2 million. The transaction price was allocated on a stand-alone selling price basis as follows: $7.6 million to the procurement of the RECELL product, which is classified as Revenues when recognized in the Consolidated Statement of Operations and $1.6 million to the emergency deployment services which is classified as Revenues when recognized in the Consolidated Statement of Operations. The $1.6 million for emergency deployment includes variable consideration which is deemed immaterial to the contract as a whole. The Company estimated the stand-alone selling price of the procurement of the RECELL product based on historical pricing of the Company’s product at the initial execution of the contract. The Company estimated the stand-alone selling price of the emergency deployment services performed based on the Company’s projected cost of providing the services plus an applicable profit margin as denoted in the contract.

The Company’s performance obligations are either satisfied at a point in time or over time as services are provided. The product procurement performance obligation is satisfied at a point in time, upon transfer of control of the product. RECELL units that have been delivered to BARDA have a product replacement obligation at no cost to BARDA due to product’s limited shelf-life. The estimated cost of the expired inventory over the term of the contract is recognized on a per unit basis at the time of delivery. The estimated liability is released upon replacement of the product along with a corresponding reduction to inventory. The emergency preparedness services performance obligation is satisfied over time. Revenue for the emergency deployment will be recognized on a straight-line basis during the term of the contract as services are consumed over time. Services recognized are included in sales within the Consolidated Statement of Operations. Contract costs to fulfil the performance obligations are incremental and expected to be recovered are capitalized and amortized on a straight-line basis over the term of the contract. Contract costs are included in other current assets.

Contract Liabilities

The Company receives payments from customers based on contractual terms. Trade receivables are recorded when the right to consideration becomes unconditional. The Company satisfies its performance obligation on product sales when the products are shipped or delivered, depending on the terms of the sale. Payment terms on invoiced amounts are typically 30 days, and do not include a financing component. Contract liabilities are recorded when the Company receives payment prior to satisfying its obligation to transfer goods to a customer.

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

Cash and cash equivalents

Cash and cash equivalents consists of cash held at deposit institutions, money market funds and short-term highly liquid investments with original maturities of three months or less from the date of purchase. The Company holds cash at deposit institutions in the amount of $10.7 million and $4.1 million, of which $69,000 and $737,000 is denominated in foreign currencies in foreign institutions as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the Company held cash equivalents in the amount of $11.4 million and $14.1 million, respectively.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, trade receivables, BARDA receivables and other receivables. As of December 31, 2023 and 2022, substantially all of the Company’s cash was deposited in accounts at financial institutions, and amounts may exceed federally insured limits and subject to the risk of bank failure.

As of December 31, 2023, no single commercial customer accounted for more than 10% of accounts receivable. As of December 31, 2022, one commercial customer accounted for approximately 10% of net accounts receivable. For the year-ended December 31, 2023, no single commercial customer accounted for more than 10% of total revenues. For the year-ended December 31, 2022, one commercial customer accounted for more than 10% of total revenues.

BARDA revenues for the procurement of the RECELL system accounted for approximately 1% of total revenues for the years-ended December 31, 2023 and 2022, respectively. BARDA receivables for the procurement of the RECELL system and emergency preparedness accounted for approximately 27% and 2% of BARDA receivables as of December 31, 2023 and 2022, respectively. See table below for breakdown of BARDA receivables (in thousands).

	As of
	December 31, 2023	December 31, 2022
BARDA procurement and emergency preparedness services	$8	$16
BARDA expense reimbursements	22	882
Total	$30	$898

Fair Value of Financial Instruments

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1 — Quoted prices in active markets for identical assets or liabilities.

●

Level 2 — Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

●

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

At December 31, 2023 and 2022, the Company’s financial instruments included cash, accounts payable, accrued expenses, convertible notes and warrant liabilities. The carrying amounts of accounts payable and accrued expenses approximate fair value due to the short-term maturities of these instruments.

Long-term debt

The Company elected the fair value option ("FVO") of accounting under ASC 825-10, Financial Instruments (“ASC 825”), to record the debt at fair value at issuance and subsequently remeasures to fair value each reporting period. The Company elected the fair FVO option of accounting of ASC 825 for the debt from the issuance date in order to not have to bifurcate any embedded derivatives in accordance with ASC 815 Derivatives and Hedging – Contracts in Entity's Own Equity (“ASC 815”). The debt accounted for under the FVO represents a financial instrument containing embedded features which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815. The Company has elected to present interest expense separately from changes in fair value and therefore will present interest expense associated with the debt as Interest expense in the Consolidated Statement of Operations. Any changes in fair value caused by instrument-specific credit risk are presented separately in Other comprehensive income ("OCI") in the Consolidated Balance Sheets. Changes in fair value attributable to changes in credit risk are determined using observable option adjusted spreads for the issuer or comparable companies with similar credit ratings. All costs associated with the issuance of the Credit Agreement accounted for using the FVO were expensed upon issuance. The fair value of the debt is determined using a Monte Carlo Simulation and classified as Level 3 in the fair value hierarchy. For further details refer to Note 4.

Presentation and Valuation of the Warrants

Warrants are accounted for as liabilities in accordance with ASC 815- 40 and were presented within Warrant liability on the Consolidated Balance Sheet as of December 31, 2023. The initial fair value of the warrant liability is measured at fair value at the date of issuance and are remeasured at each reporting date until settlement. Changes in the fair value of the warrant liability is recognized in Other income, net in the Consolidated Statement of Operations for the year ended December 31, 2023.

The Company established the fair value of the warrants utilizing the Black-Scholes pricing model. Assumptions used in the valuation are the price of the company stock, expected share-price volatility, expected term, risk-free interest rate and dividend yield. The Company estimates the volatility based on historical volatility that matches the expected remaining life of the warrants. The expected term of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The warrants were classified Level 3 fair value measurement, due to the use of unobservable inputs.

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

All marketable securities, which consist of corporate debt securities, asset backed securities, U.S treasury and commercial paper are denominated in the U.S. dollars, have been classified as “available for sale”, and are carried at fair value. Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive income (loss) and reported as a separate component of stockholders equity until realized. Realized gains and losses on marketable securities are included in Other income, net, in the accompanying Consolidated Statements of Operations. The cost of any marketable securities sold is based on the specific identification method. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest on marketable securities is included in Other income, net in the Consolidated Statements of Operations. In accordance with the Company’s investment policy, management invests to diversify credit risk and only invests in securities with high credit quality, including U.S. government securities, and the maximum final maturity from the date of purchase is thirty-seven months.

If necessary, the Company will recognize an allowance for credit losses on available-for-sale debt securities on an individual basis, and will no longer consider other than-temporary impairment or immediately reduce the cost basis of the investment provided that it is more likely than not that the security will be held to recovery or maturity. Further, the Company will recognize any improvements in estimated credit losses on available-for-sale debt securities immediately in earnings and reduce the existing allowance for credit losses. The Company will disaggregate its available-for-sale marketable securities into the following categories: commercial paper, corporate debt, government and agency securities and money market funds. The Company’s corporate bonds are comprised of predominantly high-grade corporate bonds while its government and agency securities are U.S. treasury bonds, and U.S. agency bonds. The Company has analyzed both corporate bonds and government and agency securities and identified that both types of securities have similar risk characteristics in that they are traded infrequently and have contractual interest rates and maturity dates.

To evaluate for impairment, management reviews credit rating changes, securities trends, interest rate movements and unrealized loss at the security level of the Company’s available for sale debt securities. If any of these give rise to a potential credit concern, the Company performs a discounted cash flow analysis to determine the credit portion of the impairment. The discounted cash flow analysis will be performed either internally or through the assistance of a qualified third party. Once the credit component of the impairment is determined, the Company will record the impaired amount as an allowance to the available-for-sale debt securities balance and as a charge to other income in the accompanying Consolidated Statements of Operations, not to exceed the amount of the unrealized loss. The Company assesses expected credit losses at the end of each reporting period and adjusts the allowance through Other income, net.

Accounts Receivable

Accounts receivable are recorded net of customer allowances for credit losses. The Company estimates an allowance for expected credit losses (i.e., the inability of our customers to make required payments). These estimates are based on a combination of past experience and current trends. In estimating the allowance for expected credit losses, consideration is given to the current aging of receivables, a specific review for potential bad debts and an evaluation of historic write-offs. The resulting bad debt expense is included in sales and marketing expenses in the Consolidated Statement of Operations. Receivables are written-off when deemed uncollectible. As of December 31, 2023 and 2022, the allowance for credit losses was $48,000 and $24,000, respectively.

A rollforward of the activity in the Company’s allowance for doubtful account is as follows (in thousands):

	Year-ended
	December 31, 2023	December 31, 2022

Balance at beginning of year	$24	$28
Additions: change to cost and expense	24	5
Deductions: write-offs, net of recovery	-	(9)
Balance at end of year	$48	$24

BARDA Income and Receivables

The Company was awarded a BARDA grant in September 2015. Under this grant BARDA supported the Company’s research and development for the Company’s product, including U.S. clinical regulatory program targeted towards FDA PMA, compassionate use programs, clinical and health economics research, U.S. pediatric burn programs and the clinical trial in soft-tissue reconstruction, which led to the full-thickness skin defect indication.

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

Leases

The Company has operating leases for corporate office space, manufacturing and warehouse facility. The Company’s operating leases have remaining lease terms of one year to five years, some of which include options to renew the lease. At contract inception, the Company determines whether the contract is a lease or contains a lease. A contract contains a lease if the Company is both able to identify an asset and can conclude it has the right to control the identified asset for a period of time. Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheet.

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

Intangible Assets

The Company maintains definite-lived intangible assets related to patents initially measured at cost and amortized over estimated useful lives of approximately 3—20 years. The Company had capitalized patent costs of $616,000 and $558,000 as of December 31, 2023 and 2022, respectively, related to regulatory approval of the RECELL System, and are being amortized over their estimated useful lives.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated, undiscounted future cash flows is less than the carrying amount of the asset, then an impairment is recognized for the amount by which the carrying value of the asset exceeds its estimated fair value. Fair value is determined using the market, income, or cost approaches as appropriate for the asset. Any write-downs are treated as permanent reductions in the carrying amount of the asset and recognized as an operating loss. The Company had $4,000 of impairments of long-lived assets for the year-ended December 31, 2023. The Company did not have any impairments in long-lived assets for the year-ended December 31, 2022.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of compensation and employee benefits of sales and marketing personnel and related field sales organization, marketing events, advertising costs, travel, trade shows and other marketing materials. The Company expenses all selling and marketing costs as incurred. Advertising expenses were $398,000 and $216,000 for the years-ended December 31, 2023 and 2022, respectively.

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

•
Expected volatility – determined using the historical volatility using daily intervals over the expected term.
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

Employee Stock Purchase Plan ("ESPP")

The Company's ESPP, features two six-month offering periods per year, running from June 1 to November 30 and December 1 to May 31. The ESPP provides eligible employees with an opportunity to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their eligible compensation. Under the ESPP, employees can purchase the Company's Common Stock at the lower of 85% of the fair value of shares on either the first or last day of the offering period. Amounts deducted and accumulated by the participant are recorded as ESPP liability and included in Accrued wages and fringe benefits in the Consolidated Balance Sheets. This amount is used to purchase shares of common stock at the end of each six-month purchase period. Once the shares are purchased, the ESPP liability is reclassified to stockholders’ equity on the purchase date. The ESPP is a compensatory plan accounted for under the expense recognition provision of share-based payment accounting standards. Compensation expense is recorded based on the fair market value at the grant date, which corresponds to the first day of each purchase period. The Black-Scholes option pricing model is used to estimate the grant date fair value.

Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, assuming potentially dilutive ordinary shares from option exercises, employee share awards, ESPP and warrants and other dilutive instruments that have been issued. For periods where the Company has presented a net loss, potentially dilutive securities are excluded from the computation of diluted net loss per share as they would be anti-dilutive. In accordance with ASC 710-10, Compensation – General (“ASC 710”), shares of common stock held by the rabbi trust are excluded from the denominator in the basic and diluted EPS calculations.

Non-Qualified Deferred Compensation Plan Liability and Corporate-Owned Life Insurance Asset

The Company’s non-qualified deferred compensation plan (the "NQDC plan"), which became effective in October 2021, allows highly compensated key employees to elect to defer a portion of their salary, bonus and RSU awards to later years.

Management determined that the cash deferrals under the NQDC plan shall be accounted for similarly to a defined benefit plan under ASC 715, Compensation – Retirement Benefits (“ASC 715”), and should follow accounting treatment that is similar to a cash balance plan. Management determined that the employee portion and employer portion of the deferred compensation should be recognized as a compensation expense with a corresponding credit to deferred compensation liability. The matching contribution will be accrued over the vesting period of two years with 25% vesting in the first year and 75% vesting in the second year. Employees aged 55 or older immediately vest in employer matching contributions. The change in the liability between each reporting period is accounted for as compensation expense with a corresponding adjustment to deferred compensation liability. Upon distribution, the Company will record the distribution as a decrease to deferred compensation liability with a corresponding credit to cash. The Company funds the NQDC plan through a Corporate-Owned Life Insurance (“COLI”). Per the ASC 325-30-25-1A, Investments – Other, COLI is recorded as an asset on the Consolidated Balance Sheets as it does not meet the definition of a plan asset under ASC 715. The Company invests in COLI policies relating to its deferred compensation plan. Investments in COLI policies are recorded at their cash surrender values as of each balance sheet date. Changes in the cash surrender value during the period are recorded as a gain or loss in the Consolidated Statements of Operations in Other income, net.

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

Under plan type D, the accounting for the assets held by the rabbi trust is subject to the accounting pronouncements under applicable GAAP for each asset type. The deferred compensation obligation is measured independently at fair value of the underlying assets. During the year-ended December 31, 2023, diversified stock was invested in funds under the COLI policy.

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

3. Marketable Securities

The following table summarizes the amortized cost and estimates fair values of debt securities available for sale:

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
(in thousands)
Cash equivalents:
Money market funds	$8,427	$-	$-	$8,427
U.S. Treasury securities	2,992	-	-	2,992
Total cash equivalents	$11,419	$-	$-	$11,419
Current marketable securities:
U.S. Treasury securities	$65,145	$100	$(3)	$65,242
U.S. Government agency obligations	1,699	-	(2)	1,697
Total current marketable securities	$66,844	$100	$(5)	$66,939

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
(in thousands)
Cash equivalents:
Money market funds	$14,089	$-	$-	$14,089
Total cash equivalents	$14,089	$-	$-	$14,089
Current marketable securities:
U.S. Treasury securities	$43,092	$1	$(393)	$42,700
Commercial paper	12,743	-	-	12,743
Corporate debt securities	3,865	-	(23)	3,842
U.S. Government agency obligations	1,901	-	(8)	1,893
Total current marketable securities	$61,601	$1	$(424)	$61,178
Long-term marketable securities:
Asset backed securities	$3,568	$7	$(3)	$3,572
U.S. Treasury securities	2,416	-	(6)	2,410
U.S. Government agency obligations	949	-	(1)	948
Total long-term marketable securities	$6,933	$7	$(10)	$6,930

The maturities of debt securities available for sale are summarized in the following table using contractual maturities. Actual maturities may differ from contractual maturities due to obligations that are called or prepaid.

	As of December 31, 2023		As of December 31, 2022
(in thousands)	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Due in one year or less	$66,844	$66,939	$61,601	$61,178
Due after one year through three years	$-	$-	$6,933	$6,930

Gross unrealized gains and losses on the Company’s marketable securities were an unrealized gain of $100,000 and an unrealized loss of $5,000 as of December 31, 2023 which resulted in a net unrealized gain of $95,000. Gross unrealized gains and losses on the Company’s marketable securities were an unrealized gain of $8,000 and an unrealized loss of $434,000 as of December 31, 2022 which resulted in a net unrealized loss of $426,000.

During the years-ended December 31, 2023 and 2022, the Company did not recognize credit losses. The Company has accrued interest income of $227,000 and $168,000 as of December 31, 2023 and, 2022, recorded in Prepaids and Other Current Assets, respectively. Money market funds were included in the cash and cash equivalents line item.

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

Level 3: Inputs are unobservable inputs for the asset or liability

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	As of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$8,427		$-	$8,427
U.S. Treasury securities	$-	2,992	$-	2,992
Total cash equivalents	$8,427	$2,992	$-	$11,419
Current marketable securities:
U.S. Treasury securities	$-	$65,242	$-	$65,242
U.S. Government agency obligations	-	1,697	-	1,697
Total current marketable securities	$-	$66,939	$-	$66,939
Total marketable securities and cash equivalents	$8,427	$69,931	$-	$78,358
Financial liabilities:
Long-term debt	$-	$-	$39,812	$39,812
Warrant liability	-	-	3,158	$3,158
Non-qualified deferred compensation plan liability	-	3,831	-	$3,831
Total financial liabilities	$-	$3,831	$42,970	$46,801
Financial assets:
Corporate-owned life insurance policies	$-	$2,475	$-	$2,475
Total financial assets	$-	$2,475	$-	$2,475

	As of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$14,089	$-	$-	$14,089
Total cash equivalents	$14,089	$-	$-	$14,089
Current marketable securities:
U.S. Treasury securities	-	42,700	-	42,700
Commercial paper	-	12,743	-	12,743
Corporate debt securities	-	3,842	-	3,842
U.S. Government agency obligations	-	1,893	-	1,893
Total current marketable securities	$-	$61,178	$-	$61,178
Long-term marketable securities:
Asset backed securities	$-	$3,572	$-	$3,572
U.S. Treasury securities	-	2,410	-	2,410
U.S. Government agency obligations	-	948	-	948
Total long-term marketable securities	$-	$6,930	$-	$6,930
Total marketable securities and cash equivalents	$14,089	$68,108	$-	$82,197
Financial liabilities:
Non-qualified deferred compensation plan liability	$-	$1,348	$-	$1,348
Total financial liabilities	$-	$1,348	$-	$1,348
Financial assets:
Corporate-owned life insurance policies	$-	$1,238	$-	$1,238
Total financial assets	$-	$1,238	$-	$1,238

The following table presents the summary of changes in the fair value of our Level 3 financial instruments:

	As of December 31, 2023
	Long-term debt	Warrant liability
Value at beginning of period	$-	$-
Fair value at issuance date - October 18, 2023	37,575	2,425
Change in fair value in earnings	1,616	733
Change in fair value in OCI	621	-
Balance at December 31, 2023	$39,812	$3,158

The Company’s Level 1 assets include money market instruments and are valued based upon observable market prices. Level 2 assets consist of commercial paper, asset back securities and corporate debt securities, U.S. Government Agency obligations and U.S Treasury securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. As of December 31, 2022, the Company had no investments that were measured using unobservable (Level 3) inputs. There were no transfers between fair value measurement levels during the years-ended December 31, 2023 and 2022. Cash equivalents consist of money market funds and are classified as a Level 1. The corporate-owned life insurance contracts are recorded at cash surrender value, which is provided by a third party and reflects the net asset value of the underlying publicly traded mutual funds and are categorized as Level 2. Non-qualified deferred compensation plan liability is measured at fair value based on quoted prices of identical instruments to the investment vehicles selected by the participants.

Long-term debt

The fair value of the debt was determined using a Monte Carlo simulation in order to predict the probability of different outcomes. The valuation was performed based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the debt is recorded in the Consolidated Balance Sheets. The fair value is estimated by the Company each reporting period and the change in the fair value is recorded in earnings.

The below assumptions were used in the Monte Carlo simulation

•
risk free interest rate
•
revenue volatility
•
revenue discount rate

•
future revenue projection
•
expected dividend rate

Warrant Liability

The fair value of the warrant liability is recognized in connection with the Credit Agreement. The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the warrant liability, which is reported within Warrant liabilities on the Consolidated Balance Sheets, is estimated by the Company based on the Black Scholes option pricing model with the following unobservable inputs (Level 3):

•
price of common stock
•
expected term
•
exercise price
•
expected volatility
•
expected risk free interest rate
•
expected dividend rate

5. Revenues

The Company’s revenues consists of sale of the RECELL System to hospitals or other treatment centers, COSMOTEC and to BARDA (collectively “customers”), predominately in the United States. In addition, the Company records service revenue for the emergency preparedness services provided to BARDA.

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

For the contract with BARDA, the Company identified two performance obligations (i) the procurement of 5,614 RECELL units, (ii) emergency preparedness services. The Company’s performance obligations are either satisfied at a point in time or over time as services are provided. The product procurement performance obligation is satisfied at a point in time, upon transfer of control of the product. RECELL units that have been delivered to BARDA have a product replacement obligation at no cost to BARDA due to product’s limited shelf-life. The estimated cost of the expired inventory over the term of the contract is recognized on a per unit basis at the time of delivery. The estimated liability is released upon replacement of the product along with a corresponding reduction to inventory. The Company has estimated deferred cost of approximately $0 and $194,000 as of December 31, 2023 and 2022, respectively, for the rotation cost of the product, such amounts are recorded in Other current liabilities. The emergency preparedness services performance obligation is satisfied over time. Revenue for the emergency deployment will be recognized on a straight-line basis during the term of the contract as services are consumed over time. Services recognized of $335,000 and $370,000 for the years-ended December 31, 2023 and 2022, respectively, and are included in Revenues within the Consolidated Statement of Operations. Contract costs to fulfil the performance obligation are incremental and expected to be recovered are capitalized and amortized on a straight-line basis over the term of the contract. As of December 31, 2023 and December 31, 2022, contract cost of $0 and $252,000 are included in Other current assets, respectively.

Remaining Performance Obligations

Revenues from remaining performance obligations are calculated as the dollar value of the remaining performance obligations on executed contracts and relate to BARDA and COSMOTEC. The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) pursuant to the Company’s existing customer agreements is $390,000 and $698,000 as of December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023 and December 31, 2022, the Company had $0 and $274,000, respectively, in contract liabilities related to our contract with BARDA for the purchase, delivery and storage of the RECELL system for emergency response preparedness. We are contracted to manage this inventory of product until the federal government requests shipment or at contract termination on December 31, 2023. The Company had $390,000 and $424,000 in contract liabilities as of December 31, 2023 and December 31, 2022, respectively, related to the contract with COSMOTEC. These amounts are split between Other current liabilities and Contract Liabilities in the Consolidated

Balance Sheets. As of December 31, 2023 and December 31, 2022, the Company had $33,000 and $0 in Other current liabilities, respectively. As of December 31, 2023 and December 31, 2022, the Company had $357,000 and $424,000 in Contract Liabilities, respectively. The Company expects to recognize these amounts as revenue on a straight-line basis over the term of the contract with COSMOTEC.

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

Contract Assets and Contract Liabilities

Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance for which the Company does not have the right to payment. As of December 31, 2023 and December 31, 2022, the Company does not have any contract assets.

Contract liabilities are recorded when the Company receives payment prior to satisfying its obligation to transfer goods to a customer. The Company had a total of $390,000 and $698,000 in contract liabilities as of December 31, 2023 and December 31, 2022, respectively. These amounts split between Other current liabilities and Contract liabilities in the Consolidated Balance Sheets. The Company had $33,000 and $0 in Other current liabilities as of December 31, 2023 and December 31, 2022, respectively. The Company had $357,000 and $698,000 in Contract liabilities as of December 31, 2023 and December 31, 2022, respectively. The balance relates to the unsatisfied performance obligation for emergency preparedness under the BARDA contract and COSMOTEC. Performance obligation will be recognized over time over the term of the contract. For the years-ended December 31, 2023 and 2022, the Company recognized $335,000 and $370,000 of BARDA revenue from amounts included in the beginning balance of contract liabilities, respectively. For the years-ended December 31, 2023 and 2022, the Company recognized $33,000 and $11,000 of revenue for COSMOTEC for amounts included in the beginning balance of contract liabilities, respectively.

Cost to Obtain and Fulfill a Contract

Contract fulfillment costs include commissions and shipping expenses. The Company has opted to immediately expense the incremental cost of obtaining a contract when the underlying related asset would have been amortized over one year or less. The Company generally does not incur costs to obtain new contracts.

BARDA Contract Costs

Cost to fullfil the BARDA emergency preparedness performance obligation, which primarily consist of billed costs to BARDA incurred in connection with the emergency deployment services, are incremental and expected to be recovered. Costs are capitalized and amortized on a straight-line basis over the term of the contract. As of December 31, 2023, the Company did not have any contract costs remaining in Other current assets. As of December 31, 2022, the Company had $252,000 of contract costs included in other current assets. Amortization expense related to deferred contract costs were $341,000 and $338,000 during the years-ended December 31, 2023 and 2022, respectively and are classified as cost of sales on the accompanying Consolidated Statements of Operations. There was no impairment loss in relation to deferred contract costs during the years-ended December 31, 2023 and 2022.

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and by customer type. As noted in the segment footnote, the Company’s business consists of one reporting segment. A reconciliation of disaggregated revenue by geographical region and customer type is provided in Segment Note 12.

6. Long-term debt

On October 18, 2023 (“Closing Date”) the Company entered into a Credit Agreement, by and between the Company, as borrower, and an affiliate of OrbiMed as the lender and administrative agent (the “Lender”). The Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $90.0 million, of which (i) $40.0 million was made available on the Closing Date (the “Initial Commitment Amount”), (ii) $25.0 million will be made available, at the Company’s discretion, on or prior to December 31, 2024, subject to certain net revenue requirements, and (iii) $25.0 million will be made available, at the Company’s discretion, on or prior to June 30, 2025, subject to certain net revenue requirements. The maturity date of the agreement is October 18, 2028 ("Maturity Date"). On the Closing date, the Company closed on the Initial Commitment Amount of $40.0 million, less certain fees and expenses payable to or on behalf of the Lender. The Company received net proceeds of $38.8 million upon closing after deducting the Lender's transaction costs in connection with the issuance.

All obligations under the Credit Agreement will be guaranteed by all of the Company’s wholly owned subsidiaries (subject to certain exceptions) and secured by substantially all of the Company's and each guarantor's assets. The loan will be due in full on the Maturity Date unless the Company elects to repay the principal amount at any time prior to the Maturity Date. Upon prepayment, the Company will owe the applicable repayment premium and exit fee of 3% on the principal amount of the Loans. The repayment premium varies between 0% - 3%, depending on certain conditions that are defined in the Credit Agreement. Note that the Repayment premium incorporates the make-whole amount. The make-whole amount represents the remaining scheduled interest payments on the loan during the period commencing on the prepayment date through the 24-month anniversary of the closing date. The Credit Agreement further states that the Company will be required to repay the principal amount of the Loans if the Company does not achieve certain net revenue thresholds. If, for any quarter until the maturity date, the Company’s net revenue does not equal or exceed the applicable trailing twelve-month amount as set forth in the Credit Agreement, then the Company shall repay in equal quarterly installments equal to 5.0% of the outstanding principal amount on the date the net revenue amount was not satisfied, together with a repayment premium and exit fee. The Company shall repay amounts outstanding in full immediately upon an acceleration as a result of an event of default as set forth in the Credit Agreement, together with a repayment premium and other fees. As of December 31, 2023, the Company has not made any repayments on the outstanding debt balance.

During the term of the Credit Agreement, interest payable in cash by the Company shall accrue on any outstanding debt at a rate per annum equal to the greater of (x) the SOFR rate for such period and (y) 4.00% plus, in either case, 8.00%. As of December 31, 2023, the interest rate was 13.34%. During an event of default, any outstanding amount will bear interest at a rate of 4.00% in excess of the otherwise applicable rate of interest. The Company will pay certain fees with respect to the Credit Agreement, including an upfront fee, an unused fee on the undrawn portion of the Loan Facility, an administration fee, a repayment premium and an exit fee, as well as certain other fees and expenses of the Lender. The undrawn fee accrues at 0.5% of the undrawn balance and its recorded as an asset in the Consolidated Balance Sheets.

The Credit Agreement contains certain customary events of default, including with respect to nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; material defaults on other indebtedness; bankruptcy and insolvency events; material monetary judgments; loss of certain key permits, persons and contracts; material adverse effects; certain regulatory matters; and any change of control. As of December 31, 2023, the Company was in compliance with all financial covenants in the Credit Agreement.

Each of the Credit Agreement and a Pledge and Security Agreement entered into by the Company, the guarantors and the Lender on October 18, 2023 (the “Pledge and Security Agreement”) contains a number of customary representations, warranties and covenants that, among other things, will limit or restrict the ability of the Company and its subsidiaries to (subject to certain qualifications and exceptions): create liens and encumbrances; incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends or make other payments in respect of their capital stock; amend certain material documents; redeem or repurchase certain debt; engage in certain transactions with affiliates; and enter into certain restrictive agreements. In addition, the Company and guarantors will be required to maintain at least $10.0 million of unrestricted cash and cash equivalents.

On the Closing Date, the Company issued to an affiliate of the Lender a warrant (the “Warrant”) to purchase up to 409,661 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), at an exercise price of $10.9847 per share, with a term of 10 years from the issuance date. The Warrant contains customary share adjustment provisions, as well as weighted average price protection in certain circumstances.

As permitted under ASC 825, the Company elected the fair value option to account for the Credit Agreement, and recorded the Credit Agreement and warrants at fair value with changes in fair value recorded in the Consolidated Statements of Operations in Other income, net. Changes related to instrument specific credit risk are recorded in other comprehensive income in the Consolidated

Balance Sheet. For changes in fair value refer to Note 4. The Company incurred debt issuance costs of $775,000, which were expensed as incurred and recorded in Other income, net. The Company also incurred a loss on issuance of $1.2 million as the fair value of the debt and warrant exceeded the proceeds received.

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

During December 2023, the Company expanded the square footage of the Ventura Warehouse by 3,360 square feet for a term of 12.5 months. The lease commenced during December 2023 and resulted in an increase of approximately $50,000 in the operating lease ROU asset and operating lease liabilities.

The following table sets forth the Company’s operating lease expenses which are included in operating expenses in the Consolidated Statements of Operations (in thousands):

	Year-Ended
	December 31, 2023	December 31, 2022
Operating lease cost	$929	$775
Variable lease cost	101	51
Total lease cost	$1,030	$826

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Year-Ended
	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$815	$803

Supplemental balance sheet information, as of December 31, 2023 and 2022, related to operating leases was as follows (in thousands, except for operating lease weighted average remaining lease term and operating lease weighted average discount rate):

	As of
	December 31, 2023	December 31, 2022
Reported as:
Operating lease right-of-use assets	$2,440	$851
Total right-of-use assets	$2,440	$851
Other current liabilities:
Operating lease liabilities, short-term	$895	$612
Operating lease liabilities, long term	1,702	306
Total operating lease liabilities	$2,597	$918
Operating lease weighted average remaining lease term (years)	3.31	1.44
Operating lease weighted average discount rate	8.75%	6.71%

As of December 31, 2023, maturities of the Company’s operating lease liabilities are as follows (in thousands):

Operating Leases
2024	$1,079
2025	738
2026	684
2027	318
2028	190
Total lease payments	3,009
Less imputed interest	(412)
Total operating lease liabilities	$2,597

At December 31, 2023 there were no leases entered into that had not yet commenced. On January 4, 2024, the Company executed the second amendment to the Ventura Warehouse to extend the lease for an additional three years. Refer to subsequent events footnote for more information.

8. Inventory

The composition of inventories is as follows (in thousands):

	As of
	December 31, 2023	December 31, 2022
Raw materials	$3,683	$1,131
Work in process	878	384
Finished goods	1,035	610
Total inventory	$5,596	$2,125

The Company has reduced the carrying value of its inventories to reflect the lower of cost or net realizable value. Charges for estimated excess and obsolescence are recorded in cost of sales in the Consolidated Statement of Operations and were $221,000 and $375,000 for the years-ended December 31, 2023 and 2022, respectively.

9. Intangible Assets

The composition of intangible assets is as follows (in thousands):

		As of December 31, 2023			As of December 31, 2022
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Carry Amount	Gross Amount	Accumulated Amortization	Net Carry Amount
Patent 1	3	17	$(17)	-	$17	$(16)	$1
Patent 2	13	141	(39)	102	137	(28)	109
Patent 3	13	206	(54)	152	194	(39)	155
Patent 5	19	99	(11)	88	89	(6)	83
Patent 6	19	56	(6)	50	43	(4)	39
Patent 7	13	2	-	2	2	-	2
Patent 8	18	29	(1)	28	13	-	13
Patent 9	3	3	-	3	-	-	-
Patent 10	19	3	-	3	3	-	3
Patent 11	19	6	(1)	5	6	-	6
Trademarks	Indefinite	54	-	54	54	-	54
Total intangible assets		$616	$(129)	$487	$558	$(93)	$465

During the year-ended December 31, 2023, the Company recorded an impairment charge of approximately $4,000 in General and administrative expenses in the Consolidated Statement of Operations. During the year-ended December 31, 2022, the Company did not identify any events or changes in circumstances that indicated the carrying value of its intangibles may not be recoverable. As such, there was no impairment of intangibles assets recognized for the year-ended December 31, 2022. Amortization expense of intangibles included in the Consolidated Statements of Operations was $35,000 and $58,000 for the years-ended December 31, 2023 and 2022, respectively.

The Company expects the future amortization of amortizable intangible assets held at December 31, 2023 to be (in thousands):

Estimated Amortization Expense
2024	38
2025	38
2026	37
2027	37
2028	37
Thereafter	246
Total	$433

10. Property and Equipment, net

The composition of property and equipment, net is as follows (in thousands):

		As of
	Useful Lives	December 31, 2023	December 31, 2022
Computer equipment	3 - 5 years	$984	$755
Computer software	3 years	840	871
Construction in progress		87	258
Furniture and fixtures	7 years	824	439
Laboratory equipment	5 years	769	643
Leasehold improvements	Lesser of life or lease term	367	257
RECELL moulds	5 years	438	129
Less: accumulated amortization and depreciation		(2,432)	(2,152)
Total plant and equipment, net		$1,877	$1,200

Depreciation expense related to plant and equipment was $597,000 and $510,000 for the years-ended December 31, 2023 and 2022, respectively. The Company recorded an impairment of approximately $83,000 for the year-ended December 31, 2023. Amounts are recorded in General and administrative expenses in the Consolidated Statement of Operations. During the year-ended December 31, 2022, the Company did not identify any events or changes in circumstances that indicated that the carrying value of its plant and equipment may not be recoverable. As such, there was no impairment of plant and equipment recognized for the year-ended December 31, 2022.

11. Prepaids and Other Current Assets and Other Long—Term Assets

Prepaids and other current assets consisted of the following (in thousands):

	As of
	December 31, 2023	December 31, 2022
Prepaid expenses	$1,376	$921
Accrued investment income	227	168
Lease deposits	38	110
BARDA contract costs	-	252
Other receivables	18	127
Total prepaids and other current assets	$1,659	$1,578

Prepaid expenses primarily consist of prepaid benefits and insurance.

Other long-term assets consisted of the following (in thousands):

	As of
	December 31, 2023	December 31, 2022
Long-term lease deposits	$155	$25
Long-term prepaids	148	97
Other long-term assets	52	-
Total other long-term assets	$355	$122

Other current liabilities consisted of the following (in thousands):

	As of
	December 31, 2023	December 31, 2022
Operating lease liability	$895	$612
BARDA deferred costs	-	194
COSMOTEC deferred revenue	33	-
Other current liabilities	338	184
Total other current liabilities	$1,266	$990

12. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. Long-lived assets were primarily located in the United States as of December 31, 2023 and December 31, 2022 with an insignificant amount located in Australia and the United Kingdom.

Revenues by region and customer location were as follows (in thousands):

	Year-Ended
	December 31, 2023	December 31, 2022
Revenue:
United States	$46,359	$33,257
Foreign:
Japan	3,370	729
European Union	51	-
Australia	222	275
United Kingdom	141	160
Total	$50,143	$34,421

Revenues by customer type were follows (in thousands):

	Year-Ended
	December 31, 2023	December 31, 2022
Revenue:
Commercial sales	$49,775	$34,051
Deferred commercial revenue	33	-
BARDA:
Services for emergency preparedness	335	370
Total	$50,143	$34,421

Cost of sales by customer type were as follows (in thousands):

	Year-Ended
	December 31, 2023	December 31, 2022
Cost of sales:
Commercial cost	$7,544	$5,573
BARDA:
Product cost	(105)	130
Emergency preparedness service cost	341	338
Total	$7,780	$6,041

13. Contingencies

The Company is subject to certain contingencies arising in the ordinary course of business. The Company records accruals for these contingencies to the extent that a loss is both probable and reasonably estimable. If some amount within a range of loss appears to be a better estimate than any other amount within the range, that amount is accrued. Alternatively, when no amount within a range of loss appears to be a better estimate than any other amount, the lowest amount in the range is accrued. The Company expenses legal costs associated with loss contingencies as incurred. As of December 31, 2023, the Company does not have any outstanding or threatened litigation that would have a material impact to the financial statements.

14. Common and Preferred Stock

The Company’s shares of common stock are quoted on Nasdaq under AVITA Medical’s previous Nasdaq ticker code, “RCEL”. The Company’s CDIs are quoted on the ASX under AVITA Medical’s previous ASX ticker code, “AVH”. One share of common stock on Nasdaq is equivalent to five CDIs on the ASX.

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. The Company has 25,682,078 and 25,208,436 shares of common stock issued and outstanding as of December 31, 2023 and December 31, 2022, respectively. The Company has no shares of preferred stock outstanding during any period.

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

The contractual term of stock option awards granted under the 2020 Plan is ten years from the grant date. Unless otherwise specified, the vesting periods of options and RSUs granted under the 2020 Plan are: (i) vest over a three-year or four-year period in equal installments at the end of each year from the date of grant, and /or (ii) subject to other performance criteria, as determined by the Compensation Committee.

Modifications

During the fourth quarter of 2023, the Company had administrative changes to employment agreements of five executives. Changes included clarification that equity awards are inclusive of options and RSUs, and a change in the post-termination exercise period from 6-months to 3-months. In addition, four employees received employment agreements for the first time as a result of a promotion. Per the terms of the employment agreement outstanding awards (options and RSUs) will immediately accelerate upon a qualifying termination. These employees were previously governed by the terms of the 2020 Plan, which upon separation from service, unvested awards will forfeit. We accounted for these changes in the accelerated vesting provision upon termination and the decrease in the post-termination exercise period as modifications. The modifications did not result in incremental expense.

The following table summarizes information about the Company’s stock-based award plans as of December 31, 2023:

	Outstanding Options	Outstanding Restricted Stock Units	Shares available for future issuance
2016 Equity Incentive Plan	740,945	-	-
2020 Equity Incentive Plan	1,553,969	171,552	2,294,367
2021 AGM Awards	22,600	5,782	-
2022 AGM Awards	247,876	-	-
2023 AGM Awards	124,768	57,798	-

Share-Based Payment Expenses

Stock-based payment transactions are recognized as compensation expense based on the fair value of the instrument on the date of grant. The Company uses the graded-vesting method to recognize compensation expense. Compensation cost is reduced for forfeitures as they occur in accordance with ASU 2016-09, Simplifying the Accounting for Share-Based Payment. The Company recorded stock-based compensation expense of $8.4 million and $7.0 million for the years-ended December 31, 2023 and 2022, respectively. No income tax benefit was recognized in the Consolidated Statements of Operations for stock-based payment arrangements for the years-ended December 31, 2023 and 2022.

The Company has included stock-based compensation expense and ESPP expense as part of operating expenses in the accompanying Consolidated Statements of Operations as follows:

	Year-Ended
	December 31, 2023	December 31, 2022
Sales and marketing expenses	$1,401	$1,393
General and administrative expenses	5,948	4,668
Research and development expenses	1,035	937
Total operating expenses	$8,384	$6,998

A summary of share option activity as of December 31, 2023 and changes during the year then ended is presented below:

	Service Only Share Options	Performance Based Share Options	Total Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding shares at December 31, 2022	1,724,252	511,194	2,235,446	$12.47	7.71	$1,530,263
Granted	972,193	-	972,193	14.52
Exercised	(136,675)	(30,000)	(166,675)	5.74
Expired	(61,062)	(180,473)	(241,535)	20.95
Forfeited	(101,137)	(8,134)	(109,271)	11.53
Outstanding shares at December 31, 2023	2,397,571	292,587	2,690,158	12.91	7.67	1,530,263
Exercisable at December 31, 2023	909,162	255,629	1,164,791	12.96	5.98	587,632
Vested and expected to vest	2,397,571	292,587	2,690,158	$12.91	7.67	$1,530,263

The weighted-average grant-date fair value of options granted during the years-ended December 31, 2023 and 2022 was $9.46 and $4.64, respectively. The total intrinsic value of options exercised during the years-ended December 31, 2023 and 2022 was $1.7 million and $179,000, respectively. Intrinsic value is measured using the fair market value at the date of exercise for options exercised, or at balance sheet date for outstanding options, less the applicable exercise price.

Cash received from the exercise of options was approximately $957,000 and $900,000, for the years-ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, there was approximately $7.4 million of total unrecognized compensation cost related to share-based compensation expense. Of this amount $7.3 million relates to service only share options to be recognized over a weighted average period of 1.15 years, $0.1 million related to performance-based share options to be recognized over a weighted average period of 0.74 years.

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

A summary of the status of the Company’s unvested RSUs as of December 31, 2023, and changes that occurred during the year is presented below:

Unvested Shares	Service Condition RSU	Performance Condition RSU	Total RSU's	Weighted Average Grant Date Fair Value per Unit
Unvested RSUs outstanding at December 31, 2022	394,872	65,646	460,518	$6.30
Granted	57,798	-	57,798	14.17
Vested	(205,308)	(29,751)	(235,059)	6.37
Forfeited	(40,250)	(7,875)	(48,125)	5.67
Unvested RSUs outstanding at December 31, 2023	207,112	28,020	235,132	$8.29

The weighted-average grant-date fair value of the RSUs granted during the years-ended December 31, 2023 and 2022, was $14.17 and $5.28, respectively. The total fair value of shares vested during the years-ended December 31, 2023 and 2022, was $2.9 million and $894,000, respectively.

As of December 31, 2023, there was $829,000 of total unrecognized compensation cost related to RSU awards. Of this amount $734,000 relates to service only RSUs to be recognized over a weighted average period of 0.63 years, $95,000 related to performance-based awards to be recognized over a weighted average period of 0.51 years.

2021 Annual Meeting Awards

Awards to non-executive members of the Board of Directors ("Director awards") under the 2021 Annual Meeting Awards

The Director awards that were granted in 2021 consist of an aggregate 68,600 options and RSUs. A total of 41,400 tenure-based options are RSUs (15,300 options and 26,100 RSUs) vested 12 months from the grant date. A total of 27,200 tenure-based options and RSUs (9,850 options and 17,350 RSUs) vest over 3 three years in equal installment each year.

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

Non-Executive Director awards under the 2023 Annual Meeting Awards

The Director awards consist of an aggregate 82,566 options and RSUs. A total of 52,926 tenure-based options and RSUs (15,876 options and 37,050 RSUs) vest 12 months from the grant date. A total of 29,640 tenure-based options and RSUs (8,892 options and 20,748 RSUs) vest over three years in equal installments each year.

Option Pricing Model

The Company estimates the fair value of tenure-based share options using the Black-Scholes option pricing model on the date of grant.

The valuation of the options is affected by the Company's share price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected share price volatility over the term of the awards and actual and projected employee share option exercise behaviors. The risk-free rate is based on the U.S. Treasury rate for the expected term at the time of grant, volatility is based on the historical volatility. For tenure-based options, the expected term is based on the estimated average of the life of options using the simplified method as prescribed by SAB 107. The Company utilizes the simplified method for plain vanilla options to determine the expected term of the options due to insufficient exercise activity during recent years. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

Included in the following table is a summary of the related assumptions used in the Black-Scholes Option pricing model for the years-ended December 31, 2023 and 2022.

	Year-Ended	Year-Ended
	December 31, 2023	December 31, 2022
Expected volatility	66% - 114%	72% - 113%
Weighted-average volatility	71%	103%
Expected dividends	0%	0%
Expected term (in years)	5 -7	5 - 9.8
Risk-free interest rate	3.51% - 4.44%	1.42% - 3.94%

Employee Stock Purchase Plan

In June 2023, the stockholders approved the AVITA Medical, Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on July 1, 2023. On June 30, 2023, the Company filed Registration Statement on Form S-8 to register 1,000,000 shares of common stock under the ESPP, as a result of the Company’s stockholders approving the ESPP at the 2023 Annual Meeting. The ESPP features two six-month offering periods per year, from June 1 to November 30 and December 1 to May 31. The first offering period for the ESPP was July 1 – November 30, 2023. Subsequent offering periods will begin the first trading day of December and June each year. For the year-ended December 31, 2023, 72,319 shares, were issued under the ESPP at a purchase price of $9.06. Total proceeds received from the purchase of shares under the ESPP were approximately $655,000. During the year-ended December 31, 2023, the Company recorded $382,000 in ESPP expense and has unamortized expense remaining of $327,000 to be recognized over a term of 0.42 years. As of December 31, 2023, the Company had approximately $122,000 in accrued payroll contributions for future ESPP purchases. As of December 31, 2022, the Company did not have any accrued payroll contributions related to the ESPP.

The Company estimates the fair value of the ESPP using the Black-Scholes option pricing model on the date of grant. The valuation is affected by the Company's share price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected term, expected share price, volatility over the expected term and risk-free rate. The risk-free interest rate is based on the U.S. Treasury rate for the expected term at the time of grant, volatility is based on the historical volatility. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

Included in the following table is a summary of the related assumptions used in the Black-Scholes Option pricing model for the year-ended December 31, 2023.

Year-Ended
December 31, 2023
Expected volatility	81.98% - 82%
Weighted-average volatility	81.99%
Expected dividends	0%
Expected term (in years)	0.42 - 0.5
Risk-free interest rate	5.19% - 5.31%

16. Income Taxes

Geographic sources of loss before income taxes are as follows:

	Year-Ended
(amounts in thousands)	December 31, 2023	December 31, 2022
United States	$(44,691)	$(26,764)
Foreign	$9,376	135
Loss before income taxes	$(35,315)	$(26,629)

The income tax expense as shown in the accompanying Consolidated Statements of Operations includes the following:

Year-Ended
(amounts in thousands)	December 31, 2023	December 31, 2022
Current:
Federal	$-	$-
State	66	36
Foreign	-	-
Total current	66	36
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-
Total income tax expense	$66	$36

The provision for income taxes differs from the tax computed using the statutory United States federal income tax rate of 21% for the years-ended December 31, 2023 and 2022 as a result of the following items:

	Year-Ended
(amounts in thousands)	December 31, 2023	December 31, 2022
Tax benefit at U.S. statutory rate	$(7,416)	$(5,592)
State income taxes	66	35
Foreign rate differential	375	5
Share-based compensation	774	719
Fair value change in debt and warrants	494	-
Foreign exchange gain/(loss) on intercompany trade balances	(2,354)	-
Gain of transfer of intellectual property	2,804	-
Permanent differences	554	(30)
Change in tax rate	(847)	-
Net change in valuation allowance	5,616	4,899
Income tax expense	$66	$36

A summary of deferred income tax assets is as follows (in thousands):

	Year- Ended
(amounts in thousands)	December 31, 2023	December 31, 2022
Deferred tax liabilities
ROU Asset	$(618)	$(229)
Intangible assets	-	(11)
Property, plant and equipment	(6)	-
Total deferred tax liabilities	$(624)	$(240)
Deferred tax assets
Property, plant and equipment	$-	$3
Accrued expenses	2,714	1,833
Intangible assets	12	-
Stock based compensation	3,763	3,405
Lease liability	657	247
Research and development	5,357	2,215
Net operating loss carryforward	50,438	48,413
Other	992	630
Total deferred tax assets	$63,933	$56,746
Less valuation allowance	(63,309)	(56,506)
Net deferred tax assets	624	240
Net deferred tax assets / (liabilities)	$-	$-

At December 31, 2023, the Company and its subsidiaries had net operating loss carryforwards for federal, state, United Kingdom, and Australia income tax purposes of $145.2 million, $89.5 million, $29.9 million and $24.9 million respectively. The net operating loss carryforwards may be subject to limitation regarding their utilization against taxable income in future periods due to “change of ownership” provisions of the Internal Revenue Code and similar state and foreign provisions. Of these carryforwards, $19.5 million will expire, if not utilized, between 2028 through 2038. The remaining carryforwards have no expiration.

In assessing the recoverability of its deferred tax assets, the Company considers whether it is more likely than not that its deferred assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. The Company considers all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Based upon the weight of available evidence including the uncertainty regarding the Company’s ability to utilize certain net operating losses and tax credits in the future, the Company has established a valuation allowance against its net deferred tax assets of $63.3 million and $56.5 million as of December 31, 2023 and 2022, respectively. The deferred tax assets are primarily net operating loss carryforwards for which management has determined it is more likely than not that the deferred tax assets will not be realized.

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

The Company has not identified any uncertain tax positions as of December 31, 2023 and 2022.

The Company files income tax returns in the U.S. federal, California and certain other state and foreign jurisdictions. The Company remains subject to income tax examinations for its U.S. federal and state income taxes generally for fiscal years ended June 30, 2006 and forward. The Company also remains subject to income tax examinations for international income taxes for fiscal years ended June 30, 2019 through December 31, 2022, and for certain other U.S. state and local income taxes generally for the fiscal years ended June 30, 2019 through December 31, 2022.

17. Loss per Share

The following is a reconciliation of the basic and diluted loss per share computations:

	Year-Ended
	December 31, 2023	December 31, 2022
(in thousands, except per share amounts)
Net loss	$35,381	$26,665
Weighted-average common shares—outstanding, basic and diluted	25,331	25,000
Net loss per common share, basic and diluted	$1.40	$1.07

	Year-Ended
	December 31, 2023	December 31, 2022
Anti-dilutive shares excluded from diluted net loss per common share:
Stock options	2,690,158	2,235,446
Restricted stock units	235,132	460,518
ESPP	91,152	-
Warrants	409,661	-

The Company’s basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the relevant period. In accordance with ASC 710-10 Compensation - General, shares of common stock held by the rabbi trust are excluded from the denominator in the basic and diluted net loss per common share calculations. As of December 31, 2023 and 2022 a total of 99,106 and 17,927, shares of common stock were excluded, respectively. For details on shares of common stock held by the rabbi trust refer to Note 18. For the purposes of the calculation of diluted net loss per share, options to purchase common stock, restricted stock units and unvested shares of common stock issued upon the early exercise of stock options have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. Because the Company has reported a net loss for years-ended December 31, 2023 and 2022, diluted net loss per common share is the same as the basic net loss per share for those periods.

18. Retirement Plans

The Company offers a 401(k)-retirement savings plan (the “401(k) Plan”) for its employees, including its executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code of 1986, as amended, allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. The Company matches contributions to the 401(k) Plan based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. The Company will match up to 6% of an employee’s compensation that the employee contributes to his or her 401(k) Plan account. Total Company matching contributions to the 401(k) Plan were $1.2 million and $1.0 million for the years-ended December 31, 2023, and 2022, respectively.

Non-qualified deferred compensation plan

The Company’s non-qualified deferred compensation plan (the "NQDC plan"), which became effective on October 2021 allows for eligible management and highly compensated key employees to elect to defer a portion of their salary, bonus, commissions and RSU awards to later years. Cash deferrals are immediately vested and are subject to investment risk and a risk of forfeiture under certain circumstances. RSU deferrals are subject to the vesting conditions of the award. Once RSUs vest, subject to a six-month and one day holding period, employees are allowed to diversify the common stock into other investment options offered by the plan. For cash deferrals, the Company matches 4% to 6% (depending on level) of employee contributions. These matching employer contributions are vested over a two-year period with 25% vesting on year one and 75% vesting on year two for employees under 55 years of age. Employer contributions for employees over 55 years of age are immediately vested. Employer contributions to the NQDC plan for the years-ended December 31, 2023 and 2022 were $171,000 and $258,000, respectively. The Company’s deferred compensation plan liability was $3.8 million and $1.3 million as of December 31, 2023 and 2022, respectively. These amounts are split between current and long term on the Consolidated Balance Sheets. As of December 31, 2023 and 2022, $168,000 and $78,000 is included in Current non-qualified deferred compensation liability and $3.7 million and $1.3 million in Non-qualified deferred compensation liability, respectively. During the years-ended December 31, 2023 and 2022, the Company had a payout of approximately $950,000 in the deferred compensation liability for terminated employees.

The Company established a COLI to fund the NQDC plan. Amounts in the COLI are invested in a number of funds. The securities are carried at the cash surrender value on the Consolidated Balance Sheets. We record investment gains and losses of the COLI as other income. Refer to Note 4, Fair Value Measurements for the fair values of the COLI policies and the NQDC liability.

Rabbi Trust

During April 2022, we established a rabbi trust to hold the assets of the NQDC plan. The rabbi trust holds the COLI asset and the common stock from deferred RSU awards that have vested. The NQDC permits diversification of fully vested shares into other equity securities subject to a six month and one day holding period. In accordance with ASR 268, Redeemable Preferred Stock, and ASC 718, prior to vesting, the deferred share awards are classified as an equity instrument and changes in fair value of the amount owed to the participant are not recognized. The redemption amounts of the deferred awards are based on the vested percentage and are recorded outside of permanent equity as Non-qualified deferred compensation share awards on the Consolidated Balance Sheets. As of December 31, 2023 and December 31, 2022, a total of 81,052 and 253,048, shares awards have been deferred, respectively. Vested shares are converted to common stock and are reclassified to permanent equity. Common stock held in the rabbi trust is classified in a manner similar to treasury stock and presented separately on the Consolidated Balance Sheets as Common stock held by the NQDC plan. For the years-ended December 31, 2023 and December 31, 2022 a total of 99,106 and 17,927 shares were vested at the redemption value of $1.1 million and $127,000, respectively.

The following table summarizes the eligible share award activity as of December 31, 2023 and December 31, 2022.

	As of
(in thousands)	December 31, 2023	December 31, 2022
Non-qualified deferred compensation share awards:
Balance at inception/beginning of period	$557	$-
Change in classification of deferred compensation share awards	-	192
Stock-based compensation expense	518	471
Change in redemption value	1,019	21
Vesting of share awards held by NDQC	(1,401)	(127)
Ending Balance	$693	$557

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
Visiomed Group Pty Ltd (ACN 003 010 580); and
•
Infamed Pty Limited (ACN 084 800 653),

(together, the “Australian Subsidiaries”).

The Company and the Australian Subsidiaries were the only parties to the Deed at December 31, 2023 and comprise the “closed group” for the purposes of the Deed (and also the “extended closed group”). No parties were added to or removed from the Deed, or subject to a notice of disposal, during or since the financial year-ended December 31, 2023. Since December 31, 2023, there has been no change in ownership of any of the Australian Subsidiaries.

By entering into the Deed, the Company and the Australian Subsidiaries have guaranteed the debts of each other.

Relief under ASIC Corporations (Wholly-owned Companies) Instrument 2016/785

By entering into the Deed, the Australian Subsidiaries have been relieved from the requirement to prepare a financial report and directors’ report for the financial year-ended December 31, 2023 under ASIC Corporations (Wholly-owned Companies) Instrument 2016/785.

Consolidated financial information of parties to the Deed

The financial statements below are additional disclosure items specifically required by the Australian Securities and Investments Commission and represent the consolidated financial statements of the entities that are party to the Deed only (being the ‘closed group’ and also the ‘extended closed group’ under the Deed).

Year-Ended
(in thousands)	December 31, 2023
Revenues	$222
Cost of sales	(263)
Gross profit	(41)
Operating Expenses:
Sales and marketing expenses	(206)
General and administrative expenses	(79)
Product development expense	(28)
Total operating expenses	(313)
Other income	21,717
Net Income	$21,363

As of
(in thousands)	December 31, 2023
ASSETS
Cash	$25
Prepaids and other current assets	1
Total assets	26
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	1
Accrued wages and fringe benefits	4
Other current liabilities	7
Total liabilities	12
Accumulated equity	14
Total stockholders' equity	14
Total liabilities and stockholders' equity	$26

20. Subsequent Events

Ventura Lease Extension

On January 1, 2024, the Company executed the second amendment to the Ventura Warehouse to extend the lease for an additional three years until September 30, 2027. The lease was set to expire in September 30, 2024. The average monthly rent payment on the extended lease is approximately $36,000 per month. The Company will account for the lease extension during the three months ended March 31, 2024.

Stedical Scientific Distributor Agreement

On January 26, 2024, the Company entered into an exclusive multi-year distribution agreement with Stedical Scientific, Inc. ("Stedical") to commercialize PermeaDerm® Biosynthetic Wound Matrix in the United States. PermeaDerm is cleared by the FDA as a transparent matrix for use in the treatment of a variety of wound types until healing is achieved. Under the terms of the agreement, the Company will hold the exclusive rights to market, sell, and distribute PermeaDerm products, including any future enhancements or modifications, within the United States. The initial term is for five years, with the option to renew for an additional five years, contingent upon meeting certain minimum requirements. During February 2024, the Company purchased a total of $2.5 million in inventory from Stedical Scientific.

OVIK Health was the distributor for Stedical from March 20, 2020 until January 26, 2024. As part of the distribution agreement with Stedical, the Company entered into a separate agreement with OVIK Health. As part of this agreement Stedical and OVIK Health agreed to terminate their previous distribution agreement and all rights thereunder, transfer customer lists to the Company and the purchase by the Company of existing inventory held by OVIK Health for $1.2 million. As consideration for the covenants, agreements, undertakings and purchase of the inventory the Company paid OVIK Health a total of $1.75 million. The inventory purchased from OVIK is included in the purchase by Stedical.

BARDA Contract

On February 16, 2024, the Company executed a contract modification with BARDA to extend the period of performance, under the original contract dated September 29, 2015, from December 31, 2023 to September 28, 2025. Under the modified contract, BARDA shall have access to AVITA Medical’s RECELL inventory in the event of a national emergency. No additional inventory build will be required. In the case of a national emergency, BARDA shall pay for RECELL devices at a reduced price for the first 1,000 units and retail price for any units over 1,000 requested. BARDA will pay AVITA Medical approximately $333,000 in maintenance fee over the term of the contract to ensure first right of access.