Form 10-Q
period 2024-03-31
AVITA Medical, Inc.
filed 2024-05-13
CIK 1762303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of May 6, 2024 was 25,799,735

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

PART I – Financial Information

Item 1. FINANCIAL STATEMENTS

AVITA MEDICAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of
	March 31, 2024	December 31, 2023
ASSETS	(unaudited)	(audited)
Cash and cash equivalents	$16,951	$22,118
Marketable securities	51,232	66,939
Accounts receivable, net	7,081	7,664
BARDA receivables	28	30
Prepaids and other current assets	3,523	1,659
Inventory	7,171	5,596
Total current assets	85,986	104,006
Plant and equipment, net	4,297	1,877
Operating lease right-of-use assets	3,275	2,440
Corporate-owned life insurance ("COLI") asset	2,880	2,475
Intangible assets, net	542	487
Other long-term assets	401	355
Total assets	$97,381	$111,640
LIABILITIES, NON-QUALIFIED DEFERRED COMPENSATION PLAN SHARE AWARDS AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	4,477	3,793
Accrued wages and fringe benefits	5,803	7,972
Current non-qualified deferred compensation ("NQDC") liability	429	168
Other current liabilities	1,153	1,266
Total current liabilities	11,862	13,199
Long-term debt	41,301	39,812
Non-qualified deferred compensation liability	3,913	3,663
Contract liabilities	349	357
Operating lease liabilities, long term	2,532	1,702
Warrant liability	4,028	3,158
Total liabilities	63,985	61,891
Non-qualified deferred compensation plan share awards	827	693
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, $0.0001 par value per share, 200,000,000 shares authorized, 25,789,051 and 25,682,078, shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	3	3
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2024 and December 31, 2023	-	-
Company common stock held by the non-qualified deferred compensation plan	(944)	(1,130)
Additional paid-in capital	353,205	350,039
Accumulated other comprehensive loss	(3,068)	(1,887)
Accumulated deficit	(316,627)	(297,969)
Total stockholders' equity	32,569	49,056
Total liabilities, non-qualified deferred compensation plan share awards and stockholders' equity	$97,381	$111,640

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA MEDICAL, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three-Months Ended
	March 31, 2024	March 31, 2023

Revenues	$11,104	$10,550
Cost of sales	(1,513)	(1,667)
Gross profit	9,591	8,883
BARDA income	-	627
Operating expenses:
Sales and marketing	(12,640)	(6,540)
General and administrative	(8,963)	(8,295)
Research and development	(5,194)	(4,586)
Total operating expenses	(26,797)	(19,421)
Operating loss	(17,206)	(9,911)
Interest expense	(1,356)	(4)
Other income (expense), net	(66)	725
Loss before income taxes	(18,628)	(9,190)
Income tax expense	(30)	(30)
Net loss	$(18,658)	$(9,220)
Net loss per common share:
Basic and Diluted	$(0.73)	$(0.37)
Weighted-average common shares:
Basic and Diluted	25,637,783	25,202,088

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three-Months Ended
	March 31, 2024	March 31, 2023

Net loss	$(18,658)	$(9,220)
Foreign currency translation loss	-	(11)
Change in fair value due to credit risk on Long-term debt	(1,092)	-
Net unrealized gain/(loss) on marketable securities, net of tax	(89)	242
Comprehensive loss	$(19,839)	$(8,989)

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA MEDICAL, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except shares)

(Unaudited)

	Common Stock
	Shares	Amount	Company common stock held by the NQDC Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2023	25,682,078	$3	$(1,130)	$350,039	$(1,887)	$(297,969)	$49,056
Net loss	-	-	-	-	-	(18,658)	(18,658)
Stock-based compensation	-	-	-	2,585	-	-	2,585
Exercise of stock options	106,973	-	-	631	-	-	631
Distribution/diversification of Company common stock held by the NQDC Plan	-	-	186	78	-	-	264
Change in redemption value of share awards in NQDC plan	-	-	-	(128)	-	-	(128)
Net unrealized loss on marketable securities	-	-	-	-	(89)	-	(89)
Change in fair value due to credit risk on Long-term debt	-	-	-	-	(1,092)	-	(1,092)
Balance at March 31, 2024	25,789,051	$3	$(944)	$353,205	$(3,068)	$(316,627)	$32,569

	Common Stock
	Shares	Amount	Company common stock held by the NQDC Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2022	25,208,436	$3	$(127)	$339,825	$7,627	$(262,588)	$84,740
Net loss	-	-	-	-	-	(9,220)	(9,220)
Stock-based compensation	-	-	-	2,197	-	-	2,197
Exercise of stock options	31,675	-	-	171	-	-	171
Company common stock held by the NQDC Plan	87,650	-	(765)	765	-	-	-
Change in redemption value of share awards in NQDC plan	-	-	-	(558)	-	-	(558)
Other comprehensive gain	-	-	-	-	231	-	231
Balance at March 31, 2023	25,327,761	$3	$(892)	$342,400	$7,858	$(271,808)	$77,561

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA Medical, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three-Months Ended
	March 31, 2024	March 31, 2023
Cash flow from operating activities:
Net loss	$(18,658)	$(9,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of long-term debt	397	-
Change in fair value of warrant liability	870	-
Depreciation and amortization	203	135
Stock-based compensation	2,591	2,640
Non-cash lease expense	214	167
Remeasurement and foreign currency transaction gain	-	(2)
Excess and obsolete inventory related charges	83	67
BARDA deferred costs	-	(64)
Contract cost amortization	-	85
Provision for credit losses	80	172
Amortization of premium of marketable securities	(677)	(328)
Non-cash changes in the fair value of NQDC plan	278	610
Changes in operating assets and liabilities:
Trade and other receivables	503	(1,158)
BARDA receivables	2	382
Prepaids and other current assets	(1,864)	12
Inventory	(1,659)	(754)
Operating lease liability	(224)	(156)
Corporate-owned life insurance ("COLI") asset	(215)	(526)
Other long-term assets	(46)	(109)
Accounts payable and accrued expenses	(763)	778
Accrued wages and fringe benefits	(2,170)	(2,957)
Current non-qualified deferred compensation liability	473	748
Other current liabilities	(109)	958
Non-qualified deferred compensation plan liability	(165)	(237)
Contract liabilities	(8)	(316)
Net cash used in operations	$(20,864)	$(9,073)
Cash flows from investing activities:
Purchase of marketable securities	(2,904)	(5,183)
Maturities of marketable securities	19,200	24,271
Purchase of plant and equipment	(1,147)	(284)
Patent filing fees	(83)	(17)
Net cash provided by investing activities	$15,066	$18,787
Cash flow from financing activities:
Proceeds from exercise of stock options	631	171
Net cash provided by financing activities	$631	$171
Effect of foreign exchange rate on cash and cash equivalents	-	1
Net increase/(decrease) in cash and cash equivalents	(5,167)	9,886
Cash and cash equivalents beginning of the period	$22,118	$18,164
Cash and cash equivalents end of the period	$16,951	$28,050
Supplemental Disclosure of Cash Flow Information:
Income taxes paid during the period	$17	$9
Interest paid during the period	$1,355	$4
Non-cash investing activities:
Plant and equipment purchases not yet paid	$74	$9
Right-of-use-asset obtained in exchange for lease liabilities	$1,053	$-

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA MEDICAL, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. The Company

Nature of the Business

AVITA Medical, Inc. and its subsidiaries (collectively, “AVITA Medical”, “we”, “our”, “us”, or “Company”) is a commercial-stage regenerative medicine company transforming the standard of care in wound management and skin restoration with innovative devices. At the forefront of the Company's portfolio is its patented and proprietary RECELL®System (“RECELL System” or “RECELL”), approved by the FDA for the treatment of thermal burn wounds and full-thickness skin defects ("FTSD"), and for repigmentation of stable depigmented vitiligo lesions. RECELL harnesses the regenerative properties of a patient’s own skin to create an autologous skin cell suspension, Spray-On Skin™ Cells, delivering a transformative solution at the point of care. This breakthrough technology serves as the catalyst for a new treatment paradigm enabling improved clinical outcomes.

On January 10, 2024, the Company entered into an exclusive multi-year distribution agreement with Stedical Scientific, Inc.

("Stedical") to commercialize PermeaDerm® Biosynthetic Wound Matrix ("PermeaDerm") in the United States (the "Stedical Agreement"). PermeaDerm is cleared by the FDA as a transparent matrix for use in the treatment of a variety of wound types until healing is achieved. Under the terms of the agreement, the Company holds the exclusive rights to market, sell, and distribute PermeaDerm products, including any future enhancements or modifications, within the United States. The initial term is for five years, with the option to renew for an additional five years, contingent upon meeting certain minimum requirements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the Consolidated Financial Statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2023 filed with the SEC on February 22, 2024 and the Australian Securities Exchange ("ASX") on February 23, 2024 (the “2023 Annual Report").

There have been no changes to the Company’s significant accounting policies as described in the 2023 Annual Report that have had a material impact on the Company’s Consolidated Financial Statements. See the summary of the Company’s significant accounting policies set forth in the notes to its Consolidated Financial Statements included in the 2023 Annual Report.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly reviewed by the Chief Operating Decision Maker ("CODM") and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU also allows, in addition to the measure that is most consistent with GAAP, the disclosure of additional measures of segment profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for the Company’s 2023 Annual Report on Form 10-K for the fiscal year ending December 31, 2025, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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

Use of Estimates

The preparation of the accompanying Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts (including estimate of the average selling price for PermeaDerm sales, allowance for credit losses, reserves for inventory excess and obsolescence, carrying value of long-lived assets, the useful lives of long-lived assets, accounting for marketable securities, income taxes, fair value of the debt, fair value of warrants and stock-based compensation) and related disclosures. Estimates have been prepared on the basis of the current and available information. However, actual results could differ from estimated amounts.

Foreign Currency Translation and Foreign Currency Transactions

The financial position and results of operations of the Company’s operating non-U.S. subsidiaries are generally determined using the respective local currency as the functional currency of that subsidiary. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Adjustments arising from the use of differing exchange rates from period to period are included in Other comprehensive gain (loss) in Stockholders’ Equity. Gains and losses resulting from foreign currency transactions are included in earnings in the Consolidated Statement of Operations. Gains and losses resulting from foreign currency transactions were minimal for the three-months ended March 31, 2024 and 2023.

The Company’s non-operating subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period and nonmonetary assets and liabilities at historical rates. Gains and losses resulting from these remeasurements are included in earnings in the Consolidated Statement of Operations. Gains and losses for remeasurement and foreign currency transactions were minimal during the three-months ended March 31, 2024 and 2023.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held at deposit institutions and cash equivalents. Cash equivalents consist primarily of money market funds. Cash equivalents also includes short-term highly liquid investments with original maturities of three months or less from the date of purchase. The Company holds cash at deposit institutions in the amount of $4.9 million and $10.7 million as of March 31, 2024 and December 31, 2023, respectively. The Company does not have cash on deposit denominated in foreign currency in foreign institutions as of March 31, 2024. As of December 31, 2023, the Company had $69,000 of cash on deposit denominated in foreign currencies in foreign institutions. As of March 31, 2024 and December 31, 2023, the Company held cash equivalents in the amount of $12.0 million and $11.4 million, respectively.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, trade receivables and debt and other liabilities. As of March 31, 2024 and December 31, 2023, substantially all the Company’s cash was deposited in accounts at financial institutions, and amounts exceed federally insured limits and are subject to the risk of bank failure.

As of March 31, 2024 and December 31, 2023, no single commercial customer accounted for more than 10% of net accounts receivable or more than 10% of revenues for the three-months ended March 31, 2024 and 2023.

3. Marketable Securities

The following table summarizes the amortized cost and estimated fair values of securities available-for-sale:

	As of March 31, 2024
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
(in thousands)
Cash equivalents:
Money market funds	$12,018	$-	$-	$12,018
Total cash equivalents	$12,018	$-	$-	$12,018
Current marketable securities:
U.S. Treasury securities	$51,225	$11	$(4)	$51,232
Total current marketable securities	$51,225	$11	$(4)	$51,232

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
(in thousands)
Cash equivalents:
Money market funds	$8,427	$-	$-	$8,427
U.S. Treasury securities	2,992	-	-	2,992
Total cash equivalents	$11,419	$-	$-	$11,419
Current marketable securities:
U.S. Treasury securities	$65,145	$100	$(3)	$65,242
U.S. Government agency obligations	1,699	-	(2)	1,697
Total current marketable securities	$66,844	$100	$(5)	$66,939

The maturities of our available-for-sale securities are summarized in the following table using contractual maturities. Actual maturities may differ from contractual maturities due to obligations that are called or prepaid.

	As of March 31, 2024		As of December 31, 2023
(in thousands)	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Due in one year or less	$51,225	$51,232	$66,844	$66,939

Unrealized gains and losses, net of any related tax effects for available-for-sale securities are excluded from earnings and are included in other comprehensive loss and reported as a separate component of stockholders' equity until realized. Realized gains and losses on marketable securities are included in Other income (expense), net, in the accompanying Consolidated Statements of Operations. The Company had net unrealized gains of $7,000 and $95,000 as of March 31, 2024 and December 31, 2023, respectively. The Company did not have sales of investments during the three-months ended March 31, 2024 and 2023 that resulted in realized gains or losses. As of March 31, 2024, and December 31, 2023, the Company did not recognize credit losses. The Company has accrued interest income receivable of $182,000 and $227,000 as of March 31, 2024, and December 31, 2023, respectively, in Prepaids and other current assets.

4. Fair Value Measurements

ASC 820, Fair Value Measurement, the authoritative guidance on fair value measurements establishes a framework with respect to measuring assets and liabilities at fair value on a recurring basis and non-recurring basis. Under the framework, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as of the measurement date. The framework also establishes a three-tier hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability and are developed based on the best information available in the circumstances. The hierarchy consists of the following three levels:

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

Level 3: Inputs are unobservable inputs for the asset or liability

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	As of March 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$12,018	$-	$-	$12,018
Total cash equivalents	$12,018	$-	$-	$12,018
Current marketable securities:
U.S. Treasury securities	$-	$51,232	$-	$51,232
Total current marketable securities	$-	$51,232	$-	$51,232
Total marketable securities and cash equivalents	$12,018	$51,232	$-	$63,250
Financial liabilities:
Long-term debt	$-	$-	$41,301	$41,301
Warrant liability	-	-	4,028	$4,028
Non-qualified deferred compensation plan liability	-	4,342	-	$4,342
Total financial liabilities	$-	$4,342	$45,329	$49,671
Financial assets:
Corporate-owned life insurance policies	$-	$2,880	$-	$2,880
Total financial assets	$-	$2,880	$-	$2,880

	As of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$8,427	$-	$-	$8,427
U.S. Treasury securities	-	2,992	-	2,992
Total cash equivalents	$8,427	$2,992	$-	$11,419
Current marketable securities:
U.S. Treasury securities	$-	$65,242	$-	$65,242
U.S. Government agency obligations	-	1,697	-	1,697
Total current marketable securities	$-	$66,939	$-	$66,939
Total marketable securities and cash equivalents	$8,427	$69,931	$-	$78,358
Financial liabilities:
Long-term debt	$-	$-	$39,812	$39,812
Warrant liability	-	-	3,158	3,158
Non-qualified deferred compensation plan liability	-	3,831	-	$3,831
Total financial liabilities	$-	$3,831	$42,970	$46,801
Financial assets:
Corporate-owned life insurance policies	$-	$2,475	$-	$2,475
Total financial assets	$-	$2,475	$-	$2,475

The following table presents the summary of changes in the fair value of our Level 3 financial instruments:

	As of March 31, 2024		As of December 31, 2023
	Long-term debt	Warrant liability	Long-term debt	Warrant liability
Balance beginning of period	$39,812	$3,158	$-	$-
Fair value on issuance date			37,575	2,425
Change in fair value in earnings	397	870	1,616	733
Change in fair value in other comprehensive loss	1,092	-	621	-
Balance end of period, at fair value	$41,301	$4,028	$39,812	$3,158

The Company’s Level 1 assets include money market instruments and are valued based upon observable market prices. Level 2 assets consist of U.S Treasury securities and U.S. Government Agency obligations. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. The corporate-owned life insurance contracts are recorded at cash surrender value, which approximates the fair value and is categorized as Level 2. Non-qualified deferred compensation plan liability is measured at fair value based on quoted prices of identical instruments to the investment vehicles selected by the participants and its recorded as Level 2. There were no transfers between fair value measurement levels during the period ended March 31, 2024 and December 31, 2023.

Long-term debt

The fair value of the debt was determined using a Monte Carlo Simulation ("MCS") in order to predict the probability of different outcomes. The valuation was performed based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the debt is recorded in the Consolidated Balance Sheets. The fair value is estimated by the Company each reporting period and the change in the fair value is recorded in both earnings and other comprehensive income depending on the instrument's inherent credit risk and market risk related to the debt valuation.

As the debt is subject to net revenue requirements, the valuation of the debt was determined using the Monte Carlo Simulation (“MCS”). The underlying metric to be simulated is the projected Trailing Twelve Month (“TTM”) revenues at each quarter end through the maturity date of October 18. 2028. Based on the simulated metric, the different levels of simulated TTM revenues may trigger different discounted cash flow scenarios in which the TTM revenues are lower than the targeted revenues per the Credit Agreement or TTM is equal to or higher than the targeted revenues per the Credit Agreement. The MCS performs 100,000 iterations of various simulated revenues to determine the fair value of the debt.

The below assumptions were used in the Monte Carlo simulation

	March 31, 2024	December 31, 2023
Risk-free interest rate	4.20%	3.81%
Revenue volatility	64.00%	64.00%
Revenue discount rate	16.99%	16.58%

Warrant Liability

The fair value of the warrant liability is recognized in connection with the Credit Agreement. The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the warrant liability, which is reported within Warrant liabilities on the Consolidated Balance Sheets, is estimated by the Company based on the Black-Scholes option pricing model with the following key inputs:

	March 31, 2024	December 31, 2023
Price of common stock	$16.03	$13.72
Expected term	9.56 years	9.81 years
Expected volatility	31.39%	31.07%
Exercise price	$10.9847	$10.9847
Risk-free interest rate	4.16%	3.84%
Expected dividends	0.00%	0.00%

5. Revenues

The Company’s revenue consists of sale of the RECELL System to hospitals, treatment centers and distributors. Revenue also includes the sale of PermeaDerm to customers (collectively “commercial customers”). Revenue also includes maintenance fee received from BARDA to ensure first right of access. In the prior year, the Company recorded service revenue for the emergency preparedness services provided to BARDA (collectively "customers"). Services are included in Revenues within the Consolidated Statements of Operations.

Distributor Transactions

For international markets, the Company exclusively partners with third-party distributors (COSMOTEC and PolyMedics Innovation GmbH). Revenue recognition occurs when the distributors obtain control of the product. The terms of sales transactions through distributors are generally consistent with the terms of direct sales to customers and do not contain return rights. These transactions are accounted for in accordance with the Company’s revenue recognition policy described in Note 2 of the Company's Annual Report for the year-ended December 31, 2023.

PermeaDerm Sales

As provided in the Stedical Scientific Distribution Agreement, the Company’s gross margin from the sale of PermeaDerm will be 50% of the average sales price. The Company and Stedical will split the gross revenue from sale of the products evenly through the purchase of products at 50% of Average Sale Price (“ASP”). The Company recognizes revenue when the customer obtains control of promised goods, in an amount that reflects the consideration which the Company expects to be entitled in exchange for those goods.

Remaining Performance Obligations

Revenues from remaining performance obligations are calculated as the dollar value of the remaining performance obligations on executed contracts and relate to COSMOTEC. The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) pursuant to the Company’s existing customer agreements is $382,000 and $390,000 as of March 31, 2024 and December 31, 2023, respectively. These amounts are split between current and long-term in Other current liabilities and other Contract liabilities, respectively, in the Consolidated Balance Sheets. The Company has $33,000 in Other current liabilities as of March 31, 2024 and December 31, 2023 and $349,000 and $357,000 Contract liabilities as of March 31, 2024 and December 31, 2023, respectively. The Company expects to recognize these amounts as revenue on a straight-line basis over the term of the contract with COSMOTEC.

Contract Assets and Contract Liabilities

Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance for which the Company does not have the right to payment. As of March 31, 2024 and December 31, 2023, the Company does not have any contract assets.

Contract liabilities are recorded when the Company receives payment prior to satisfying its obligation to transfer goods to a customer. The Company had $382,000 and $390,000 of total contract liabilities as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, a total of $33,000 was included in Other current liabilities and $349,000 and $357,000, respectively, in Contract liabilities in the Consolidated Balance Sheets. The balance relates to the unsatisfied performance obligation from COSMOTEC. The Company recognized approximately $8,000 of revenue from COSMOTEC for amounts included in the beginning balance of contract liabilities for the three-months ended March 31, 2024 and 2023.

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers into geographical regions, by customer type and by product. As noted in the segment footnote, the Company’s business consists of one reporting segment. A reconciliation of disaggregated revenue by geographical region, customer type and product is provided in Note 12.

6. Long-term debt

On October 18, 2023 (“Closing Date”) the Company entered into a Credit Agreement, by and between the Company, as borrower, and an affiliate of OrbiMed Advisors, LLC as the lender and administrative agent (the “Lender”). The Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $90.0 million, of which (i) $40.0 million was made available on the Closing Date (the “Initial Commitment Amount”), (ii) $25.0 million is available, at the Company’s discretion, on or prior to December 31, 2024, subject to certain net revenue requirements, and (iii) $25.0 million is available, at the Company’s discretion, on or prior to June 30, 2025, subject to certain net revenue requirements. The maturity date of the agreement is October 18, 2028 ("Maturity Date"). On the Closing date, the Company closed on the Initial Commitment Amount of $40.0 million, less certain fees and expenses payable to or on behalf of the Lender. The Company received net proceeds of $38.8 million upon closing after deducting the Lender's transaction costs in connection with the issuance.

All obligations under the Credit Agreement are guaranteed by all of the Company’s wholly owned subsidiaries (subject to certain exceptions) and secured by substantially all of the Company's and each guarantor's assets. The loan will be due in full on the Maturity Date unless the Company elects to repay the principal amount at any time prior to the Maturity Date. Upon prepayment, the Company will owe the applicable repayment premium and exit fee of 3% on the principal amount of the loans. The repayment premium varies between 0.0% - 3.0%, depending on certain conditions that are defined in the Credit Agreement. The repayment premium incorporates the make-whole amount. The make-whole amount represents the remaining scheduled interest payments on the loan during the period commencing on the prepayment date through the 24-month anniversary of the closing date. The Credit Agreement further states that the Company will be required to repay the principal amount of the loans if the Company does not achieve certain net revenue thresholds. If, for any quarter until the maturity date, the Company’s net revenue does not equal or exceed the applicable trailing twelve-month amount as set forth in the Credit Agreement, then the Company shall repay in equal quarterly installments equal to 5.0% of the outstanding principal amount on the date the net revenue amount was not satisfied, together with a repayment premium and exit fee. The Company shall repay amounts outstanding in full immediately upon an acceleration as a result of an event of default as set forth in the Credit Agreement, together with a repayment premium and other fees. As of March 31, 2024, the Company has not made any repayments on the outstanding debt balance.

During the term of the Credit Agreement, interest payable in cash by the Company shall accrue on any outstanding debt at a rate per annum equal to the greater of (x) the SOFR rate for such period and (y) 4.00% plus, in either case, 8.00%. As of March 31, 2024, the interest rate was 13.33%. During an event of default, any outstanding amount will bear interest at a rate of 4.00% in excess of the otherwise applicable rate of interest. The Company will pay certain fees with respect to the Credit Agreement, including an upfront fee, an unused fee on the undrawn portion of the Loan Facility, an administration fee, a repayment premium and an exit fee, as well as certain other fees and expenses of the Lender. The undrawn fee accrues at 0.5% of the undrawn balance and its recorded as an asset in the Consolidated Balance Sheets.

The Credit Agreement contains certain customary events of default, including with respect to nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; material defaults on other indebtedness; bankruptcy and insolvency events; material monetary judgments; loss of certain key permits, persons and contracts; material adverse effects; certain regulatory matters; and any change of control. As of March 31, 2024, the Company was in compliance with all financial covenants in the Credit Agreement.

Each of the Credit Agreement and the Pledge and Security Agreement entered into by the Company, the guarantors and the Lender on October 18, 2023 (the “Pledge and Security Agreement”) contains a number of customary representations, warranties and covenants that, among other things, will limit or restrict the ability of the Company and its subsidiaries to (subject to certain qualifications and exceptions): create liens and encumbrances; incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends or make other payments in respect of their capital stock; amend certain material documents; redeem or repurchase certain debt; engage in certain transactions with affiliates; and enter into certain restrictive agreements. In addition, the Company and guarantors will be required to maintain at least $10.0 million of unrestricted cash and cash equivalents.

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

As permitted under ASC 825, Financial Instruments, the Company elected the fair value option to record the long-term debt and warrant with changes in fair value recorded in the Consolidated Statements of Operations in Other income (expense), net. Changes related to instrument specific credit risk are revalued by comparing the amount of the total change in fair value of the long-term debt to the amount of change in fair value that would have occurred if the Company’s credit spread had not changed between the reporting periods, and is recorded in other comprehensive income in the Consolidated Balance Sheet. The difference between the fair value of the long-term debt and the unpaid principal balance of $40.0 million is an additional liability of $1.3 million and reduction to the liability of $188,000 as of March 31, 2024 and December 31, 2023, respectively. For changes in fair value refer to Note 4.

7. Leases

During January 2024, the Company modified the lease agreement of the Ventura production facility to extend the lease term. The modification resulted in an increase of approximately $1.3 million to the operating lease ROU assets and operating lease liabilities. There was no impact on earnings as a result of the lease modification.

The following table sets forth the Company’s operating lease expenses which are included in operating expenses in the Consolidated Statements of Operations (in thousands):

	Three-Months Ended
	March 31, 2024	March 31, 2023
Operating lease cost	$296	$198
Variable lease cost	35	13
Total lease cost	$331	$211

Supplemental cash flow information related to operating leases for the three-months ended March 31, 2024 and 2023 (in thousands):

	Three-Months Ended
	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$293	$205

Supplemental balance sheet information, as of March 31, 2024 and December 31, 2023, related to operating leases was as follows (in thousands, except for operating lease weighted average remaining lease term and operating lease weighted average discount rate):

	As of
	March 31, 2024	December 31, 2023
Reported as:
Operating lease right-of-use assets	$3,275	$2,440
Total right-of-use assets	$3,275	$2,440
Other current liabilities:
Operating lease liabilities, short-term	$903	$895
Operating lease liabilities, long term	2,532	1,702
Total operating lease liabilities	$3,435	$2,597
Operating lease weighted average remaining lease term (years)	3.46	3.31
Operating lease weighted average discount rate	9.42%	8.75%

As of March 31, 2024, maturities of the Company’s operating lease liabilities are as follows (in thousands):

Operating Leases
Remainder of 2024	$891
2025	1,165
2026	1,125
2027	657
2028	190
Total lease payments	4,028
Less imputed interest	(593)
Total operating lease liabilities	$3,435

As of March 31, 2024, there were no leases entered into that had not yet commenced.

8. Inventory

The composition of inventory is as follows (in thousands):

	As of
	March 31, 2024	December 31, 2023
Raw materials	$2,693	$3,683
Work in process	446	878
Finished goods	4,032	1,035
Total inventory	$7,171	$5,596

The Company values its inventories to reflect the lower of cost or net realizable value. Charges for estimated excess and obsolescence are recorded in cost of sales in the Consolidated Statements of Operations and were $83,000 and $67,000 for the three-months ended March 31, 2024 and 2023, respectively. The inventory balance as of March 31, 2024, includes inventory purchased from Stedical for the sales of PermeaDerm.

9. Intangible Assets

The composition of intangible assets, net is as follows (in thousands):

		As of March 31, 2024			As of December 31, 2023
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Carry Amount	Gross Amount	Accumulated Amortization	Net Carry Amount
Patent 1	3	$17	$(17)	$-	$17	$(17)	$-
Patent 2	13	141	(42)	99	141	(39)	102
Patent 3	14	206	(58)	148	206	(54)	152
Patent 5	19	104	(13)	91	99	(11)	88
Patent 6	19	56	(7)	49	56	(6)	50
Patent 7	13	2	-	2	2	-	2
Patent 8	18	31	(2)	29	29	(1)	28
Patent 9	3	68	(6)	62	3	-	3
Patent 10	19	3	-	3	3	-	3
Patent 11	19	6	(1)	5	6	(1)	5
Trademarks	Indefinite	54	-	54	54	-	54
Total intangible assets		$688	$(146)	$542	$616	$(129)	$487

During the three-months ended March 31, 2024 and 2023, the Company did not identify any events or changes in circumstances that indicated that the carrying value of its intangibles may not be recoverable. As such, there was no impairment of intangibles assets recognized for the three-months ended March 31, 2024 and 2023 Amortization expense of intangibles included in the Consolidated Statements of Operations was $17,000 and $9,000 for the three months ended March 31, 2024 and 2023, respectively.

The Company expects the future amortization of amortizable intangible assets held at March 31, 2024 to be as follows (in thousands):

Estimated Amortization Expense
Remainder of 2024	$48
2025	64
2026	51
2027	37
2028	37
Thereafter	251
Total	$488

10. Plant and Equipment

The composition of plant and equipment, net is as follows (in thousands):

		As of
	Useful Lives	March 31, 2024	December 31, 2023
Computer equipment	3 - 5 years	$1,157	$984
Computer software	3 years	840	840
Construction in progress		2,292	87
Furniture and fixtures	7 years	847	824
Laboratory and other equipment	3 - 5 years	965	769
Leasehold improvements	Lesser of life or lease term	367	367
RECELL moulds	5 years	447	438
Less: accumulated amortization and depreciation		(2,618)	(2,432)
Total plant and equipment, net		$4,297	$1,877

Construction in progress consists primarily of leasehold improvements for the renovations to the Ventura production facility and materials for the manufacture of the RECELL GO devices.

Depreciation expense related to plant and equipment was $186,000 and $126,000 for the three-months ended March 31, 2024 and 2023 respectively. During the three-months ended March 31, 2024 and 2023, the Company did not identify any events or changes in circumstances that indicated that the carrying value of its plant and equipment may not be recoverable. As such, there was no impairment of plant and equipment recognized for the three-months ended March 31, 2024 and 2023.

11. Other Current and Long-Term Assets and Liabilities

Prepaids and other current assets consisted of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Prepaid expenses	$1,216	$1,376
Unsettled investment receivable	1,000	-
Amounts due from Stedical	941	-
Accrued investment income	182	227
Lease deposits	49	38
Other receivables	135	18
Total prepaids and other current assets	$3,523	$1,659

Prepaid expenses primarily consist of prepaid benefits and insurance.

Other long-term assets consisted of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Long-term lease deposits	$151	$155
Long-term prepaids	135	148
Other long-term assets	115	52
Total other long-term assets	$401	$355

Other current liabilities consisted of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Operating lease liability	$903	$895
COSMOTEC deferred revenue	33	33
Other current liabilities	217	338
Total other current liabilities	$1,153	$1,266

12. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. Long-lived assets are primarily located in the United States as of March 31, 2024, and December 31, 2023.

Revenue by region for the three-months March 31, 2024 and 2023 were as follows (in thousands):

	Three-Months Ended
	March 31, 2024	March 31, 2023
Revenue by region:
United States	$10,532	$9,425
Japan	461	1,021
European Union	51	-
Australia	17	62
United Kingdom	43	42
Total	$11,104	$10,550

Revenue by customer type for the three-months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three-Months Ended
	March 31, 2024	March 31, 2023
Revenue by customer type:
Commercial sales	$11,068	$10,458
Deferred commercial revenue recognized	8	-
BARDA services for emergency preparedness	-	92
BARDA revenue for right of first access	28	-
Total	$11,104	$10,550

Commercial revenue by product for the three-months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three-Months Ended
	March 31, 2024	March 31, 2023
Commercial revenue by product:
RECELL	10,962	10,458
Other wound care products	106	-
Total commercial sales	$11,068	$10,458

Cost of sales by customer type for the three-months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three-Months Ended
	March 31, 2024	March 31, 2023
Cost of sales:
Commercial cost	$1,513	$1,616
BARDA:
Product cost	-	(34)
Emergency preparedness service cost	-	85
Total	$1,513	$1,667

13. Commitments and Contingencies

The Company is subject to certain contingencies arising in the ordinary course of business. The Company records accruals for these contingencies to the extent that a loss is both probable and reasonably estimable. If some amount within a range of loss appears more likely than any other amount within the range, that amount is accrued. Alternatively, when no amount within a range of loss appears to be a better estimate than any other amount, the lowest amount in the range is accrued. The Company expenses legal costs associated with loss contingencies as incurred. As of March 31, 2024 and December 31, 2023, the Company did not have any outstanding or threatened litigation that would have a material impact on the financial statements.

Minimum Purchase Commitments with Stedical

The Company is subject to minimum purchase of PermeaDerm product for the initial term of five years. For 2024, the Company has an obligation to purchase a minimum of $5.0 million of inventory from Stedical. As of March 31, 2024, the Company has purchased $2.6 million in inventory with another $2.4 million remaining. This obligation is not recorded in the Company's Consolidated Balance Sheets. For the first three years of the agreement, the minimum purchase should increase annually by an amount equal to the percentage growth in the Company's annual US based revenues excluding PermeaDerm revenue, or a minimum increase of at least 20% over the prior year purchase commitment. For years after the third year, the minimum purchase obligation shall increase annually by an amount equal to the percentage growth of the Company's annual US-based revenues excluding PermeaDerm sales. The minimum purchase obligation should never decrease from the previous year.

14. Common and Preferred Stock

The Company’s CHESS Depositary Interests (“CDIs”) are quoted on the ASX under the ticker code, “AVH.” The Company’s shares of Common Stock are quoted on the Nasdaq Capital Market (“Nasdaq”) under the ticker code, “RCEL”. One share of Common Stock on Nasdaq is equivalent to five CDIs on the ASX.

The Company is authorized to issue 200,000,000 shares of Common Stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. As of March 31, 2024, and December 31, 2023, 25,789,051 and 25,682,078 shares of Common Stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding during any period.

15. Stock-Based Payment Plans

Stock-Based Payment Expenses

Stock-based payment transactions are recognized as compensation expense based on the fair value of the instrument on the date of grant. The Company uses the graded-vesting method to recognize compensation expense. Compensation cost is reduced for forfeitures as they occur in accordance with ASU 2016-09, Simplifying the Accounting for Share-Based Payment. The Company recorded stock-based compensation and Employee Stock Purchase Plan ("ESPP") expense of $2.6 million for the three-months ended March 31, 2024 and 2023, respectively. No income tax benefit was recognized in the Consolidated Statements of Operations for stock-based payment arrangements for the three-months ended March 31, 2024 and 2023.

The Company has included stock-based compensation expense for all equity awards and the ESPP as part of operating expenses in the accompanying Consolidated Statements of Operations as follows:

	Three-Months Ended
	March 31, 2024	March 31, 2023
Sales and marketing expenses	$527	$325
General and administrative expenses	1,661	2,090
Research and development expenses	403	225
Total	$2,591	$2,640

A summary of share option activity as of March 31, 2024, and changes during the period ended is presented below:

	Service Only Share Options	Performance Based Share Options	Total Share Options
Outstanding shares at December 31, 2023	2,397,571	292,587	2,690,158
Granted	1,156,000	-	1,156,000
Exercised	(86,244)	(20,729)	(106,973)
Expired	(25,786)	(39,174)	(64,960)
Forfeited	(128,185)	(4,656)	(132,841)
Outstanding shares at March 31, 2024	3,313,356	228,028	3,541,384
Exercisable at March 31, 2024	839,751	190,532	1,030,283
Vested and expected to vest - March 31, 2024	3,313,356	228,028	3,541,384

A summary of the status of the Company’s unvested RSUs as of March 31, 2024, and changes that occurred during the period is presented below:

Unvested Shares	Tenure-Based RSUs	Performance Condition RSUs	Total RSUs
Unvested RSUs outstanding at December 31, 2023	207,112	28,020	235,132
Granted	-	-	-
Vested	-	-	-
Forfeited	(17,400)	(3,504)	(20,904)
Unvested RSUs outstanding at March 31, 2024	189,712	24,516	214,228

Employee Stock Purchase Plan

In June 2023, the stockholders approved the ESPP, which became effective on July 1, 2023. On June 30, 2023, the Company filed Registration Statement on Form S-8 to register 1,000,000 shares of Common Stock under the ESPP, as a result of the Company’s stockholders approving the ESPP at the 2023 Annual Meeting. The ESPP features two six-month offering periods per year, running from June 1 to November 30 and December 1 to May 31.

During the three-months ended March 31, 2024, the Company recorded $186,000 in ESPP expense. During the three-months ended March 31, 2023, the Company did not have any ESPP expense. The Company had $583,000 and $122,000 in accrued payroll contributions as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, the Company had 927,681 shares remaining to be issued under the plan.

16. Income Taxes

Tax expense for the three-months ended March 31, 2024 and 2023 was $30,000. These amounts are related to state minimum taxes.

17. Net Loss per Share

The following is a reconciliation of the basic and diluted loss per share computations:

	Three-Months Ended
	March 31, 2024	March 31, 2023
(in thousands, except per share amounts)
Net loss	$(18,658)	$(9,220)
Weighted-average common shares—outstanding, basic and diluted	25,638	25,202
Net loss per common share, basic and diluted	$(0.73)	$(0.37)

	Three-Months Ended
	March 31, 2024	March 31, 2023
Anti-dilutive shares excluded from diluted net loss per common share:
Stock options	3,541,384	2,218,496
Restricted stock units	214,228	371,368
ESPP	83,545	-
Warrants	409,661	-

The Company’s basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the relevant period. In accordance with ASC 710-10, Compensation - General, 83,893 shares of Common Stock held by the rabbi trust are excluded from the denominator in the basic and diluted net loss per common share calculations. For details on shares of common stock held by the rabbi trust refer to Note 18. For the purposes of the calculation of diluted net loss per share, options to purchase common stock, restricted stock units and unvested shares of common stock issued upon the early exercise of stock options have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. Because the Company has reported a net loss for the three-months ended March 31, 2024 and 2023, diluted net loss per common share is the same as the basic net loss per share for those periods.

18. Retirement Plans

The Company offers a 401(k) retirement savings plan (the “401(k) Plan”) for its employees, including its executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code of 1986, as amended, allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. The Company matches contributions to the 401(k) Plan based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. The Company will match up to 6% of an employee’s compensation that the employee contributes to his or her 401(k) Plan account up to the maximum allowable. Total Company's matching contributions to the 401(k) Plan were $835,000 and $423,000 for the three-months ended March 31, 2024 and 2023, respectively.

Non-Qualified Deferred Compensation Plan

The Company’s NQDC plan, which became effective in October 2021 allows for eligible management and highly compensated key employees to elect to defer a portion of their salary, bonus, commissions and RSU awards to later years. Cash deferrals are immediately vested and are subject to investment risk and a risk of forfeiture under certain circumstances. RSU deferrals are subject to the vesting conditions of the award. Once RSUs vest, subject to a six-month and one day holding period, employees are allowed to diversify the common stock into other investment options offered by the plan. For cash deferrals, the Company matches 4% to 6% (depending on level) of employee contributions. These matching employer contributions are vested over a two-year period with 25% vesting on year one and 75% vesting on year two for employees under 55 years of age. Employer contributions for employees over 55 years of age are immediately vested. Employer contributions to the NQDC Plan were $34,000 and $42,000 for the three-months ended March 31, 2024 and 2023, respectively. The Company’s deferred compensation plan liability was $4.3 million and $3.8 million as of March 31, 2024 and December 31, 2023, respectively. These liabilities are split between current and long term on the Consolidated Balance Sheets. As of March 31, 2024, $429,000 is included in Current non-qualified deferred compensation liability and $3.9 million in the long term non-qualified deferred compensation liability. As of December 31, 2023, $168,000 is included in Current non-qualified deferred compensation liability and $3.7 million in the long-term non-qualified deferred compensation liability. During the three-months ended March 31, 2024, the Company had distributions of approximately $215,000 in the deferred compensation liability for terminated employees. During the three-months ended March 31, 2023, the Company did not have any distributions.

The Company established a COLI to fund the NQDC Plan. Amounts in the COLI are invested in a number of funds. The securities are carried at the cash surrender value on the Consolidated Balance Sheets. We record investment gains and losses of the

COLI as Other income (expense), net. Refer to Note 4, Fair Value Measurements for the fair values of the COLI policies and the NQDC liability.

Rabbi Trust

During April 2022, the Company established a rabbi trust to hold the assets of the NQDC Plan. The rabbi trust holds the COLI asset and the Common Stock from deferred RSU awards that have vested. The NQDC Plan permits diversification of fully vested shares into other equity securities subject to a six-month and one day holding period. In accordance with ASR 268, Redeemable Preferred Stock, and ASC 718, Compensation — Stock Compensation, prior to vesting, the deferred share awards are classified as an equity instrument and changes in fair value of the amount owed to the participant are not recognized. The redemption amounts of the deferred awards are based on the vested percentage and are recorded outside of permanent equity as Non-qualified deferred compensation share awards on the Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, a total of 117,326 and 81,052, shares awards have been deferred, respectively. Vested shares are converted to Common Stock and are reclassified to permanent equity. Common Stock held in the rabbi trust is classified in a manner similar to treasury stock and presented separately on the Consolidated Balance Sheets as Common Stock held by the NQDC Plan. As of March 31, 2024 and December 31, 2023 a total of 83,893 and 99,106 shares were held in the rabbi trust at the redemption value of $944,000 and $1.1 million, respectively.

The following table summarizes the Non-qualified deferred compensation plan share award activity as of March 31, 2024 and December 31, 2023 (in thousands):

	As of
(in thousands)	March 31, 2024	December 31, 2023
Non-qualified deferred compensation share awards:
Balance at beginning of period	$693	$557
Stock-based compensation expense	6	518
Change in redemption value	128	1,019
Vesting of share awards held by NDQC	-	(1,401)
Ending Balance	$827	$693

19. Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that no events that have occurred that would require adjustment to or disclosures in the Consolidated Financial Statements.

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

Please see “Special Statement Regarding Forward-Looking Statements” on page 3.

Overview

AVITA Medical, Inc. ("we", "our", "us") is a commercial-stage regenerative medicine company transforming the standard of care in wound care management and skin restoration with innovative devices. At the forefront of our portfolio is our patented and proprietary RECELL® System (“RECELL System” or “RECELL”), approved by the United States Food & Drug Administration (“FDA”) for the treatment of thermal burn wounds and full-thickness skin defects, and for repigmentation of stable depigmented vitiligo lesions. RECELL harnesses the regenerative properties of a patient’s own skin to create an autologous skin cell suspension, Spray-On Skin™ Cells, delivering a transformative solution at the point of care. This breakthrough technology serves as the catalyst for a new treatment paradigm enabling improved clinical outcomes.

We are focused on becoming the leading provider of regenerative medicine addressing unmet medical needs in burn injuries, full-thickness skin defects, and in skin repigmentation, such as vitiligo. We will continue to drive commercial revenue growth to generate positive cash flow and achieve operating profit. To achieve these objectives, we intend to:

•
Become the standard of care in the U.S. burns industry by increasing RECELL penetration and adoption in burn centers
•
Expand into U.S. trauma centers to increase utilization of RECELL for the treatment of full-thickness skin defects
•
Launch RECELL GO™ following FDA approval to increase market adoption and expand our customer base
•
Submit a PMA supplement for RECELL GO mini, which is designed to address smaller wounds.
•
Expand our global presence within the European Union and Australia through the exclusive use of third-party distributors
•
Continue to build upon commercial activities in Japan through our partnership with COSMOTEC Company, Ltd ("COSMOTEC") with our current Pharmaceuticals and Medical Devices Act (“PMDA”) approval for RECELL with an indication in burns
•
Continue to pursue business development opportunities that are complementary to our core RECELL indications and/or our targeted markets, such as the agreement with Stedical Scientific, Inc.
•
Establish commercial payor coverage for RECELL in the U.S. for the treatment of vitiligo lesions; initial phase of coverage expected during the fourth quarter of 2025

Business Environment and Current Trends

The macroeconomic environment may have unexpected adverse effects on businesses and healthcare institutions globally that may continue to negatively impact our consolidated operating results. There remains significant uncertainty in the current macroeconomic environment due to factors including supply chain shortages, increased cost of healthcare, increased inflation rates, a competitive and tight labor market, and other related global economic conditions and geopolitical conditions. If these conditions continue or worsen, they could adversely impact our future operating results.

Changes in reimbursement rates by third party payors may place additional financial pressure on hospitals and the broader healthcare system. Healthcare institutions may take actions to mitigate any persistent pressures on their budgets and such actions could impact the future demand for our products. Geopolitical conditions may also impact our operations. Although we do not have operations in Russia, Ukraine or in the Middle East, the continuation of the military conflict in these regions and/or an escalation of the conflicts beyond their current scope may further weaken the global economy and could result in additional inflationary pressures and supply chain constraints.

Recent Developments

On January 10, 2024, we entered into an exclusive multi-year distribution agreement with Stedical Scientific, Inc.

to commercialize PermeaDerm® Biosynthetic Wound Matrix in the United States ("PermeaDerm"). PermeaDerm is cleared by the FDA as a transparent matrix for use in the treatment of a variety of wound types until healing is achieved. Under the terms of the agreement, we hold the exclusive rights to market, sell, and distribute PermeaDerm products, including any future enhancements or modifications, within the United States. The initial term is for five years, with the option to renew for an additional five years, contingent upon meeting certain minimum requirements.

On January 31, 2024 we entered into an exclusive Distribution Agreement with Fidelis Sustainability Distribution, LLC ("Fidelis"). As part of the agreement, the Company appointed Fidelis as the exclusive distributor of RECELL products in the U.S. Government healthcare facilities such as Veteran Affairs and the Department of Defense.

On February 16, 2024, we executed a contract modification with BARDA to extend the period of performance,

under the original contract dated September 29, 2015, from December 31, 2023 to September 28, 2025. Under the modified contract, BARDA will have access to AVITA Medical’s RECELL inventory in the event of a national emergency. In the case of a national emergency, BARDA will pay for RECELL devices at a reduced price for the first 1,000 units and retail price for any units over 1,000 requested. No additional inventory build will be required as part of this modification as the Company has sufficient inventory in stock to fulfill this requirement. BARDA will pay AVITA Medical approximately $333,000 in maintenance fees over the term of the contract to ensure first right of access.

On June 29, 2023, we submitted a premarket approval ("PMA") supplement to the FDA for RECELL GO. RECELL GO maintains the FDA Breakthrough Device designation from predecessor devices. On September 29, 2023, we received notice from the FDA that additional information regarding the PMA was required for the continuation of a substantive review for RECELL GO. This request, which is not unique to the Breakthrough Devices Program, placed the application file on hold while we addressed the FDA's questions. We submitted our complete response to the FDA on February 28, 2024, at which point the application reentered the 180-day cycle, with 90 days remaining in the review period. This timing would imply FDA approval, immediately followed by a product launch on May 31, 2024.

Results of Operations for the three-months ended March 31, 2024 compared to the three-months ended March 31, 2023.

The table below summarizes the results of our operations for each of the periods presented (in thousands).

	Three-Months Ended		$	%
Statement of Operations Data:	March 31, 2024	March 31, 2023	Change	Change
Revenues	$11,104	$10,550	554	5.3%
Cost of sales	(1,513)	(1,667)	154	9.2%
Gross profit	9,591	8,883	708	8.0%
BARDA income	-	627	(627)	-100.0%
Operating expenses:
Sales and marketing	(12,640)	(6,540)	(6,100)	-93.3%
General and administrative	(8,963)	(8,295)	(668)	-8.1%
Research and development	(5,194)	(4,586)	(608)	-13.3%
Total operating expenses	(26,797)	(19,421)	(7,376)	-38.0%
Operating loss	(17,206)	(9,911)	(7,295)	-73.6%
Interest expense	(1,356)	(4)	(1,352)	*nm
Other income (expense), net	(66)	725	(791)	109.1%
Loss before income taxes	(18,628)	(9,190)	(9,438)	-102.7%
Income tax expense	(30)	(30)	-	0.0%
Net loss	$(18,658)	$(9,220)	(9,438)	-102.4%

*nm = not meaningful

Total net revenues increased by 5.3%, or $0.6 million, to $11.1 million, compared to $10.6 million in the same period in the prior year. Our commercial revenue was $11.1 million in the three-months ended March 31, 2024, an increase of $0.6 million, or 5.8%, compared to $10.5 million in the corresponding period in the prior year. The growth in commercial revenues was largely driven by deeper penetration within individual customer accounts and new accounts for Full Thickness Skin Defect ("FTSD").

Gross profit margin was 86.4% compared to 84.2% in the corresponding period in the prior year. The increase was largely driven by increase in revenues and lower shipping costs.

BARDA income decreased to zero, compared to $0.6 million in the corresponding period in the prior year due to reimbursable clinical trials winding down. BARDA income in the prior year consisted of funding from the Biomedical Advanced Research and Development Authority, under the Assistant Secretary for Preparedness and Response, within the U.S. Department of Health and Human Services, under ongoing USG Contract No. HHSO100201500028C.

Total operating expenses increased by 38.0% or $7.4 million to $26.8 million, compared with $19.4 million in the corresponding period in the prior year.

Sales and marketing expenses increased by 93.3%, or $6.1 million, to $12.6 million, compared to $6.5 million in the corresponding period in the prior year. Higher costs in the current year were primarily related to an increase in salaries and benefits, commissions, professional fees and travel expenses. The increase in salaries and benefits is due to the expansion of the sales force to support our growing commercial capabilities. Higher commissions were directly associated with the increase in revenues. The increase in professional fees is primarily due to pricing studies for future product development. The increase in travel is due to the expansion of the sales force.

General and administrative expenses increased by 8.1%, or $0.7 million, to $9.0 million, compared to $8.3 million in the same period in the prior year. The increase was attributable to higher salaries and benefits and an increase in recruitment fees, partially offset by lower stock-based compensation.

Research and development expenses increased by 13.3%, or $0.6 million, to $5.2 million, compared to $4.6 million in the same period in the prior year. The increase is primarily due to salaries and benefits and share-based compensation, offset by a decrease in professional fees and research and development expenses. The increase in salaries and benefits and stock-based compensation is due to the deployment of a team of Medical Science Liaisons. The decrease was partially offset by lower professional fees and diminished development expenses for RECELL GO due to the latent development phase of the project.

Interest expense increased approximately $1.4 million in comparison to the same period in the prior year due to the interest expense related to the long-term debt as part of the OrbiMed Credit Agreement, for an aggregate principal amount owed of $40.0 million.

Other income (expense), net decreased by $0.8 million or 109% to net expense of $66,000 from net income of $725,000 in the corresponding period in the prior year. We recognized $0.4 million and $0.9 million of non-cash charges due to the change in fair value of the debt and the warrant liability, respectively. In addition, we had an increase of approximately $0.5 million in income related to our investment activities and other income.

Liquidity and Capital Resources

Overview

We expect to utilize cash reserves until U.S. sales of our products reach a level sufficient to fund ongoing operations. We have historically funded research and development activities, and more recently its substantial investment in sales and marketing activities, through raising capital by issuing securities and the issuance of debt. On October 18, 2023, we entered into a Credit Agreement with an affiliate of OrbiMed Advisors, LLC. The Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $90.0 million, of which $40.0 million was drawn during fourth quarter of 2023. In addition, an aggregate of $50.0 million will be made available in two separate $25.0 million tranches, at our discretion, subject to certain net revenue requirements. The first tranche of $25.0 million is available on or before December 31, 2024. The second tranche of $25.0 million is available on or prior to June 30, 2025, only if the first tranche was drawn upon. We have monthly interest rate payments for the debt at a rate equal to the greater of (a) forward-looking one-month term SOFR rate and (b) four percent (4.0%) per annum, plus eight percent (8.0%). In the event that we do not meet certain twelve-month trailing revenue targets at the end of certain fiscal quarters, the outstanding balance of the loan must be repaid in equal quarterly installments of 5.0% of the funded amount through the maturity date. As of March 31, 2024, our projected revenues, for the trailing twelve months ending December 31, 2024, exceeded the minimum revenue requirements under the credit agreement. We had approximately $17.0 million in cash and cash equivalents and $51.2 million in marketable securities.

As of the date of these financial statements, we believe we have sufficient cash reserves to fund operations for the next 12-months.

The following table summarizes our cash flows for the periods presented (in thousands):

	Three-Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Net cash used in operations	$(20,864)	$(9,073)
Net cash provided by investing activities	15,066	18,787
Net cash provided by financing activities	631	171
Effect of foreign exchange rate on cash and cash equivalents	-	1
Net increase/(decrease) in cash and cash equivalents	(5,167)	9,886
Cash and cash equivalents at beginning of the period	22,118	18,164
Cash and cash equivalents at end of the period	16,951	28,050

Net cash used in operating activities was $20.9 million and $9.1 million during the three-months ended March 31, 2024, and 2023, respectively. The increase in net cash used in operations was primarily due to lower revenue, higher operating costs and increased cash outflow due to the inventory purchases as part of the Stedical Agreement.

Net cash provided by investing activities was $15.1 million and $18.8 million during the three-months ended March 31, 2024 and 2023, respectively. The decrease in cash provided by investing activities is primarily attributable to lower cash inflows from maturities of marketable securities in the current year compared to the prior year, offset by an increase in cash outflow for capital expenditures and patent filing fees. The increase in capital expenditures in the current year is primarily related to the leasehold improvement in the Ventura production facility to enhance manufacturing output.

Net cash provided by financing activities was $0.6 million and $0.2 million during the three-months ended March 31, 2024, and 2023, respectively. The increase in cash provided by financing activities is related to proceeds from the exercises of stock options.

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

For the three-months ended March 31, 2024, there were no dividends paid and we have no plans to commence the payment of dividends. As part of the Stedical Agreement, we have minimum purchase requirements for PermeaDerm inventory of $5.0 million dollars. As of March 31, 2024, we have purchased $2.6 million and have approximately $2.4 million remaining to satisfy the requirement. With the exception of the inventory purchases from Stedical, we do not have any other purchase commitments or long-term contractual obligations, except for lease obligations as of March 31, 2024. Refer to Note 7 of our Consolidated Financial Statements for further details on our lease obligations. In addition, we have no off-balance sheet arrangements (as defined in the rules and regulations of the SEC) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We have no committed plans to issue further shares on the market but will continue to assess market conditions.

Critical Accounting Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of March 31, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal year 2024 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1. LEGAL PROCEEDINGS

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial condition. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in the 2023 Annual Report and as updated in the Company’s subsequent Quarterly Reports on Form 10-Q. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in the 2023 Annual Report.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(a) The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K12B filed on June 30, 2020)

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the registrant’s Form 10-KT filed on February 28, 2022)

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 of the registrant’s Form 10-KT filed on February 28, 2022)

10.1	Exclusive Distribution Agreement between AVITA Medical Americas, LLC and Stedical Scientific, Inc, dated January 10, 2024*

10.2	Second Amendment to Lease Agreement between the registrant and Hartco Ventura Inc. dated January 1, 2024*

10.3	Amendment of Solicitation/Modification of Contract dated February 16, 2024 by and between the registrant and BARDA*

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32**	18 U.S.C. Section 1350 Certifications

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Management contract or compensation plan or arrangement

* Filed herewith

** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 13, 2024	AVITA MEDICAL, INC.

		By:	/s/ James Corbett
James Corbett
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ David O'Toole
David O'Toole
Chief Financial Officer
(Principal Financial and Accounting Officer)