Form 10-Q
period 2024-06-30
AVITA Medical, Inc.
filed 2024-08-08
CIK 1762303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of August 4, 2024 was 25,989,699

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

AVITA Medical, Inc.

Results of review of interim financial statements

We have reviewed the accompanying Consolidated Balance Sheet of AVITA Medical, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2024 and the related Consolidated Statements of Operations, Comprehensive Loss, and Stockholders’ Equity for the three-month and six-month periods ended June 30, 2024 and 2023, Cash Flows for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Consolidated Balance Sheet of the Company as of December 31, 2023, and the related Consolidated Statements of Operations, Comprehensive Loss, Stockholders’ Equity, and Cash Flows for the year then ended (not presented herein); and in our report dated February 22, 2024, we expressed an unqualified opinion on those Consolidated Financial Statements. In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

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

/s/ GRANT THORNTON LLP

Los Angeles, California

August 8, 2024

PART I – Financial Information

Item 1. FINANCIAL STATEMENTS

AVITA MEDICAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	As of
	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$17,452	$22,118
Marketable securities	36,604	66,939
Accounts receivable, net	8,717	7,664
BARDA receivables	94	30
Prepaids and other current assets	3,382	1,659
Inventory	6,709	5,596
Total current assets	72,958	104,006
Plant and equipment, net	7,024	1,877
Operating lease right-of-use assets	3,938	2,440
Corporate-owned life insurance ("COLI") asset	2,888	2,475
Intangible assets, net	545	487
Other long-term assets	473	355
Total assets	$87,826	$111,640
LIABILITIES, NON-QUALIFIED DEFERRED COMPENSATION PLAN SHARE AWARDS AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	4,155	3,793
Accrued wages and fringe benefits	7,624	7,972
Current non-qualified deferred compensation ("NQDC") liability	753	168
Other current liabilities	1,255	1,266
Total current liabilities	13,787	13,199
Long-term debt	40,989	39,812
Non-qualified deferred compensation liability	3,148	3,663
Contract liabilities	340	357
Operating lease liabilities, long term	3,281	1,702
Warrant liability	1,968	3,158
Total liabilities	63,513	61,891
Non-qualified deferred compensation plan share awards	398	693
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, $0.0001 par value per share, 200,000,000 shares authorized, 25,949,906 and 25,682,078, shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	3	3
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding at June 30, 2024 and December 31, 2023	-	-
Company common stock held by the non-qualified deferred compensation plan	(1,022)	(1,130)
Additional paid-in capital	358,510	350,039
Accumulated other comprehensive loss	(1,556)	(1,887)
Accumulated deficit	(332,020)	(297,969)
Total stockholders' equity	23,915	49,056
Total liabilities, non-qualified deferred compensation plan share awards and stockholders' equity	$87,826	$111,640

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA MEDICAL, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Sales revenue	$15,183	$11,753	$26,287	$22,303
Lease revenue	12	-	12	-
Total revenues	15,195	11,753	26,299	22,303
Cost of sales	(2,111)	(2,204)	(3,624)	(3,871)
Gross profit	13,084	9,549	22,675	18,432
BARDA income	-	530	-	1,157
Operating expenses:
Sales and marketing	(16,302)	(10,003)	(28,942)	(16,543)
General and administrative	(7,519)	(6,165)	(16,481)	(14,460)
Research and development	(4,887)	(5,076)	(10,081)	(9,662)
Total operating expenses	(28,708)	(21,244)	(55,504)	(40,665)
Operating loss	(15,624)	(11,165)	(32,829)	(21,076)
Interest expense	(1,347)	(7)	(2,703)	(11)
Other income, net	1,611	801	1,544	1,526
Loss before income taxes	(15,360)	(10,371)	(33,988)	(19,561)
Income tax expense	(33)	(13)	(63)	(43)
Net loss	$(15,393)	$(10,384)	$(34,051)	$(19,604)
Net loss per common share:
Basic and diluted	$(0.60)	$(0.41)	$(1.32)	$(0.78)
Weighted-average common shares:
Basic and diluted	25,760,278	25,239,723	25,699,030	25,221,009

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net loss	$(15,393)	$(10,384)	$(34,051)	$(19,604)
Foreign currency translation gain/(loss)	-	1	-	(10)
Change in fair value due to credit risk on long-term debt gain/(loss)	1,530	-	438	-
Net unrealized gain/(loss) on marketable securities	(18)	100	(107)	342
Comprehensive loss	$(13,881)	$(10,283)	$(33,720)	$(19,272)

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA MEDICAL, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except shares)

(Unaudited)

	Three-Months Ended June 30, 2024
	Common Stock
	Shares	Amount	Company common stock held by the NQDC Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at March 31, 2024	25,789,051	$3	$(944)	$353,205	$(3,068)	$(316,627)	$32,569
Net loss	-	-	-	-	-	(15,393)	(15,393)
Stock-based compensation	-	-	-	3,978	-	-	3,978
Vesting of restricted stock units	53,918	-	-	-	-	-	-
Exercise of stock options	10,684	-	-	63	-	-	63
ESPP purchase	96,253	-	-	786	-	-	786
Distribution/diversification of Company common stock held by the NQDC Plan	-	-	(78)	78	-	-	-
Change in redemption value of share awards in NQDC Plan	-	-	-	400	-	-	400
Net unrealized loss on marketable securities	-	-	-	-	(18)	-	(18)
Change in fair value due to credit risk on long-term debt	-	-	-	-	1,530	-	1,530
Balance at June 30, 2024	25,949,906	$3	$(1,022)	$358,510	$(1,556)	$(332,020)	$23,915

	Three-Months Ended June 30, 2023
	Common Stock
	Shares	Amount	Company common stock held by the NQDC Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at March 31, 2023	25,327,761	$3	$(892)	$342,400	$7,858	$(271,808)	$77,561
Net loss	-	-	-	-	-	(10,384)	(10,384)
Stock-based compensation	-	-	-	1,175	-	-	1,175
Exercise of stock options	114,854	-	-	661	-	-	661
Vesting of restricted stock units	5,000	-	-	-	-	-	-
Change in redemption value of share awards in NQDC Plan	-	-	-	(467)	-	-	(467)
Net unrealized gain on marketable securities	-	-	-	-	100	-	100
Foreign currency translation gain	-	-	-	-	1	-	1
Balance at June 30, 2023	$25,447,615	$3	$(892)	$343,769	$7,959	$(282,192)	$68,647

	Six-Months Ended June 30, 2024
	Common Stock
	Shares	Amount	Company common stock held by the NQDC Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2023	25,682,078	$3	$(1,130)	$350,039	$(1,887)	$(297,969)	$49,056
Net loss	-	-	-	-	-	(34,051)	(34,051)
Stock-based compensation	-	-	-	6,563	-	-	6,563
Vesting of restricted stock units	53,918	-	-	-	-	-	-
Exercise of stock options	117,657	-	-	694	-	-	694
ESPP purchase	96,253	-	-	786	-	-	786
Distribution/diversification of Company common stock held by the NQDC Plan	-	-	186	78	-	-	264
Vesting of company common stock held by the NQDC Plan	-	-	(78)	78	-	-	-
Change in redemption value of share awards in NQDC Plan	-	-	-	272	-	-	272
Net unrealized loss on marketable securities	-	-	-	-	(107)	-	(107)
Change in fair value due to credit risk on long-term debt	-	-	-	-	438	-	438
Balance at June 30, 2024	25,949,906	$3	$(1,022)	$358,510	$(1,556)	$(332,020)	$23,915

	Six-Months Ended June 30, 2023
	Common Stock
	Shares	Amount	Company common stock held by the NQDC Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2022	25,208,436	$3	$(127)	$339,825	$7,627	$(262,588)	$84,740
Net loss	-	-	-	-	-	(19,604)	(19,604)
Stock-based compensation	-	-	-	3,372	-	-	3,372
Exercise of stock options	146,529	-	-	832	-	-	832
Company common stock held by the NQDC Plan	87,650	-	(765)	765	-	-	-
Vesting of restricted stock units	5,000	-	-	-	-	-	-
Change in redemption value of share awards in NQDC Plan	-	-	-	(1,025)	-	-	(1,025)
Foreign currency translation loss	-	-	-	-	(10)	-	(10)
Net unrealized gain on marketable securities	-	-	-	-	342	-	342
Balance at June 30, 2023	25,447,615	$3	$(892)	$343,769	$7,959	$(282,192)	$68,647

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA Medical, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six-Months Ended
	June 30, 2024	June 30, 2023
Cash flow from operating activities:
Net loss	$(34,051)	$(19,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of long-term debt	1,615	-
Change in fair value of warrant liability	(1,190)	-
Depreciation and amortization	407	281
Stock-based compensation	6,618	3,783
Non-cash lease expense	427	331
Loss on fixed asset disposal	5	3
Patent impairment loss	16	4
Remeasurement and foreign currency transaction gain	12	4
Excess and obsolete inventory related charges	234	68
BARDA deferred costs	-	(64)
Contract cost amortization	-	170
Provision for credit losses	91	202
Amortization of premium of marketable securities	(1,152)	(621)
Non-cash changes in the fair value of NQDC plan	(380)	937
Changes in operating assets and liabilities:
Trade and other receivables	(1,144)	(2,440)
BARDA receivables	(63)	456
Prepaids and other current assets	(1,723)	(295)
Inventory	(1,347)	(1,003)
Operating lease liability	(447)	(344)
Corporate-owned life insurance ("COLI") asset	(215)	(681)
Other long-term assets	(118)	(164)
Accounts payable and accrued expenses	(1,402)	747
Accrued wages and fringe benefits	(348)	(422)
Current non-qualified deferred compensation liability	755	794
Other current liabilities	91	229
Non-qualified deferred compensation plan liability	(318)	(221)
Contract liabilities	(17)	(324)
Net cash used in operations	$(33,644)	$(18,174)
Cash flows from investing activities:
Purchase of marketable securities	(5,819)	(7,633)
Maturities of marketable securities	37,200	45,388
Purchase of plant and equipment	(3,799)	(583)
Patent filing fees	(84)	(22)
Net cash provided by investing activities	$27,498	$37,150
Cash flow from financing activities:
Proceeds from exercise of stock options	694	342
Employee stock purchase plan ("ESPP") purchases	786	-
Net cash provided by financing activities	$1,480	$342
Effect of foreign exchange rate on cash and cash equivalents	-	3
Net increase/(decrease) in cash and cash equivalents	(4,666)	19,321
Cash and cash equivalents beginning of the period	$22,118	$18,164
Cash and cash equivalents end of the period	$17,452	$37,485
Supplemental Disclosure of Cash Flow Information:
Income taxes paid during the period	$19	$44
Interest paid during the period	$2,703	$11
Non-cash investing and financing activities:
Plant and equipment purchases not yet paid	$342	$115
Right-of-use-asset obtained in exchange for lease liabilities	$2,026	$-
Exercise of stock options not yet paid	$-	$490

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA MEDICAL, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. The Company

Nature of the Business

AVITA Medical, Inc. (collectively with its subsidiaries, “AVITA Medical”, “we”, “our”, “us”, or “Company”) is a commercial-stage regenerative medicine company transforming the standard of care in wound management and skin restoration with innovative devices. At the forefront of the Company's portfolio is its patented and proprietary RECELL® technology (“RECELL”). RECELL harnesses the regenerative properties of a patient’s own skin to create an autologous skin cell suspension, Spray-On Skin™ Cells, delivering a transformative solution at the point of care. This breakthrough technology serves as the catalyst for a new treatment paradigm enabling improved clinical outcomes. The Company also holds the right to market, sell, and distribute PermeaDerm®, a biosynthetic wound matrix, in the United States under the terms of an exclusive multi-year distribution agreement with Stedical Scientific, Inc. ("Stedical").

The single-use RECELL Autologous Cell Harvesting Device ("RECELL Ease-of-Use" or "RECELL EOU") is approved by the U.S. Food and Drug Administration ("FDA") for the treatment of thermal burn wounds and full-thickness skin defects, and repigmentation of stable depigmented vitiligo lesions. The Company's next-generation device, RECELL GO™ Autologous Cell Harvesting Device ("RECELL GO"), is FDA-approved to treat thermal burn wounds and full-thickness skin defects. RECELL GO introduces enhanced features that streamline the preparation of Spray-On Skin Cells and improves workflow efficiency in the operating room. It consists of two components: a multi-use, AC-powered RECELL GO Processing Device ("RPD") and a RECELL GO Preparation Kit ("RPK"). The RPK contains the single-use RECELL GO Cartridge, disaggregation head, RECELL Enzyme™, and other components. The RPD provides the control for the RPK, manages the pressure applied to disaggregate the donor skin cells, and precisely regulates the incubation times of the RECELL Enzyme and solutions to optimize cell yield and promote cell viability.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the Consolidated Financial Statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2023 filed with the SEC on February 22, 2024 and the Australian Securities Exchange ("ASX") on February 23, 2024 (the “2023 Annual Report").

Except for revenue recognition, related to the RECELL GO system, as described below, there have been no changes to the Company’s significant accounting policies as described in the 2023 Annual Report that have had a material impact on the Company’s Consolidated Financial Statements. See the summary of the Company’s significant accounting policies set forth in the notes to its Consolidated Financial Statements included in the 2023 Annual Report.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments affected by this ASU require (i) enhanced disclosures in connection with an entity's effective tax rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. These amendments are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

Use of Estimates

The preparation of the accompanying Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts (including estimate of the average selling price for PermeaDerm sales, stand-alone selling price ("SSP") for the RPD, allowance for credit losses, reserves for inventory excess and obsolescence, carrying value of long-lived assets, the useful lives of long-lived assets, accounting for marketable securities, income taxes, fair value of debt, fair value of warrants and stock-based compensation) and related disclosures. Estimates have been prepared based on the current and available information. However, actual results could differ from estimated amounts.

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

The Company’s non-operating subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period and nonmonetary assets and liabilities at historical rates. Gains and losses resulting from these remeasurements are included in earnings in the Consolidated Statement of Operations. Gains and losses for remeasurement were minimal during the three-months and six-months ended June 30, 2024 and 2023.

The Company records certain revenues and operating expenses in foreign currencies. These revenues and expenses are translated into U.S. Dollars based on the average exchange rate for the reporting period. Assets and liabilities denominated in foreign currencies are translated into U.S. Dollars at the exchange rate in effect as of the balance sheet date. For the three and six-months ended June 30, 2024, the Company incurred approximately $7,000 and $12,000 in losses included in net loss in the Consolidated Statement of Operations, respectively. For the three and six-months ended June 30, 2023 transactions gains and losses were minimal.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held at deposit institutions and cash equivalents. Cash equivalents consist primarily of money market funds. Cash equivalents also include short-term highly liquid investments with original maturities of three months or less from the date of purchase. The Company holds cash at deposit institutions in the amount of $6.6 million and $10.7 million as of June 30, 2024 and December 31, 2023, respectively. The Company does not have cash on deposit denominated in foreign currency in foreign institutions as of June 30, 2024. As of December 31, 2023, the Company had $69,000 of cash on deposit denominated in foreign currencies in foreign institutions. As of June 30, 2024 and December 31, 2023, the Company held cash equivalents in the amount of $10.8 million and $11.4 million, respectively.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, trade receivables and debt and other liabilities. As of June 30, 2024 and December 31, 2023, substantially all the Company’s cash was deposited in accounts at financial institutions, and amounts exceed federally insured limits and are subject to the risk of bank failure.

As of June 30, 2024 and December 31, 2023, no single commercial customer accounted for more than 10% of net accounts receivable or more than 10% of revenues for the three-months and six-months ended June 30, 2024 and 2023.

Revenue Recognition

The Company generates revenues primarily from the sale of:

•
RECELL EOU, RPK, and PermeaDerm products to hospitals, other treatment centers, and distributors.
•
Maintenance fee received from BARDA to ensure first right of access to our inventory. In the prior year, the Company recorded service revenue for the emergency preparedness services provided to BARDA.
•
Lease revenue for the RPD.

The Company’s sale of the RECELL EOU and PermeaDerm products are accounted for under ASC 606, Revenue from contracts with customers (“ASC 606”). Revenue for the RECELL GO system is disaggregated between two accounting standards: (1) ASC 606 for the RPK and (2) ASC 842, Leases ("ASC 842") for the RPD. Revenues from BARDA, are accounted for under ASC 606, and are included in Sales revenues within the Consolidated Statements of Operations.

To determine revenue recognition for contracts that are within the scope of ASC 606, the Company performs the following five steps:

1.
Identify the contract with a customer
2.
Identify the performance obligations
3.
Determine the transaction price
4.
Allocate the transaction price to the performance obligations
5.
Recognize revenue when/as a performance obligation(s) is(are) satisfied

In order for an arrangement to be considered a contract, it must be probable that the Company will collect the consideration to which it is entitled for goods or services to be transferred. The Company then assesses the goods or services promised within the contract to determine whether each promised good or service is a performance obligation. Performance obligations are promises in a contract to transfer a distinct good or service to the customer that (i) the customer can benefit from on its own or together with other readily available resources, and (ii) is separately identifiable from other promises in the contract.

The Company determines the transaction price based on the amount of consideration the Company expects to receive for transferring the promised goods or services in the contract. Consideration may be fixed, variable, or a combination of both. At contract inception for arrangements that include variable consideration, the Company estimates the probability and extent of consideration it expects to receive under the contract utilizing either the most likely amount method or expected amount method, whichever best estimates the amount expected to be received. The Company then considers any constraints on the variable consideration and includes in the transaction price variable consideration to the extent it is deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

When accounting for a contract that contains multiple performance obligations, the Company must develop judgmental assumptions to determine the estimated SSP for each performance obligation identified in the contract. We utilize the observable SSP when available, which represents the price charged for the promised product or service when sold separately. When the SSP for our products or services are not directly observable, we determine the SSP using relevant information available and apply suitable estimation methods including, but not limited to, the cost-plus margin approach. The Company then allocates the transaction price to each performance obligation based on the relative SSP and recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) control is transferred to the customer and the performance obligation is satisfied.

Most of the Company’s contracts have a single performance obligation. As such, the Company recognizes revenue when its customers obtain control of promised goods or services, in an amount that reflects the consideration which the Company expects to be entitled in exchange for those goods or services. Revenue is recognized net of volume discounts (variable consideration). For the Company’s contracts that have an original duration of one year or less, the Company elected the practical expedient applicable to such contracts and does not consider the time value of money. Further, because of the short duration of these contracts, the Company has not disclosed the transaction price for the remaining performance obligations as of each reporting period or when the Company expects to recognize this revenue. The Company has further applied the practical expedient to exclude sales tax in the transaction price and expense contract acquisition costs such as commissions and shipping and handling expenses as incurred.

Revenue recognition for contracts that are within the scope of ASC 606 and ASC 842

The Company enters into contracts with customers where it receives consideration for the RPK and does not receive additional consideration for the RPD. As a result, judgment and analysis are required to determine the appropriate accounting, including: (i) whether the arrangement contains an embedded lease, and if so, whether such embedded lease is a sales-type lease or an operating lease, (ii) the amount of the total consideration, as well as variable consideration, (iii) the identification of the distinct performance obligations contained within the arrangement, (iv) how the arrangement consideration should be allocated to each performance obligation when multiple performance obligations exist, including the determination of standalone selling price, and (v) when to recognize revenue on the performance obligations.

For these contracts the Company considers the guidance under ASC 842 to determine if furnishing the RPD to the customer during the period of use establishes an embedded lease. To determine if the contract contains a lease, the Company evaluates the customer’s rights and ability to control the use of the underlying equipment throughout the contract term, including any equipment substitution rights retained by the Company. As the contract conveys the right to control the use of an identified asset for a period of time, the contract was determined to contain a lease. The Company then evaluated the lease classification based on the below:

•
Pursuant to ASC 842-30, the Company will classify a lease as a sales-type lease if: (i) the lease transfers ownership of the underlying asset to the lessee by the end of the lease term, (ii) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (iii) the lease term is for the major part of the remaining economic life of the underlying asset, (iv) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all (90% or more) of the fair value of the underlying asset, or (v) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.
•
Pursuant to ASC 842-30, when none of the sales-type lease classification criteria are met, a lessor would classify the lease as a direct financing lease when both of the following criteria are met: (i) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments and/or any other third party unrelated to the lessor equals or exceeds substantially all (90% or more) of the fair value of the underlying asset and (ii) it is probable that the lessor will collect the lease payments plus any amount necessary to satisfy a residual value guarantee.
•
Pursuant to ASC 842-30, a lessor would classify a lease as an operating lease when none of the sales-type or direct financing lease classification criteria are met. Further, per ASC 842, a lessor is required to classify a lease with variable lease payments that do not depend on an index or rate as an operating lease at lease commencement if the lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria of ASC 842 and the lessor would have otherwise recognized a loss at inception.

In determining whether the lease components are related to a sales-type lease or an operating lease, the Company evaluates if the lease transfers ownership at the end of the lease term, purchase options, the lease term in relation to the economic life of the asset, if the lease payments exceed the fair value of the asset, and if the asset is of a specialized nature. The Company also evaluates if the lease results in a loss at inception. As the lease term is for the major part of the economic life, the lease meets the classification criteria for sales-type lease. However, to determine if the contract results in a loss at lease inception we evaluated the consideration in the contract. The consideration at lease commencement does not contain fixed payments, purchase options, penalty payments or residual value guarantees. The variable consideration is related to the sale of the RPK. As the variable lease payments are not dependent on an index or rate, the variable consideration is excluded from consideration at contract inception resulting in a loss at lease commencement. As such, the Company classifies the lease as an operating lease.

The contracts contain a lease component, the RPD, and a nonlease component, the RPK. The lease component will be accounted for under the ASC 842 and the nonlease component will be accounted for under ASC 606, as described above. In accordance with ASC 842, the consideration in the contract will be allocated to each separate lease component and nonlease component of the contract. The consideration is allocated to these lease and non-lease components based on the SSP (as described above for contracts with-in the scope of ASC 606). In accordance with ASC 842, variable consideration will be recognized once the sale of the RPK occurs. Consideration will be allocated to the RPD and RPK based on the SSP. Consideration related to the RPD will be recognized as Lease revenue and consideration related to the RPK will be recognized as Sales revenues in accordance with guidance in ASC 606, as described above, upon transfer of control of the product.

Assets in our lease program are reported in Plant and equipment, net on our Consolidated Balance Sheets and are depreciated over the useful life of the RPD devices 200 uses, as indicated in the Instructions for Use that were approved by the FDA, and expensed as Costs of goods sold in the Consolidated Statements of Operations. The RPD depreciation has a direct relationship to the number of RPK units sold. Based on customer usage, each purchase of an RPK unit results in a 1/200 depreciation to the RPD.

3. Marketable Securities

The following table summarizes the amortized cost and estimated fair values of securities available-for-sale:

	As of June 30, 2024
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
(in thousands)
Cash equivalents:
Money market funds	$10,841	$-	$-	$10,841
Total cash equivalents	$10,841	$-	$-	$10,841
Current marketable securities:
U.S. Treasury securities	$36,615	$-	$(11)	$36,604
Total current marketable securities	$36,615	$-	$(11)	$36,604

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
(in thousands)
Cash equivalents:
Money market funds	$8,427	$-	$-	$8,427
U.S. Treasury securities	2,992	-	-	2,992
Total cash equivalents	$11,419	$-	$-	$11,419
Current marketable securities:
U.S. Treasury securities	$65,145	$100	$(3)	$65,242
U.S. Government agency obligations	1,699	-	(2)	1,697
Total current marketable securities	$66,844	$100	$(5)	$66,939

The maturities of our available-for-sale securities are summarized in the following table using contractual maturities. Actual maturities may differ from contractual maturities due to obligations that are called or prepaid.

	As of June 30, 2024		As of December 31, 2023
(in thousands)	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Due in one year or less	$36,615	$36,604	$66,844	$66,939

Unrealized gains and losses, net of any related tax effects for available-for-sale securities are excluded from earnings and are included in other comprehensive loss and reported as a separate component of stockholders' equity until realized. Realized gains and losses on marketable securities are included in Other income, net, in the accompanying Consolidated Statements of Operations. The Company had net unrealized loss of $11,000 and an unrealized gain of $95,000 as of June 30, 2024 and December 31, 2023, respectively. The Company did not have sales of investments during the three-months and six-months ended June 30, 2024 and 2023 that resulted in realized gains or losses. As of June 30, 2024, and December 31, 2023, the Company did not recognize credit losses. The Company has accrued interest income receivable of $212,000 and $227,000 as of June 30, 2024, and December 31, 2023, respectively, in Prepaids and other current assets.

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

Level 3: Inputs are unobservable inputs for the asset or liability

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	As of June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$10,841	$-	$-	$10,841
Total cash equivalents	$10,841	$-	$-	$10,841
Current marketable securities:
U.S. Treasury securities	$-	$36,604	$-	$36,604
Total current marketable securities	$-	$36,604	$-	$36,604
Total marketable securities and cash equivalents	$10,841	$36,604	$-	$47,445
Financial liabilities:
Long-term debt	$-	$-	$40,989	$40,989
Warrant liability	-	-	1,968	$1,968
Non-qualified deferred compensation plan liability	-	3,901	-	$3,901
Total financial liabilities	$-	$3,901	$42,957	$46,858
Financial assets:
Corporate-owned life insurance policies	$-	$2,888	$-	$2,888
Total financial assets	$-	$2,888	$-	$2,888

	As of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$8,427	$-	$-	$8,427
U.S. Treasury securities	-	2,992	-	2,992
Total cash equivalents	$8,427	$2,992	$-	$11,419
Current marketable securities:
U.S. Treasury securities	$-	$65,242	$-	$65,242
U.S. Government agency obligations	-	1,697	-	1,697
Total current marketable securities	$-	$66,939	$-	$66,939
Total marketable securities and cash equivalents	$8,427	$69,931	$-	$78,358
Financial liabilities:
Long-term debt	$-	$-	$39,812	$39,812
Warrant liability	-	-	3,158	3,158
Non-qualified deferred compensation plan liability	-	3,831	-	$3,831
Total financial liabilities	$-	$3,831	$42,970	$46,801
Financial assets:
Corporate-owned life insurance policies	$-	$2,475	$-	$2,475
Total financial assets	$-	$2,475	$-	$2,475

The following table presents the summary of changes in the fair value of our Level 3 financial instruments:

	As of June 30, 2024		As of December 31, 2023
	Long-term debt	Warrant liability	Long-term debt	Warrant liability
Balance beginning of period	$39,812	$3,158	$-	$-
Fair value on issuance date			37,575	2,425
Change in fair value in earnings	1,615	(1,190)	1,616	733
Change in fair value in other comprehensive loss	(438)	-	621	-
Balance end of period, at fair value	$40,989	$1,968	$39,812	$3,158

The Company’s Level 1 assets include money market instruments and are valued based upon observable market prices. Level 2 assets consist of U.S Treasury securities and U.S. Government Agency obligations. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. The corporate-owned life insurance contracts are recorded at cash surrender value, which approximates the fair value and is categorized as Level 2. Non-qualified deferred compensation plan liability is measured at fair value based on quoted prices of identical instruments to the investment vehicles selected by the participants and it is recorded as Level 2. There were no transfers between fair value measurement levels during the periods ended June 30, 2024 and December 31, 2023.

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

As the debt is subject to net revenue requirements, the valuation of the debt was determined using MCS. The underlying metric to be simulated is the projected Trailing Twelve Month (“TTM”) revenues at each quarter end through the maturity date of October 18. 2028. Based on the simulated metric, the different levels of simulated TTM revenues may trigger different discounted cash flow scenarios in which the TTM revenues are lower than the targeted revenues per the Credit Agreement or the TTM revenues are equal to or higher than the targeted revenues per the Credit Agreement. The MCS performs 100,000 iterations of various simulated revenues to determine the fair value of the debt.

The below assumptions were used in the Monte Carlo simulation

	June 30, 2024	December 31, 2023
Risk-free interest rate	4.34%	3.81%
Revenue volatility	64.00%	64.00%
Revenue discount rate	17.11%	16.58%

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

	June 30, 2024	December 31, 2023
Price of common stock	$7.92	$13.72
Expected term	9.31 years	9.81 years
Expected volatility	54.21%	31.07%
Exercise price	$10.9847	$10.9847
Risk-free interest rate	4.31%	3.84%
Expected dividends	0.00%	0.00%

5. Revenues

The Company generates revenues primarily from the sale of:

•
RECELL Ease of Use ("EOU"), RECELL GO RPK, and PermeaDerm products to hospitals, other treatment centers, and distributors.
•
Maintenance fee received from BARDA in exchange for first right of access to our inventory. In the prior year, the Company recorded service revenues for the emergency preparedness services provided to BARDA.
•
Lease revenue for the RECELL GO RPD.

The Company’s sale of the EOU and PermeaDerm products are accounted for under ASC 606 Revenue from contracts with customers (“ASC 606”). Revenue for the RECELL GO device is disaggregated between two accounting standards: (1) ASC 606 for the RPK and (2) ASC 842 for the RPD.

RECELL GO

The RECELL GO device consists of a single-use RPK and a durable AC powered device, RPD. The Company enters into contracts with customers where it receives consideration for the single-use RPK and does not receive additional consideration for the RPD. The consideration in the contract is allocated based on the SSP. Upon sale of the RPK the consideration is allocated to the lease and nonlease components. Consideration received for the RPK is recorded in Sales revenues in the Consolidated Statement of Operations and consideration for the lease is recorded in Lease revenue in the Consolidated Statement of Operations. During the three and six-months ended June 30, 2024, the Company recorded approximately $613,000 in Sales revenue related to the RPK and $12,000 related to Lease revenue in the Consolidated Statement of Operations, respectively.

Distributor Transactions

For international markets, the Company exclusively partners with third-party distributors (currently, COSMOTEC in Japan, and PolyMedics Innovation GmbH, in Germany). Revenue recognition occurs when the distributors obtain control of the product. The terms of sales transactions through distributors are generally consistent with the terms of direct sales to customers and do not contain return rights. These transactions are accounted for in accordance with the Company’s revenue recognition policy described in Note 2, Summary of Significant Accounting Policies in our Consolidated Financial Statements.

PermeaDerm Sales

As provided in the Stedical Scientific Distribution Agreement, the Company’s gross margin from the sale of PermeaDerm is 50% of the average sales price ("ASP"). The Company and Stedical share the gross revenue from the sale of the products evenly at 50% of ASP. The Company recognizes revenue when the customer obtains control of promised goods, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods.

Remaining Performance Obligations

Contract liabilities are calculated as the dollar value of the remaining performance obligations on executed contracts and primarily relate to COSMOTEC and other customers. The estimated revenue expected to be recognized in the future once the performance obligation is satisfied under the Company’s existing customer agreements is $545,000 and $390,000 as of June 30, 2024 and December 31, 2023, respectively. These amounts are classified between current and long-term in Other current liabilities and Contract liabilities in the Consolidated Balance Sheets. For current balances refer to Note 11 of our Consolidated Financial Statements.

Contract Assets and Contract Liabilities

Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance for which the Company does not have the right to payment. As of June 30, 2024 and December 31, 2023, the Company does not have any contract assets.

Contract liabilities are recorded when the Company receives payment prior to satisfying its obligation to transfer goods to a customer. Contract liability balance primarily relates to unsatisfied performance obligation with COSMOTEC of $374,000 and $390,000 as of June 30, 2024 and December 31, 2023, respectively. This balance is classified between current and long-term. As of June 30, 2024 and December 31, 2023, a total of $34,000 and $33,000, respectively, was included in Other current liabilities and

$340,000 and $357,000, respectively, in Contract liabilities in the Consolidated Balance Sheets. The Company has an additional $171,000 and zero, as of June 30, 2024 and December 31, 2023, respectively, in current contract liabilities not related to COSMOTEC. This balance will be recognized during the third quarter when the performance obligation is satisfied.

The Company recognized approximately $8,000 and $17,000 of revenue from COSMOTEC for amounts included in the beginning balance of Contract liabilities for the three-months and six-months ended June 30, 2024 and 2023, respectively.

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers into geographical regions, by customer type and by product. As noted in the segment footnote, the Company’s business consists of one reporting segment. A reconciliation of revenue by geographical region, customer type and product are provided in Note 12 of our Consolidated Financial Statements.

6. Long-term debt

On October 18, 2023 (the “Closing Date”) the Company entered into a credit agreement, by and between the Company, as borrower, and an affiliate of OrbiMed Advisors, LLC (the “Lender”) as the lender and administrative agent (the "Credit Agreement") . The Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $90.0 million, of which (i) $40.0 million was made available on the Closing Date (the “Initial Commitment Amount”), (ii) $25.0 million is available, at the Company’s discretion, on or prior to December 31, 2024, subject to certain net revenue requirements, and (iii) $25.0 million is available, at the Company’s discretion, on or prior to June 30, 2025, subject to certain net revenue requirements. The maturity date of the agreement is October 18, 2028 (the "Maturity Date"). On the Closing Date, the Company closed on the Initial Commitment Amount of $40.0 million, less certain fees and expenses payable to or on behalf of the Lender. The Company received net proceeds of $38.8 million upon closing after deducting the Lender's transaction costs in connection with the issuance.

All obligations under the Credit Agreement are guaranteed by all of the Company’s wholly owned subsidiaries (subject to certain exceptions) and secured by substantially all of the Company's and each guarantor's assets. The loan will be due in full on the Maturity Date unless the Company elects to repay the principal amount at any time prior to the Maturity Date. Upon prepayment, the Company will owe the applicable repayment premium and exit fee of 3% on the principal amount of the loans. The repayment premium varies between 0.0% - 3.0%, depending on certain conditions that are defined in the Credit Agreement. The repayment premium incorporates the make-whole amount. The make-whole amount represents the remaining scheduled interest payments on the loan during the period commencing on the prepayment date through the 24-month anniversary of the Closing Date. The Credit Agreement further states that the Company will be required to repay the principal amount of the loans if the Company does not achieve certain net revenue thresholds. If, for any quarter until the maturity date, the Company’s net revenue does not equal or exceed the applicable trailing 12-month amount as set forth in the Credit Agreement, then the Company shall repay in equal quarterly installments equal to 5.0% of the outstanding principal amount of the loan on the date the net revenue amount was not satisfied, together with a repayment premium and exit fee. The Company shall repay amounts outstanding in full immediately upon an acceleration as a result of an event of default as set forth in the Credit Agreement, together with a repayment premium and other fees. As of June 30, 2024, the Company has not made any repayments on the outstanding debt balance.

During the term of the Credit Agreement, interest payable in cash by the Company shall accrue on any outstanding debt at a rate per annum equal to the greater of (x) the SOFR rate for such period and (y) 4.00% plus, in either case, 8.00%. As of June 30, 2024, the interest rate was 13.33%. During an event of default, any outstanding amount will bear interest at a rate of 4.00% in excess of the otherwise applicable rate of interest. The Company will pay certain fees with respect to the Credit Agreement, including an upfront fee, an unused fee on the undrawn portion of the Loan Facility, an administration fee, a repayment premium and an exit fee, as well as certain other fees and expenses of the Lender. The undrawn fee accrues at 0.5% of the undrawn balance and it is recorded as an asset in the Consolidated Balance Sheets.

The Credit Agreement contains certain customary events of default, including with respect to nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; material defaults on other indebtedness; bankruptcy and insolvency events; material monetary judgments; loss of certain key permits, persons and contracts; material adverse effects; certain regulatory matters; and any change of control. As of June 30, 2024, the Company was in compliance with all financial covenants in the Credit Agreement.

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

As permitted under ASC 825, Financial Instruments, the Company elected the fair value option to record the long-term debt and warrant with changes in fair value recorded in the Consolidated Statements of Operations in Other income, net. Changes related to instrument-specific credit risk are revalued by comparing the amount of the total change in fair value of the long-term debt to the amount of change in fair value that would have occurred if the Company’s credit spread had not changed between the reporting periods, and is recorded in other comprehensive income in the Consolidated Balance Sheet. The difference between the fair value of the long-term debt and the unpaid principal balance of $40.0 million is an additional liability of $989,000 and reduction to the liability of $188,000 as of June 30, 2024 and December 31, 2023, respectively. For changes in fair value refer to Note 4 of our Consolidated Financial Statements.

7. Leases

During January 2024 and April 2024, the Company modified the lease agreement of the Ventura production facility to extend the lease term. The modifications resulted in an aggregate increase of approximately $2.1 million to the operating lease ROU assets and operating lease liabilities. There was no impact on earnings as a result of the lease modification.

The following table sets forth the Company’s operating lease expenses which are included in operating expenses in the Consolidated Statements of Operations (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating lease cost	$298	$197	$594	$395
Variable lease cost	36	13	71	26
Total lease cost	$334	$210	$665	$421

Supplemental cash flow information related to operating leases for the three-months and six-months ended June 30, 2024 and 2023 (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$293	$205	$587	$410

Supplemental balance sheet information, as of June 30, 2024 and December 31, 2023, related to operating leases was as follows (in thousands, except for operating lease weighted average remaining lease term and operating lease weighted average discount rate):

	As of
	June 30, 2024	December 31, 2023
Reported as:
Operating lease right-of-use assets	$3,938	$2,440
Total right-of-use assets	$3,938	$2,440
Other current liabilities:
Operating lease liabilities, short-term	$820	$895
Operating lease liabilities, long term	3,281	1,702
Total operating lease liabilities	$4,101	$2,597
Operating lease weighted average remaining lease term (years)	4.77	3.31
Operating lease weighted average discount rate	9.69%	8.75%

As of June 30, 2024, maturities of the Company’s operating lease liabilities are as follows (in thousands):

Operating Leases
Remainder of 2024	$598
2025	1,165
2026	1,125
2027	773
2028	658
Thereafter	853
Total lease payments	5,172
Less imputed interest	(1,071)
Total operating lease liabilities	$4,101

As of June 30, 2024, there were no leases entered into that had not yet commenced.

Lessor Arrangements

As discussed in Note 5 of our Consolidated Financial Statements, the contracts for the RECELL GO device include an operating lease for the customer’s right to use the RPD. The lease is recorded as an operating lease. The RPD is provided to the customer for no additional consideration. The variable consideration related to the lease is allocated based on the SPP and it is recognized upon purchase of the RPK.

The table below summarizes the Company's lease revenues as presented in the Consolidated Statement of Operations for the three and six-months ended June 30, 2024 and 2023. The lease arrangement does not contain fixed consideration. Variable lease payments are not included in consideration at lease inception.

Three and Six-Months Ended
(in thousands)	June 30, 2024
Variable lease revenue	$12

Assets held for lease and included in property and equipment consisted of the following (in thousands):

As of
June 30, 2024
Rental RPD assets	$222
Accumulated depreciation	(2)
Net rental RPD assets	$220

8. Inventory

The composition of the inventory is as follows (in thousands):

	As of
	June 30, 2024	December 31, 2023
Raw materials	$2,760	$3,683
Work in process	433	878
Finished goods	3,516	1,035
Total inventory	$6,709	$5,596

The Company values its inventories to reflect the lower of cost or net realizable value. Charges for estimated excess and obsolescence are recorded in Cost of sales in the Consolidated Statements of Operations and were $151,000 and $2,000 for the three-months ended June 30, 2024 and 2023, respectively, and $234,000 and $68,000 for the six-months ended June 30, 2024 and 2023, respectively. The inventory balance as of June 30, 2024, includes inventory purchased from Stedical for the sales of PermeaDerm.

9. Intangible Assets

The composition of intangible assets, net is as follows (in thousands):

		As of June 30, 2024			As of December 31, 2023
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Carry Amount	Gross Amount	Accumulated Amortization	Net Carry Amount
Patent 1	3	$-	$-	$-	$17	$(17)	$-
Patent 2	13	136	(40)	96	141	(39)	102
Patent 3	14	206	(61)	145	206	(54)	152
Patent 5	19	108	(14)	94	99	(11)	88
Patent 6	19	62	(8)	54	56	(6)	50
Patent 7	13	-	-	-	2	-	2
Patent 8	18	37	(2)	35	29	(1)	28
Patent 9	3	82	(15)	67	3	-	3
Patent 10	19	-	-	-	3	-	3
Patent 11	19	-	-	-	6	(1)	5
Trademarks	Indefinite	54	-	54	54	-	54
Total intangible assets		$685	$(140)	$545	$616	$(129)	$487

For the three-months and six-months ended June 30, 2024 and 2023 the Company recorded an impairment charge for patents of approximately $16,000 and $4,000, respectively, in General and administrative expenses in the Consolidated Statement of Operations. Amortization expense of intangibles included in the Consolidated Statements of Operations was $17,000 and $8,000 for the three-months ended June 30, 2024 and 2023, respectively, and $34,000 and $17,000 for the six-months ended June 30, 2024 and 2023, respectively.

The Company expects the future amortization of amortizable intangible assets held at June 30, 2024 to be as follows (in thousands):

Estimated Amortization Expense
Remainder of 2024	$37
2025	73
2026	52
2027	38
2028	38
Thereafter	253
Total	$491

10. Plant and Equipment

The composition of plant and equipment, net is as follows (in thousands):

		As of
	Useful Lives	June 30, 2024	December 31, 2023
Computer equipment	3 - 5 years	$1,326	$984
Computer software	3 years	836	840
Construction in progress		4,590	87
Furniture and fixtures	7 years	847	824
Laboratory and other equipment	3 - 5 years	930	769
Leasehold improvements	Lesser of life or lease term	367	367
RECELL moulds	5 years	447	438
RECELL GO RPD	200 uses	232	-
Operating lease assets - RPD	200 uses	222	-
Less: accumulated amortization and depreciation		(2,773)	(2,432)
Total plant and equipment, net		$7,024	$1,877

Construction in progress consists primarily of leasehold improvements for the renovations to the Ventura production facility and materials for the manufacture of the RECELL GO RPDs. Operating lease assets have a useful life of 200 uses and are being amortized based on customer usage as determined by orders placed for the sales of RPK units. RECELL GO RPD represents assets available to be leased by customers.

Depreciation expense related to plant and equipment was $187,000 and $137,000 for the three-months ended June 30, 2024 and 2023, respectively, and $373,000 and $264,000 for the six-months ended June 30, 2024 and 2023, respectively. During the three-months and six-months ended June 30, 2024, the Company recorded an impairment of fixed assets of approximately $5,000. During the three-months and six-months ended June 30, 2023, the Company recorded an impairment of fixed assets of approximately $3,000. Amounts are recorded in General and administrative expenses in the Consolidated Statement of Operations.

11. Other Current and Long-Term Assets and Liabilities

Prepaids and other current assets consisted of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Prepaid expenses	$2,159	$1,376
Amounts due from Stedical	979	-
Accrued investment income	212	227
Lease deposits	24	38
Other receivables	8	18
Total prepaids and other current assets	$3,382	$1,659

Prepaid expenses primarily consist of prepaid benefits and insurance.

Other long-term assets consisted of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Long-term lease deposits	$175	$155
Long-term prepaids	119	148
Other long-term assets	179	52
Total other long-term assets	$473	$355

Other current liabilities consisted of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Operating lease liability	$820	$895
Deferred revenue	205	33
Other current liabilities	230	338
Total other current liabilities	$1,255	$1,266

12. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. Long-lived assets are primarily located in the United States as of June 30, 2024, and December 31, 2023.

Revenue by region for the three-months and six-months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue by region:
United States	$14,582	$10,992	$25,114	$20,417
Japan	389	708	850	1,729
European Union	103	-	155	-
Australia	61	33	78	95
United Kingdom	60	20	102	62
Total	$15,195	$11,753	$26,299	$22,303

Revenue by customer type for the three-months and six-months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue by customer type:
Commercial sales	$15,131	$11,686	$26,199	$22,143
Deferred commercial revenue recognized	8	-	17	-
BARDA services for emergency preparedness	-	67	-	160
BARDA revenue for right of first access	56	-	83	-
Total	$15,195	$11,753	$26,299	$22,303

Commercial revenue by product for the three-months and six-months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Commercial revenue by product:
RECELL	$14,791	$11,686	$25,752	$22,143
Other wound care products	328	-	435	-
Lease revenue	12	-	12	-
Total commercial sales	$15,131	$11,686	$26,199	$22,143

Cost of sales by customer type for the three-months and six-months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Cost of sales:
Commercial cost	$2,111	$2,108	$3,624	$3,724
BARDA:
Product cost	-	11	-	(23)
Emergency preparedness service cost	-	85	-	170
Total	$2,111	$2,204	$3,624	$3,871

13. Commitments and Contingencies

The Company is subject to certain contingencies arising in the ordinary course of business. The Company records accruals for these contingencies to the extent that a loss is both probable and reasonably estimable. If some amount within a range of loss appears more likely than any other amount within the range, that amount is accrued. Alternatively, when no amount within a range of loss appears to be a better estimate than any other amount, the lowest amount in the range is accrued. The Company expenses legal costs associated with loss contingencies as incurred. As of June 30, 2024 and December 31, 2023, the Company did not have any outstanding or threatened litigation that would have a material impact on the financial statements.

Minimum Purchase Commitments with Stedical

The Company is subject to minimum purchase of PermeaDerm product for the initial term of five years. For 2024, the Company has an obligation to purchase a minimum of $5.0 million of inventory from Stedical. For the three and six-months ended June 30, 2024, the Company has purchased $2.6 million in inventory with another $2.4 million of inventory remaining to be purchased. This obligation is not recorded in the Company's Consolidated Balance Sheets. For the first three years of the agreement, the minimum purchase should increase annually by an amount equal to the percentage growth in the Company's annual US based revenues excluding PermeaDerm revenue, or a minimum increase of at least 20% over the prior year purchase commitment. After the third year, the minimum purchase obligation shall increase annually by an amount equal to the percentage growth of the Company's annual U.S.-based revenues excluding PermeaDerm sales. The minimum purchase obligation should never decrease from the previous year.

14. Common and Preferred Stock

The Company’s CHESS Depositary Interests (“CDIs”) are quoted on the ASX under the ticker code, “AVH.” The Company’s shares of Common Stock are quoted on the Nasdaq Capital Market (“Nasdaq”) under the ticker code, “RCEL”. One share of Common Stock on Nasdaq is equivalent to five CDIs on the ASX.

The Company is authorized to issue 200,000,000 shares of Common Stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. As of June 30, 2024, and December 31, 2023, 25,949,906 and 25,682,078 shares of Common Stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding during any period.

15. Stock-Based Payment Plans

Stock-Based Payment Expenses

Stock-based payment transactions are recognized as compensation expense based on the fair value of the instrument on the date of grant. The Company uses the graded-vesting method to recognize compensation expense. Compensation cost is reduced for forfeitures as they occur in accordance with ASU 2016-09, Simplifying the Accounting for Share-Based Payment. No income tax benefit was recognized in the Consolidated Statements of Operations for stock-based payment arrangements for the three-months and six-months ended June 30, 2024 and 2023.

The Company has included stock-based compensation expense for all equity awards and the ESPP as part of operating expenses in the accompanying Consolidated Statements of Operations as follows:

	Three-Months Ended		Six-Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Sales and marketing expenses	$1,461	$76	$1,988	$401
General and administrative expenses	2,068	818	3,729	2,908
Research and development expenses	498	249	901	474
Total	$4,027	$1,143	$6,618	$3,783

A summary of share option activity as of June 30, 2024, and changes during the period ended is presented below:

	Service Only Share Options	Performance Based Share Options	Total Share Options
Outstanding shares at December 31, 2023	2,397,571	292,587	2,690,158
Granted	1,549,158	-	1,549,158
Exercised	(96,928)	(20,729)	(117,657)
Expired	(63,868)	(49,012)	(112,880)
Forfeited	(159,918)	(5,832)	(165,750)
Outstanding shares at June 30, 2024	3,626,015	217,014	3,843,029
Exercisable at June 30, 2024	1,186,820	187,040	1,373,860
Vested and expected to vest - June 30, 2024	3,626,015	217,014	3,843,029

A summary of the status of the Company’s unvested RSUs as of June 30, 2024, and changes that occurred during the period is presented below:

Unvested Shares	Tenure-Based RSUs	Performance Condition RSUs	Total RSUs
Unvested RSUs outstanding at December 31, 2023	207,112	28,020	235,132
Granted	55,200	-	55,200
Vested	(52,166)	(1,752)	(53,918)
Forfeited	(18,600)	(3,504)	(22,104)
Unvested RSUs outstanding at June 30, 2024	191,546	22,764	214,310

Employee Stock Purchase Plan

In June 2023, the stockholders approved the ESPP, which became effective on July 1, 2023. On June 30, 2023, the Company filed a Registration Statement on Form S-8 to register 1,000,000 shares of Common Stock under the ESPP, as a result of the Company’s stockholders approving the ESPP at the 2023 Annual Meeting. The ESPP features two six-month offering periods per year, running from June 1 to November 30 and December 1 to May 31.

During the three and six-months ended June 30, 2024, the Company recorded $233,000 and $418,000, in ESPP expense, respectively. During the three-months and six-months ended June 30, 2023, the Company did not have any ESPP expense. The Company had $135,000 and $122,000 in accrued payroll contributions as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, the Company had 831,428 shares remaining to be issued under the plan.

16. Income Taxes

Tax expense for the three-months ended June 30, 2024 and 2023 was $33,000 and $13,000, respectively. Tax expense for the six-months ended June 30, 2024 and 2023 was $63,000 and $43,000, respectively. These amounts are related to state minimum taxes.

17. Net Loss per Share

The following is a reconciliation of the basic and diluted loss per share computations:

	Three-Months Ended		Six-Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
(in thousands, except per share amounts)
Net loss	$(15,393)	$(10,384)	$(34,051)	$(19,604)
Weighted-average common shares—outstanding, basic and diluted	25,760	25,240	25,699	25,221
Net loss per common share, basic and diluted	$(0.60)	$(0.41)	$(1.32)	$(0.78)

	Three-Months Ended		Six-Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Anti-dilutive shares excluded from diluted net loss per common share:
Stock options	3,843,029	2,675,458	3,843,029	2,675,458
Restricted stock units	214,310	371,368	214,310	378,541
ESPP	100,895	-	100,895	-
Warrants	409,661	-	409,661	-

The Company’s basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the relevant period. In accordance with ASC 710-10, Compensation - General, 93,845 shares of Common Stock held by the rabbi trust are excluded from the denominator in the basic and diluted net loss per common share calculations. For details on shares of common stock held by the rabbi trust refer to Note 18 of our Consolidated Financial Statements. For the purposes of the calculation of diluted net loss per share, options to purchase common stock, restricted stock units and unvested shares of common stock issued upon the early exercise of stock options have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. Because the Company has reported a net loss for the three-months and six-months ended June 30, 2024 and 2023, diluted net loss per common share is the same as the basic net loss per share for those periods.

18. Retirement Plans

The Company offers a 401(k) retirement savings plan (the “401(k) Plan”) for its employees, including its executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code of 1986, as amended, allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. The Company matches contributions to the 401(k) Plan based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. The Company will match up to 6% of an employee’s compensation that the employee contributes to his or her 401(k) Plan account up to the maximum allowable. The Company's total matching contributions to the 401(k) Plan were $518,000 and $249,000 for the three-months ended June 30, 2024 and 2023, respectively, and $1.4 million and $671,000 for the six-months ended June 30, 2024 and 2023, respectively.

Non-Qualified Deferred Compensation Plan

The Company’s NQDC plan, which became effective in October 2021 allows for eligible management and highly compensated key employees to elect to defer a portion of their salary, bonus, commissions and RSU awards to later years. Cash deferrals are immediately vested and are subject to investment risk and a risk of forfeiture under certain circumstances. RSU deferrals are subject to the vesting conditions of the award. Once RSUs vest, subject to a six-month and one day holding period, employees are allowed to diversify the common stock into other investment options offered by the plan. For cash deferrals, the Company matches 4% to 6% (depending on level) of employee contributions. These matching employer contributions are vested over a two-year period with 25% vesting on year one and 75% vesting on year two for employees under 55 years of age. Employer contributions for employees over 55 years of age are immediately vested. Employer contributions to the NQDC Plan were $33,000 and $39,000 for the three-months ended June 30, 2024 and 2023, respectively and $67,000 and $80,000 for the six-months ended June 30, 2024 and 2023, respectively. The Company’s deferred compensation plan liability was $3.9 million and $3.8 million as of June 30, 2024 and December 31, 2023, respectively. These liabilities are split between current and long term on the Consolidated Balance Sheets. As of June 30, 2024, $753,000 is included in Current non-qualified deferred compensation liability and $3.1 million in the long term non-qualified deferred compensation liability. As of December 31, 2023, $168,000 is included in Current non-qualified deferred compensation liability and $3.7 million in the long-term non-qualified deferred compensation liability. During the three-months ended June 30, 2024, the Company did not have distributions from the deferred compensation liability. For the six-months ended June 30, 2024, the Company had distributions of approximately $215,000 in the deferred compensation liability for terminated employees.

During the three-months and six-months ended June 30, 2023, the Company had a distribution of approximately $82,000 for a terminated employee.

The Company established a COLI to fund the NQDC Plan. Amounts in the COLI are invested across a number of funds. The securities are carried at the cash surrender value on the Consolidated Balance Sheets. The Company records investment gains and losses of the COLI as Other income net. Refer to Note 4 of our Consolidated Financial Statements for the fair values of the COLI policies and the NQDC liability.

Rabbi Trust

During April 2022, the Company established a rabbi trust to hold the assets of the NQDC Plan. The rabbi trust holds the COLI asset and the Common stock from deferred RSU awards that have vested. The NQDC Plan permits diversification of fully vested shares into other equity securities subject to a six-month and one day holding period. In accordance with ASR 268, Redeemable Preferred Stock, and ASC 718, Compensation — Stock Compensation, prior to vesting, the deferred share awards are classified as an equity instrument and changes in fair value of the amount owed to the participant are not recognized. The redemption amounts of the deferred awards are based on the vested percentage and are recorded outside of permanent equity as Non-qualified deferred compensation share awards on the Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, a total of 101,526 and 81,052, shares awards have been deferred, respectively. Vested shares are converted to Common stock and are reclassified to permanent equity. Common stock held in the rabbi trust is classified in a manner similar to treasury stock and presented separately on the Consolidated Balance Sheets as Common stock held by the NQDC Plan. As of June 30, 2024 and December 31, 2023 a total of 93,845 and 99,106 shares were held in the rabbi trust at the redemption value of $1.0 million and $1.1 million, respectively.

The following table summarizes the Non-qualified deferred compensation plan share award activity as of June 30, 2024 and December 31, 2023 (in thousands):

	As of
(in thousands)	June 30, 2024	December 31, 2023
Non-qualified deferred compensation share awards:
Balance at beginning of period	$693	$557
Stock-based compensation expense	55	518
Change in redemption value	(272)	1,019
Vesting of share awards held by NDQC	(78)	(1,401)
Ending Balance	$398	$693

19. Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that except as disclosed below, no events have occurred that would require adjustment to, or disclosures in, the Consolidated Financial Statements.

On July 31, 2024, the Company entered into a multi-year exclusive development and distribution agreement with Collagen Matrix, Inc. dba Regenity Biosciences to market, sell, and distribute a collagen-based dermal scaffold under our private label in the U.S., with the potential to commercialize the product in countries in the European Union, as well as in Japan and Australia. The initial term of the agreement is five years, with an automatic extension of an additional five years, contingent upon meeting certain criteria. Under the terms of the agreement, the Company will make a $2.0 million payment upon receipt of 510(k) clearance by Regenity. The Company has a further obligation to make up to an additional $3.0 million payment on or before January 4, 2026 to guarantee manufacturing capacity, contingent on positive results of the clinical studies related to the new dermal scaffold.

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

Please see “Special Statement Regarding Forward-Looking Statements” on page 3.

Overview

AVITA Medical, Inc. ("we", "our", "us") is a commercial-stage regenerative medicine company transforming the standard of care in wound care management and skin restoration with innovative devices. At the forefront of our portfolio is our patented and proprietary RECELL® System (“RECELL System” or “RECELL”), approved by the U.S. Food & Drug Administration (“FDA”) for the treatment of thermal burn wounds and full-thickness skin defects, and for repigmentation of stable depigmented vitiligo lesions. RECELL harnesses the regenerative properties of a patient’s own skin to create an autologous skin cell suspension, Spray-On Skin™ Cells, delivering a transformative solution at the point of care. This breakthrough technology serves as the catalyst for a new treatment paradigm enabling improved clinical outcomes. As of this January, we also hold the right to market, sell, and distribute PermeaDerm®, a biosynthetic wound matrix, in the United States under the terms of an exclusive multi-year distribution agreement with Stedical Scientific, Inc. ("Stedical").

The single-use RECELL Autologous Cell Harvesting Device ("RECELL Ease-of-Use" or "RECELL EOU") is approved by the FDA for the treatment of thermal burn wounds and full-thickness skin defects, and repigmentation of stable depigmented vitiligo lesions. Our next-generation device, RECELL GO™ Autologous Cell Harvesting Device ("RECELL GO"), is FDA-approved to treat thermal burn wounds and full-thickness skin defects. RECELL GO introduces enhanced features that streamline the preparation of Spray-On Skin Cells and improves workflow efficiency in the operating room. It consists of two components: the RECELL GO Processing Device ("RPD") and the RECELL GO Preparation Kit ("RPK"). The RPD is a multi-use, AC-powered device that controls the RPK. The RPK is a single-use cartridge that contains the RECELL Enzyme™. The RPD regulates the pressure applied to disaggregate the cells and precisely controls the incubation time of the RECELL Enzyme to optimize cell yield and promote cell viability.

We are focused on becoming the leading provider of regenerative medicine addressing unmet medical needs in burn injuries, full-thickness skin defects, and in-skin repigmentation, such as vitiligo. We will continue to drive commercial revenue growth to generate positive cash flow and achieve operating profit. To achieve these objectives, we intend to:

•
Become the standard of care in the U.S. burn care market by increasing penetration and adoption in burn centers with our recently FDA-approved RECELL GO
•
Expand adoption of RECELL technology for the treatment of full-thickness skin defects in the U.S. with RECELL GO
•
Launch RECELL GO mini, which is designed to address smaller wounds, following FDA approval
•
Expand our global presence within the European Union and Australia through the exclusive use of third-party distributors

•
Continue to grow commercial activities in Japan through our partnership with COSMOTEC Company, Ltd ("COSMOTEC") by leveraging our current Pharmaceuticals and Medical Devices Act (“PMDA”) approval for RECELL with an indication in burns
•
Continue to pursue business development opportunities that are complementary to our core RECELL technology and/or our targeted markets, such as our exclusive distribution agreement with Stedical Scientific, Inc.
•
Submit the six-month data and manuscript from the post-market study, TONE, and the health care economics study, both related to our vitiligo initiative by the end of the fourth quarter

Business Environment and Current Trends

The macroeconomic environment may have unexpected adverse effects on businesses and healthcare institutions globally that may continue to negatively impact our consolidated operating results. There remains significant uncertainty in the current macroeconomic environment due to factors including supply chain shortages, increased cost of healthcare, changes to inflation rates, a competitive and tight labor market, and other related global economic conditions and geopolitical conditions. If these conditions continue or worsen, they could adversely impact our future operating results.

Changes in reimbursement rates by third party payors may place additional financial pressure on hospitals and the broader healthcare system. Healthcare institutions may take actions to mitigate any persistent pressures on their budgets and such actions could impact the future demand for our products. Geopolitical conditions may also impact our operations. Although we do not have operations in Russia, Ukraine or in the Middle East, the continuation of the military conflicts in these regions and/or an escalation of the conflicts beyond their current scope may further weaken the global economy that could result in additional inflationary pressures or supply chain constraints.

Recent Developments

On January 10, 2024, we entered into an exclusive multi-year distribution agreement with Stedical Scientific, Inc. (“Stedical”) to commercialize PermeaDerm® Biosynthetic Wound Matrix in the United States ("PermeaDerm"). PermeaDerm is cleared by the FDA as a transparent matrix for use in the treatment of a variety of wound types until healing is achieved. Under the terms of the agreement, we hold the exclusive rights to market, sell, and distribute PermeaDerm products, including any future enhancements or modifications, within the United States. The initial term is for five years, with the option to renew for an additional five years, contingent upon meeting certain minimum requirements.

On January 31, 2024 we entered into an exclusive distribution agreement with Fidelis Sustainability Distribution, LLC ("Fidelis"). As part of the agreement, the Company appointed Fidelis as the exclusive distributor of RECELL products in the U.S. government healthcare facilities such as the facilities operated by Veteran Affairs and the Department of Defense.

On February 16, 2024, we amended our contract with BARDA (dated September 29, 2015), to extend the term through September 28, 2025. Under the modified contract, BARDA will have access to our RECELL inventory in the event of a national emergency. In the case of a national emergency, BARDA will pay for RECELL devices at a reduced price for the first 1,000 units and will then pay retail price for any additional units. No additional inventory build will be required as part of this modification as we have sufficient inventory in stock to fulfill this requirement. BARDA will pay us approximately $333,000 in maintenance fees over the term of the contract to ensure its first right of access to our RECELL inventory.

On May 29, 2024, the FDA approved our premarket approval ("PMA") supplement for RECELL GO, our next generation autologous cell harvesting device, to treat thermal burn wounds and full-thickness skin defects. Following this approval, we shipped the first RECELL GO order on May 30, 2024, to accommodate the first case for its use on May 31, 2024.

On June 28, 2024, we submitted a PMA supplement for RECELL GO mini, which is designed to address small wounds up to 480 cm2. This version retains the same multi-use processing units as RECELL GO but features a smaller cartridge designed for the smaller donor skin samples needed for smaller wounds. This submission maintains the FDA Breakthrough Device designation from predecessor devices, providing a prioritized 180-day review period.

On July 31, 2024, we entered into a multi-year exclusive development and distribution agreement with Collagen Matrix, Inc. dba Regenity Biosciences to market, sell, and distribute a collagen-based dermal scaffold under our private label in the U.S., with the potential to commercialize the product in countries in the European Union, as well as in Japan and Australia.

Results of Operations for the three-months ended June 30, 2024 compared to the three-months ended June 30, 2023.

The table below summarizes the results of our operations for each of the periods presented (in thousands).

	Three-Months Ended		$	%
Statement of Operations Data:	June 30, 2024	June 30, 2023	Change	Change
Sales revenue	$15,183	$11,753	3,430	29.2%
Lease revenue	12	-	12	100.0%
Total revenues	15,195	11,753	3,442	29.3%
Cost of sales	(2,111)	(2,204)	93	4.2%
Gross profit	13,084	9,549	3,535	37.0%
BARDA income	-	530	(530)	(100.0)%
Operating expenses:
Sales and marketing	(16,302)	(10,003)	(6,299)	(63.0)%
General and administrative	(7,519)	(6,165)	(1,354)	(22.0)%
Research and development	(4,887)	(5,076)	189	3.7%
Total operating expenses	(28,708)	(21,244)	(7,464)	(35.1)%
Operating loss	(15,624)	(11,165)	(4,459)	(39.9)%
Interest expense	(1,347)	(7)	(1,340)	nm
Other income, net	1,611	801	810	101.1%
Loss before income taxes	(15,360)	(10,371)	(4,989)	(48.1)%
Income tax expense	(33)	(13)	(20)	nm
Net loss	$(15,393)	$(10,384)	(5,009)	(48.2)%

*nm = not meaningful

Total revenues increased by 29.3%, or $3.4 million, to $15.2 million, compared to $11.8 million in the same period in the prior year. Our commercial revenue was $15.1 million in the three-months ended June 30, 2024, an increase of $3.4 million, or 29.5%, compared to $11.7 million in the corresponding period in the prior year. The growth in commercial revenues was largely driven by deeper penetration within customer accounts and new accounts for full-thickness skin defects.

Gross profit margin was 86.2% compared to 81.2% in the corresponding period in the prior year. This was largely driven by increases in both revenues and the volume of production.

BARDA income decreased to zero, compared to $0.5 million in the corresponding period in the prior year due to ending of reimbursable clinical trials. BARDA income in the prior year consisted of funding from the Biomedical Advanced Research and Development Authority, under the Assistant Secretary for Preparedness and Response, within the U.S. Department of Health and Human Services, under ongoing USG Contract No. HHSO100201500028C.

Total operating expenses increased by 35.1% or $7.5 million to $28.7 million, compared with $21.2 million in the corresponding period in the prior year.

Sales and marketing expenses increased by 63.0%, or $6.3 million, to $16.3 million, compared to $10.0 million in the corresponding period in the prior year. Higher costs in the current year are due to an increase in salaries and benefits of approximately $2.7 million, commissions expense of $2.1 million, and stock-based compensation expense of $1.2 million, plus $0.3 million in other selling expenses. The increase in salaries and benefits is due to the expansion of the sales force to support our growing commercial capabilities. Higher commissions were directly associated with the increase in revenues. The increase stock-based compensation is due to additional grants related to the expansion of the sales force.

General and administrative expenses increased by 22.0%, or $1.4 million, to $7.5 million, compared to $6.2 million in the same period in the prior year. The increase was attributable to an increase in stock-based compensation of $1.2 million, an increase in severance benefits of $0.8 million, and an increase in salaries and benefits of $0.3 million, this increase was partially offset by lower deferred compensation expenses of $0.8 million and lower professional fees of $0.1 million. The increase in stock-based compensation and salaries and benefits are primarily attributable to headcount growth to support the expansion of our business. The increased severance payments of $0.8 million is due to termination payments for a former executive. The decrease in deferred compensation expense of $0.8 million is driven by lower stock price used to calculate the deferred compensation liability for the deferred restricted stock awards. The decrease in professional fees of $0.1 million is primarily due to the decrease in proxy related fees and lower legal fees incurred than what were incurred in the prior year.

Research and development expenses decreased by 3.7%, or $0.2 million, to $4.9 million, compared to $5.1 million in the same period in the prior year. The decrease in professional fees and development expenses of approximately $1.4 million is due to higher expenses in the prior period related to RECELL GO and full-thickness skin defects offset by an increase in salaries and benefits of approximately $1.0 million and stock-based compensation of approximately $0.2 million, due to the increase in headcount resulting from the deployment of a team of Medical Science Liaisons.

Interest expense increased approximately $1.3 million in comparison to the same period in the prior year due to the interest expense related to the long-term debt as part of the OrbiMed Credit Agreement, for an aggregate principal amount owed of $40.0 million.

Other income, net increased by $0.8 million or 101.1% to income of $1.6 million from $0.8 million in the prior period. In the current period, other income consists of income of $2.1 million related to the change in fair value of warrant liability, and $0.7 million in income related to our investments. Income was offset by a non-cash charge of $1.2 million due to the change in fair value of the debt. The prior period income consisted of $0.7 million related to our investments and $0.1 million in gains, net.

Results of Operations for the six-months ended June 30, 2024 compared to the six-months ended June 30, 2023.

	Six-Months Ended		$	%
Statement of Operations Data:	June 30, 2024	June 30, 2023	Change	Change
Sales revenue	$26,287	$22,303	3,984	17.9%
Lease revenue	12	-	12	100.0%
Total revenues	26,299	22,303	3,996	17.9%
Cost of sales	(3,624)	(3,871)	247	6.4%
Gross profit	22,675	18,432	4,243	23.0%
BARDA income	-	1,157	(1,157)	(100.0)%
Operating expenses:
Sales and marketing	(28,942)	(16,543)	(12,399)	(75.0)%
General and administrative	(16,481)	(14,460)	(2,021)	(14.0)%
Research and development	(10,081)	(9,662)	(419)	(4.3)%
Total operating expenses	(55,504)	(40,665)	(14,839)	(36.5)%
Operating loss	(32,829)	(21,076)	(11,753)	(55.8)%
Interest expense	(2,703)	(11)	(2,692)	nm
Other income, net	1,544	1,526	18	1.2%
Loss before income taxes	(33,988)	(19,561)	(14,427)	(73.8)%
Income tax expense	(63)	(43)	(20)	nm
Net loss	$(34,051)	$(19,604)	(14,447)	(73.7)%

Total revenues increased by 17.9%, or $4.0 million, to $26.3 million, compared to $22.3 million in the same period in the prior year. Our commercial revenue was $26.2 million in the six-months ended June 30, 2024, an increase of $4.1 million, or 18.3%, compared to $22.1 million in the corresponding period in the prior year. The growth in commercial revenues was largely driven by deeper penetration within customer accounts and new accounts for full-thickness skin defect.

Gross profit margin was 86.3% compared to 82.6% in the corresponding period in the prior year. This was largely driven by increases in both revenues and the volume of production.

BARDA income decreased to zero, compared to $1.2 million in the corresponding period in the prior year due to the ending of reimbursable clinical trials. BARDA income in the prior year consisted of funding received from the Biomedical Advanced Research and Development Authority, under the Assistant Secretary for Preparedness and Response, within the U.S. Department of Health and Human Services, under ongoing USG Contract No. HHSO100201500028C.

Total operating expenses increased by 36.5% or $14.8 million to $55.5 million, compared with $40.7 million in the corresponding period in the prior year.

Sales and marketing expenses increased by 75.0%, or $12.4 million, to $28.9 million, compared to $16.5 million in the corresponding period in the prior year. Higher costs in the current year were primarily related to an increase in salaries and benefits and personnel expenses of approximately $5.5 million, commissions expense of $3.9 million, and stock-based compensation expense of $1.3 million, $0.7 million in professional fees, $0.4 million increase in travel expenses and $0.2 million in rent expense, plus $0.4 million in all other, net. The increase in salaries and benefits, personnel related expenses, stock-based compensation and travel expenses are due to the expansion of the sales force to support our growing commercial capabilities. Higher commissions were directly associated with the increase in revenues. The increase in professional fees are primarily due to consulting expenses for our foreign distribution network. The increase in rent is due to increased office space to accommodate our growing operations.

General and administrative expenses increased by 14.0%, or $2.0 million, to $16.5 million, compared to $14.5 million in the same period in the prior year. The increase was attributable to an increase in salaries and benefits and personnel expenses of $1.5 million, an increase in severance benefits of $0.8 million, an increase in stock-based compensation of $0.7 million, partially offset by lower deferred compensation expenses of $1.0 million. The increase in salaries and benefits and stock-based compensation are primarily attributable to headcount growth to support the expansion of our business. The increase severance payments of $0.8 million are due to termination payments for a former executive. The decrease in deferred compensation expense is driven by a lower stock price used to calculate the deferred compensation liability for the deferred restricted stock awards.

Research and development expenses decreased by 4.3%, or $0.4 million, to $10.1 million, compared to $9.7 million in the same period in the prior year. The decrease in research and development expenses is primarily due to professional fees and development expenses of approximately $2.5 million related to RECELL GO and full-thickness skin defects offset by an increase in salaries and benefits of $1.7 million and stock-based compensation of $0.4 million, due to the increase in headcount resulting from the deployment of Medical Science Liaisons.

Interest expense increased approximately $2.7 million in comparison to the same period in the prior year due to the interest expense related to the long-term debt as part of the OrbiMed Credit Agreement, for an aggregate principal amount owed of $40.0 million.

Other income, net increased by $18,000 or 1.2% to income of $1.5 million. In the current period other income consists of $1.2 million related to the change in fair value of warrant liability, $1.7 million in income related to our investments, and $0.2 million in other gains, net, offset by a non-cash charge of $1.6 million due to the change in fair value of the debt. In the prior period, income consisted of $1.3 million related to our investments and $0.2 million in other gains, net.

Liquidity and Capital Resources

Overview

We expect to utilize cash reserves until U.S. sales of our products reach a level sufficient to fund ongoing operations. We have historically funded research and development activities, and more recently have funded a substantial investment in sales and marketing activities, through raising capital by issuing securities and the issuance of debt. On October 18, 2023, we entered into a Credit Agreement with an affiliate of OrbiMed Advisors, LLC. The Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $90.0 million, of which $40.0 million was drawn during the fourth quarter of 2023. In addition, an aggregate of $50.0 million will be made available in two separate $25.0 million tranches, at our discretion, subject to certain net revenue requirements. The first tranche of $25.0 million is available on or before December 31, 2024. The second tranche of $25.0 million is available on or prior to June 30, 2025, only if the first tranche was drawn upon. We have monthly interest rate payments for the debt at a rate equal to the greater of (a) forward-looking one-month term SOFR rate and (b) four percent (4.0%) per annum, plus eight percent (8.0%). In the event that we do not meet certain 12-month trailing revenue targets at the end of certain fiscal quarters, starting December 31, 2024, the outstanding balance of the loan must be repaid in equal quarterly installments of 5.0% of the funded amount through the maturity date. As of June 30, 2024, our projected revenues, for the trailing 12 months ending December 31, 2024, will exceed the minimum revenue requirements under the credit agreement. We had approximately $17.5 million in cash and cash equivalents and $36.6 million in marketable securities as of June 30, 2024.

As of the date of these financial statements, we believe we have sufficient cash reserves to fund operations for the next 12-months.

The following table summarizes our cash flows for the periods presented (in thousands):

	Six-Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Net cash used in operations	$(33,644)	$(18,174)
Net cash provided by investing activities	27,498	37,150
Net cash provided by financing activities	1,480	342
Effect of foreign exchange rate on cash and cash equivalents	-	3
Net increase/(decrease) in cash and cash equivalents	(4,666)	19,321
Cash and cash equivalents at beginning of the period	22,118	18,164
Cash and cash equivalents at end of the period	17,452	37,485

Net cash used in operating activities was $33.7 million and $18.2 million during the six-months ended June 30, 2024, and 2023, respectively. The increase in net cash used in operations was primarily due to higher operating costs.

Net cash provided by investing activities was $27.5 million and $37.2 million during the six-months ended June 30, 2024 and 2023, respectively. The decrease in cash provided by investing activities is primarily attributable to lower cash inflows from maturities of marketable securities in the current year compared to the prior year, offset primarily by an increase in cash outflow for capital expenditures. The increase in capital expenditures in the current year is primarily related to the leasehold improvement in the Ventura production facility to enhance manufacturing output and materials related to our RECELL GO RPDs.

Net cash provided by financing activities was $1.5 million and $0.3 million during the six-months ended June 30, 2024, and 2023, respectively. The increase in cash provided by financing activities is related to proceeds from the exercises of stock options and purchases of stock under the ESPP plan.

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

For the six-months ended June 30, 2024, there were no dividends paid and we have no plans to commence the payment of dividends. As part of the Stedical Agreement, we have minimum purchase requirements for PermeaDerm inventory of $5.0 million dollars. As of June 30, 2024, we have purchased $2.6 million and have approximately $2.4 million of purchases remaining to satisfy the requirement. With the exception of the inventory purchases from Stedical, we do not have any other purchase commitments or long-term contractual obligations except for lease obligations as of June 30, 2024. Refer to Note 7 of our Consolidated Financial Statements for further details on our lease obligations. In addition, we have no material off-balance sheet arrangements (as defined in the rules and regulations of the SEC) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. While have no committed plans to issue further shares on the market, we will continue to assess market conditions.

Critical Accounting Estimates

Except as disclosed in Note 2 of our Consolidated Financial Statements, there have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Quarterly Report on Form 10-Q for the quarter-ended June 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of June 30, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

Our disclosure controls and procedures have been formulated to ensure that (i) information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal year 2024 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings that we believe will have a material adverse effect on our business or financial condition. We may, however, be subject to various claims or legal actions arising in the ordinary course of business from time to time.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in the 2023 Annual Report and as updated from time to time in the Company’s subsequent Quarterly Reports on Form 10-Q. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in the 2023 Annual Report.

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

Date:	August 8, 2024	AVITA MEDICAL, INC.

		By:	/s/ James Corbett
James Corbett
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ David O'Toole
David O'Toole
Chief Financial Officer
(Principal Financial and Accounting Officer)