Form 10-Q
period 2024-09-30
AVITA Medical, Inc.
filed 2024-11-07
CIK 1762303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of November 4, 2024 was 26,217,629

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future revenues; solvency; future industry market conditions; future changes in our capacity and operations; future operating and overhead costs; intellectual property; regulatory and related approvals; the conduct or outcome of pre-clinical or clinical (human) studies; operational and management restructuring activities (including implementation of methodologies and changes in the board of directors); our ability to expand our sales and marketing organizations to address effectively existing and new markets that we intend to target; future employment and contributions of personnel; tax and interest rates; productivity, business process, rationalization, investment, mergers and acquisitions (and related integration activities), consulting, operational, tax, financial and capital projects and/or initiatives; inflationary pressures on the U.S. and global economies, respectively; changes in the legal or regulatory environments; and future working capital, costs, revenues, business opportunities, cash flows, margins, earnings and growth. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” "would," “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions.

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

PART I – Financial Information

Item 1. FINANCIAL STATEMENTS

AVITA MEDICAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	As of
	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$18,639	$22,118
Marketable securities	25,766	66,939
Accounts receivable, net	10,288	7,664
BARDA receivables	111	30
Prepaids and other current assets	2,892	1,659
Inventory	6,229	5,596
Total current assets	63,925	104,006
Plant and equipment, net	9,151	1,877
Operating lease right-of-use assets	3,780	2,440
Corporate-owned life insurance (“COLI”) asset	3,059	2,475
Intangible assets, net	590	487
Other long-term assets	546	355
Total assets	$81,051	$111,640
LIABILITIES, NON-QUALIFIED DEFERRED COMPENSATION PLAN SHARE AWARDS AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$4,187	$3,793
Accrued wages and fringe benefits	9,776	7,972
Current non-qualified deferred compensation (“NQDC”) liability	1,870	168
Other current liabilities	1,308	1,266
Total current liabilities	17,141	13,199
Long-term debt	42,547	39,812
Non-qualified deferred compensation liability	2,742	3,663
Contract liabilities	332	357
Operating lease liabilities, long term	3,079	1,702
Warrant liability	2,759	3,158
Total liabilities	68,600	61,891
Non-qualified deferred compensation plan share awards	224	693
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.0001 par value per share, 200,000,000 shares authorized, 26,217,629 and 25,682,078, shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	3	3
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding at September 30, 2024 and December 31, 2023	-	-
Company common stock held by the non-qualified deferred compensation plan	(1,255)	(1,130)
Additional paid-in capital	363,769	350,039
Accumulated other comprehensive loss	(2,065)	(1,887)
Accumulated deficit	(348,225)	(297,969)
Total stockholders’ equity	12,227	49,056
Total liabilities, non-qualified deferred compensation plan share awards and stockholders’ equity	$81,051	$111,640

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA MEDICAL, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Sales revenue	$19,394	$13,645	$45,681	$35,948
Lease revenue	152	-	164	-
Total revenues	19,546	13,645	45,845	35,948
Cost of sales	(3,190)	(2,113)	(6,814)	(5,984)
Gross profit	16,356	11,532	39,031	29,964
BARDA income	-	212	-	1,369
Operating expenses:
Sales and marketing	(15,144)	(10,532)	(44,086)	(27,075)
General and administrative	(9,590)	(6,124)	(26,071)	(20,584)
Research and development	(5,428)	(4,394)	(15,510)	(14,056)
Total operating expenses	(30,162)	(21,050)	(85,667)	(61,715)
Operating loss	(13,806)	(9,306)	(46,636)	(30,382)
Interest expense	(1,359)	(10)	(4,063)	(21)
Other (expense) income, net	(1,068)	615	478	2,141
Loss before income taxes	(16,233)	(8,701)	(50,221)	(28,262)
Income tax benefit (expense)	28	(11)	(35)	(54)
Net loss	$(16,205)	$(8,712)	$(50,256)	$(28,316)
Net loss per common share:
Basic and diluted	$(0.62)	$(0.34)	$(1.95)	$(1.12)
Weighted-average common shares:
Basic and diluted	25,983,929	25,401,754	25,794,690	25,281,920

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Net loss	$(16,205)	$(8,712)	$(50,256)	$(28,316)
Foreign currency translation loss	-	(47)	-	(57)
Change in fair value due to credit risk on long-term debt loss	(554)	-	(116)	-
Net unrealized gain/(loss) on marketable securities	45	65	(62)	407
Comprehensive loss	$(16,714)	$(8,694)	$(50,434)	$(27,966)

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA MEDICAL, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except shares)

(Unaudited)

	Three-Months Ended September 30, 2024
	Common Stock
	Shares	Amount	Company common stock held by the NQDC Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2024	25,949,906	$3	$(1,022)	$358,510	$(1,556)	$(332,020)	$23,915
Net loss	-	-	-	-	-	(16,205)	(16,205)
Stock-based compensation	-	-	-	4,040	-	-	4,040
Vesting of restricted stock units	50,157	-	-	-	-	-	-
Exercise of stock options	183,867	-	-	1,008	-	-	1,008
Distribution/diversification of Company common stock held by the NQDC Plan	-	-	58	(2)	-	-	56
Vesting of Company common stock held by the NQDC Plan	33,699	-	(291)	291	-	-	-
Change in redemption value of share awards in NQDC Plan	-	-	-	(78)	-	-	(78)
Net unrealized gain on marketable securities	-	-	-	-	45	-	45
Change in fair value due to credit risk on long-term debt	-	-	-	-	(554)	-	(554)
Balance at September 30, 2024	26,217,629	$3	$(1,255)	$363,769	$(2,065)	$(348,225)	$12,227

	Three-Months Ended September 30, 2023
	Common Stock
	Shares	Amount	Company common stock held by the NQDC Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2023	25,447,615	$3	$(892)	$343,769	$7,959	$(282,192)	$68,647
Net loss	-	-	-	-	-	(8,712)	(8,712)
Stock-based compensation	-	-	-	2,367	-	-	2,367
Exercise of stock options	17,221	-	-	110	-	-	110
Vesting of restricted stock units	45,336	-	-	-	-	-	-
Vesting of Company common stock held by the NQDC Plan	40,522	-	(636)	636	-	-	-
Distribution of Company common stock held by the NQDC Plan	-	-	238	284	-	-	522
Change in redemption value of share awards in NQDC Plan	-	-	-	26	-	-	26
Net unrealized gain on marketable securities	-	-	-	-	65	-	65
Foreign currency translation gain	-	-	-	-	(47)	-	(47)
Balance at September 30, 2023	25,550,694	$3	$(1,290)	$347,192	$7,977	$(290,904)	$62,978

	Nine-Months Ended September 30, 2024
	Common Stock
	Shares	Amount	Company common stock held by the NQDC Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	25,682,078	$3	$(1,130)	$350,039	$(1,887)	$(297,969)	$49,056
Net loss	-	-	-	-	-	(50,256)	(50,256)
Stock-based compensation	-	-	-	10,603	-	-	10,603
Vesting of restricted stock units	94,123	-	-	-	-	-	-
Exercise of stock options	301,524	-	-	1,701	-	-	1,701
ESPP purchase	96,253	-	-	786	-	-	786
Distribution/diversification of Company common stock held by the NQDC Plan	-	-	245	76	-	-	321
Vesting of Company common stock held by the NQDC Plan	43,651	-	(370)	370	-	-	-
Change in redemption value of share awards in NQDC Plan	-	-	-	194	-	-	194
Net unrealized loss on marketable securities	-	-	-	-	(62)	-	(62)
Change in fair value due to credit risk on long-term debt	-	-	-	-	(116)	-	(116)
Balance at September 30, 2024	26,217,629	$3	$(1,255)	$363,769	$(2,065)	$(348,225)	$12,227

	Nine-Months Ended September 30, 2023
	Common Stock
	Shares	Amount	Company common stock held by the NQDC Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	25,208,436	$3	$(127)	$339,825	$7,627	$(262,588)	$84,740
Net loss	-	-	-	-	-	(28,316)	(28,316)
Stock-based compensation	-	-	-	5,738	-	-	5,738
Exercise of stock options	163,750	-	-	942	-	-	942
Vesting of Company common stock held by the NQDC Plan	128,172	-	(1,401)	1,401	-	-	-
Vesting of restricted stock units	50,336	-	-	-	-	-	-
Distribution of Company common stock held by the NQDC Plan	-	-	238	284	-	-	522
Change in redemption value of share awards in NQDC Plan	-	-	-	(998)	-	-	(998)
Foreign currency translation loss	-	-	-	-	(57)	-	(57)
Net unrealized gain on marketable securities	-	-	-	-	407	-	407
Balance at September 30, 2023	25,550,694	$3	$(1,290)	$347,192	$7,977	$(290,904)	$62,978

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA Medical, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine-Months Ended
	September 30, 2024	September 30, 2023
Cash flow from operating activities:
Net loss	$(50,256)	$(28,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of long-term debt	2,619	-
Change in fair value of warrant liability	(399)	-
Depreciation and amortization	717	445
Stock-based compensation	10,698	6,213
Non-cash lease expense	633	531
Loss on fixed asset disposal	25	83
Investment losses	-	17
Loss on patent disposal	16	4
Remeasurement and foreign currency transaction gain/(loss)	23	(23)
Excess and obsolete inventory related charges	408	149
BARDA deferred costs	-	(147)
Contract cost amortization	-	255
Provision for credit losses	33	113
Amortization of premium of marketable securities	(1,479)	(794)
Non-cash changes in the fair value of NQDC plan	36	899
Changes in operating assets and liabilities:
Trade and other receivables	(2,656)	(2,473)
BARDA receivables	(81)	697
Prepaids and other current assets	(1,233)	(2,057)
Inventory	(1,041)	(2,405)
Operating lease liability	(667)	(571)
Corporate-owned life insurance (“COLI”) asset	(271)	(643)
Other long-term assets	(192)	(114)
Accounts payable and accrued expenses	(65)	(70)
Accrued wages and fringe benefits	1,804	524
Current non-qualified deferred compensation liability	1,625	(651)
Other current liabilities	112	345
Non-qualified deferred compensation plan liability	(1,242)	1,174
Contract liabilities	(25)	(333)
Net cash used in operations	$(40,858)	$(27,148)
Cash flows from investing activities:
Purchase of marketable securities	(18,609)	(7,633)
Sale of marketable securities	-	2,372
Maturities of marketable securities	61,200	65,289
Purchase of plant and equipment	(7,559)	(1,085)
Patent filing fees	(140)	(32)
Net cash provided by investing activities	$34,892	$58,911
Cash flow from financing activities:
Proceeds from exercise of stock options	1,701	942
Employee stock purchase plan (“ESPP”) purchases	786	-
Net cash provided by financing activities	$2,487	$942
Effect of foreign exchange rate on cash and cash equivalents	-	(15)
Net increase/(decrease) in cash and cash equivalents	(3,479)	32,690
Cash and cash equivalents beginning of the period	$22,118	$18,164
Cash and cash equivalents end of the period	$18,639	$50,854
Supplemental Disclosure of Cash Flow Information:
Income taxes paid during the period	$21	$44
Interest paid during the period	$4,062	$21
Non-cash investing and financing activities:
Plant and equipment purchases not yet paid	$407	$114
Right-of-use-asset obtained in exchange for lease liabilities	$2,026	$-

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA MEDICAL, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. The Company

Nature of the Business

AVITA Medical, Inc. (collectively with its subsidiaries, “AVITA Medical”, “we”, “our”, “us”, or the “Company”) is a commercial-stage regenerative medicine company transforming the standard of care in wound management and skin restoration with innovative devices. At the forefront of the Company's portfolio is its patented and proprietary RECELL® technology (“RECELL”). RECELL harnesses the regenerative properties of a patient’s own skin to create an autologous skin cell suspension, Spray-On Skin™ Cells, delivering a transformative solution at the point of care. This breakthrough technology serves as the catalyst for a new treatment paradigm enabling improved clinical outcomes. The Company also holds the right to market, sell, and distribute PermeaDerm®, a biosynthetic wound matrix, in the United States under the terms of an exclusive multi-year distribution agreement with Stedical Scientific, Inc. (“Stedical”). The Company also entered into an exclusive multi-year development and distribution agreement with Regenity Biosciences (“Regenity”). Following 510(k) approval, Regenity will manufacture and supply Cohealyx™, an AVITA-medical branded collagen-based dermal matrix. Under the agreement, the Company will hold the exclusive rights to market, sell, and distribute Cohealyx in the U.S., with potential expansion into the European Union, as well as in Australia and Japan.

The single-use RECELL Autologous Cell Harvesting Device (“RECELL Ease-of-Use” or “RECELL EOU”) is approved by the U.S. Food and Drug Administration (the “FDA”) for the treatment of thermal burn wounds and full-thickness skin defects, and repigmentation of stable depigmented vitiligo lesions. The Company's next-generation device, RECELL GO™ Autologous Cell Harvesting Device (“RECELL GO”), is FDA-approved to treat thermal burn wounds and full-thickness skin defects. RECELL GO introduces enhanced features that streamline the preparation of Spray-On Skin Cells and improves workflow efficiency in the operating room. It consists of two components: a multi-use, AC-powered RECELL GO Processing Device (the “RPD”) and a RECELL GO Preparation Kit (the “RPK”). The RPK contains the single-use RECELL GO Cartridge, disaggregation head, RECELL Enzyme™, and other components. The RPD provides the control for the RPK, manages the pressure applied to disaggregate the donor skin cells, and precisely regulates the incubation times of the RECELL Enzyme and solutions to optimize cell yield and promote cell viability.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the Consolidated Financial Statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2023 filed with the SEC on February 22, 2024 and the Australian Securities Exchange (“ASX”) on February 23, 2024 (the “2023 Annual Report”).

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly reviewed by the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU also allows, in addition to the measure that is most consistent with GAAP, the disclosure of additional measures of segment profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its Consolidated Financial Statements and disclosures.

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

Use of Estimates

The preparation of the accompanying Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts (including the stand-alone selling price (“SSP”) for the RPD, allowance for credit losses, reserves for inventory excess and obsolescence, carrying value of long-lived assets, the useful lives of long-lived assets, accounting for marketable securities, income taxes, fair value of debt, fair value of warrants and stock-based compensation) and related disclosures. Estimates have been prepared based on the current and available information. However, actual results could differ from estimated amounts.

Foreign Currency Translation and Foreign Currency Transactions

The financial position and results of operations of the Company’s operating non-U.S. subsidiaries are generally determined using the respective local currency as the functional currency of that subsidiary. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Adjustments arising from the use of differing exchange rates from period to period are included in Accumulated other comprehensive loss in the Consolidated Balance Sheets.

The Company’s non-operating subsidiaries that use the U.S. Dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period and nonmonetary assets and liabilities at historical rates. Gains and losses resulting from these remeasurements are included in earnings in the Consolidated Statement of Operations. Gains and losses for remeasurement were minimal during the three-months and nine-months ended September 30, 2024 and 2023.

The Company records certain revenues and operating expenses in foreign currencies. These revenues and expenses are translated into U.S. Dollars based on the average exchange rate for the reporting period. Assets and liabilities denominated in foreign currencies are translated into U.S. Dollars at the exchange rate in effect as of the balance sheet date. For the three and nine-months ended September 30, 2024, the Company incurred approximately $11,000 and $23,000 in losses included in Net loss in the Consolidated Statement of Operations, respectively. For the three and nine-months ended September 30, 2023, the Company incurred approximately $26,000 and $23,000 in gains included in Net loss in the Consolidated Statement of Operations, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held at deposit institutions and cash equivalents. Cash equivalents consist primarily of money market funds. Cash equivalents also include short-term highly liquid investments with original maturities of three months or less from the date of purchase. The Company holds cash at deposit institutions in the amount of $5.3 million and $10.7 million as of September 30, 2024 and December 31, 2023, respectively. The Company does not have cash on deposit denominated in foreign currency in foreign institutions as of September 30, 2024. As of December 31, 2023, the Company had $69,000 of cash on deposit denominated in foreign currencies in foreign institutions. As of September 30, 2024 and December 31, 2023, the Company held cash equivalents in the amounts of $13.3 million and $11.4 million, respectively.

Rabbi Trust

During April 2022, the Company established a rabbi trust to hold the assets of the NQDC Plan. The rabbi trust holds the COLI asset and the Common stock from deferred restricted stock unit awards that have vested. The NQDC Plan permits diversification of fully vested shares into other equity securities subject to a six-month-and-one-day holding period. In accordance with ASR 268, Redeemable Preferred Stock, and ASC 718, Compensation — Stock Compensation, prior to vesting, the deferred share awards are classified as an equity instrument and changes in fair value of the amount owed to the participant are not recognized. The redemption amounts of the deferred awards are based on the vested percentage and are recorded outside of permanent equity as Non-qualified deferred compensation share awards on the Consolidated Balance Sheets. Common stock held in the rabbi trust is classified in a manner similar to treasury stock and presented separately on the Consolidated Balance Sheets as Company common stock held by the NQDC plan. As of September 30, 2024 and December 31, 2023, a total of 91,026 and 81,052 shares awards have been deferred, respectively. Vested shares are converted to Common stock and are reclassified to permanent equity.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, trade receivables, and debt and other liabilities. As of September 30, 2024 and December 31, 2023, substantially all the Company’s cash and cash equivalents were deposited in accounts at financial institutions, and those deposited amounts exceed federally insured limits and are subject to the risk of bank failure.

As of September 30, 2024 and December 31, 2023, no single commercial customer accounted for more than 10% of net accounts receivable or more than 10% of revenues for the three-months and nine-months ended September 30, 2024 and 2023.

Revenue Recognition

The Company generates revenues primarily from:

•
The sale of RECELL EOU, RPK, and PermeaDerm products to hospitals, other treatment centers, and distributors.
•
Maintenance fee received from BARDA to ensure first right of access to our inventory. In the prior year, the Company recorded service revenue for the emergency preparedness services provided to BARDA.
•
Lease revenue for the RPD.

The Company’s sale of the RECELL EOU and PermeaDerm products are accounted for under ASC 606, Revenue from contracts with customers (“ASC 606”). Revenue for the RECELL GO system is disaggregated between two accounting standards: (1) ASC 606 for the RPK and (2) ASC 842, Leases (“ASC 842”) for the RPD. Revenues from BARDA are accounted for under ASC 606, and are included in Sales revenues within the Consolidated Statements of Operations.

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

The Company determines the transaction price based on the amount of consideration the Company expects to receive for providing the promised goods or services in the contract. Consideration may be fixed, variable, or a combination of both. At contract inception for arrangements that include variable consideration, the Company estimates the probability and extent of consideration it expects to receive under the contract utilizing either the most likely amount method or expected amount method, whichever best estimates the amount expected to be received. The Company then considers any constraints on the variable consideration and includes in the transaction price variable consideration to the extent it is deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

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

Most of the Company’s contracts have a single performance obligation. As such, the Company recognizes revenue when its customers obtain control of promised goods or services, in an amount that reflects the consideration which the Company expects to be entitled in exchange for those goods or services. Revenue is recognized net of volume discounts (variable consideration). For the Company’s contracts that have an original duration of one year or less, since contract inception and customer payment occur within the same period the Company does not consider the time value of money. Further, because of the short duration of these contracts, the Company has not disclosed the transaction price for the remaining performance obligations as of each reporting period or when the Company expects to recognize this revenue. The Company has further applied the practical expedient to exclude sales tax in the transaction price and expense contract acquisition costs such as commissions and shipping and handling expenses as incurred.

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
•
Pursuant to ASC 842-30, a lessor would classify a lease as an operating lease when none of the sales-type or direct financing lease classification criteria are met. Further, per ASC 842, a lessor is required to classify a lease with variable lease payments that do not depend on an index or rate as an operating lease at lease commencement if the lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria of ASC 842 and the lessor would have otherwise recognized a loss at the lease commencement date.

In determining whether the lease components are related to a sales-type lease or an operating lease, the Company evaluates if the lease transfers ownership at the end of the lease term, purchase options, the lease term in relation to the economic life of the asset, if the lease payments exceed the fair value of the asset, and if the asset is of a specialized nature. The Company also evaluates if the lease results in a loss at the lease commencement date. As the lease term is for the major part of the economic life, the lease meets the classification criteria for sales-type lease. However, to determine if the contract results in a loss at the lease commencement date the

Company evaluated the consideration in the contract. The consideration at lease commencement does not contain fixed payments, purchase options, penalty payments or residual value guarantees. The variable consideration is related to the sale of the RPK. As the variable lease payments are not dependent on an index or rate, the variable consideration is excluded from consideration at contract inception resulting in a loss at lease commencement. As such, the Company classifies the lease as an operating lease.

The contracts contain a lease component, the RPD, and a non-lease component, the RPK. The lease component will be accounted for under the ASC 842 and the non-lease component will be accounted for under ASC 606, as described above. In accordance with ASC 842, the consideration in the contract will be allocated to each separate lease component and non-lease component of the contract. The consideration is allocated to these lease and non-lease components based on the SSP (as described above for contracts within the scope of ASC 606). In accordance with ASC 842, variable lease payments will be recognized once the sale of the RPK occurs and control has transferred to the customer. Consideration will be allocated to the RPD and RPK based on the SSP. Consideration related to the RPD will be recognized as Lease revenue and consideration related to the RPK will be recognized as Sales revenues in accordance with guidance in ASC 606, as described above, upon transfer of control of the RPK, which generally occurs at the time the product is shipped or delivered depending on the customer's shipping terms.

Assets in our lease program are reported in Plant and equipment, net on our Consolidated Balance Sheets and are depreciated over the useful life of the RPD device's 200 uses, as indicated in the Instructions for Use that were approved by the FDA, and expensed as Costs of goods sold in the Consolidated Statements of Operations. The RPD depreciation has a direct relationship to the number of RPK units sold. Based on customer usage, each purchase of an RPK unit results in a 1/200 depreciation to the RPD.

3. Marketable Securities

The following table summarizes the amortized cost and estimated fair values of securities available-for-sale:

	As of September 30, 2024
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
(in thousands)
Cash equivalents:
Money market funds	$13,357	$-	$-	$13,357
Total cash equivalents	$13,357	$-	$-	$13,357
Current marketable securities:
U.S. Treasury securities	$25,732	$34	$-	$25,766
Total current marketable securities	$25,732	$34	$-	$25,766

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
(in thousands)
Cash equivalents:
Money market funds	$8,427	$-	$-	$8,427
U.S. Treasury securities	2,992	-	-	2,992
Total cash equivalents	$11,419	$-	$-	$11,419
Current marketable securities:
U.S. Treasury securities	$65,145	$100	$(3)	$65,242
U.S. Government agency obligations	1,699	-	(2)	1,697
Total current marketable securities	$66,844	$100	$(5)	$66,939

The maturities of our available-for-sale securities are summarized in the following table using contractual maturities. Actual maturities may differ from contractual maturities due to obligations that are called or prepaid.

	As of September 30, 2024		As of December 31, 2023
(in thousands)	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Due in one year or less	$25,732	$25,766	$66,844	$66,939

Unrealized gains and losses, net of any related tax effects for available-for-sale securities are excluded from earnings and are included in other comprehensive loss and reported as a separate component of stockholders' equity until realized. Realized gains and losses on marketable securities are included in Other income, net, in the accompanying Consolidated Statements of Operations. The Company had net unrealized gains of $34,000 and $95,000 as of September 30, 2024 and December 31, 2023, respectively. The Company did not have sales of investments during the three-months and nine-months ended September 30, 2024 and 2023 that resulted in realized gains or losses. As of September 30, 2024, and December 31, 2023, the Company did not recognize credit losses. The Company has accrued interest income receivable of $154,000 and $227,000 as of September 30, 2024, and December 31, 2023, respectively, in Prepaids and other current assets in the Consolidated Balance Sheets.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	As of September 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$13,357	$-	$-	$13,357
Total cash equivalents	$13,357	$-	$-	$13,357
Current marketable securities:
U.S. Treasury securities	$-	$25,766	$-	$25,766
Total current marketable securities	$-	$25,766	$-	$25,766
Total marketable securities and cash equivalents	$13,357	$25,766	$-	$39,123
Financial liabilities:
Long-term debt	$-	$-	$42,547	$42,547
Warrant liability	-	-	2,759	$2,759
Non-qualified deferred compensation plan liability	-	4,612	-	$4,612
Total financial liabilities	$-	$4,612	$45,306	$49,918
Financial assets:
Corporate-owned life insurance policies	$-	$3,059	$-	$3,059
Total financial assets	$-	$3,059	$-	$3,059

	As of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$8,427	$-	$-	$8,427
U.S. Treasury securities	-	2,992	-	2,992
Total cash equivalents	$8,427	$2,992	$-	$11,419
Current marketable securities:
U.S. Treasury securities	$-	$65,242	$-	$65,242
U.S. Government agency obligations	-	1,697	-	1,697
Total current marketable securities	$-	$66,939	$-	$66,939
Total marketable securities and cash equivalents	$8,427	$69,931	$-	$78,358
Financial liabilities:
Long-term debt	$-	$-	$39,812	$39,812
Warrant liability	-	-	3,158	3,158
Non-qualified deferred compensation plan liability	-	3,831	-	$3,831
Total financial liabilities	$-	$3,831	$42,970	$46,801
Financial assets:
Corporate-owned life insurance policies	$-	$2,475	$-	$2,475
Total financial assets	$-	$2,475	$-	$2,475

The following table presents the summary of changes in the fair value of our Level 3 financial instruments:

	As of September 30, 2024		As of December 31, 2023
(in thousands)	Long-term debt	Warrant liability	Long-term debt	Warrant liability
Balance beginning of period	$39,812	$3,158	$-	$-
Fair value on issuance date			37,575	2,425
Change in fair value in earnings	2,619	(399)	1,616	733
Change in fair value in other comprehensive loss	116	-	621	-
Balance end of period, at fair value	$42,547	$2,759	$39,812	$3,158

The Company’s Level 1 assets include money market instruments and are valued based upon observable market prices. Level 2 assets consist of U.S Treasury securities and U.S. Government Agency obligations. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. The corporate-owned life insurance contracts are recorded at cash surrender value, which approximates the fair value and is categorized as Level 2. Non-qualified deferred compensation plan liability is measured at fair value based on quoted prices of identical instruments to the investment vehicles selected by the participants and it is recorded as Level 2. There were no transfers between fair value measurement levels during the periods ended September 30, 2024 and December 31, 2023.

Long-term debt

The fair value of the debt was determined using a Monte Carlo Simulation (“MCS”) in order to predict the probability of different outcomes. The valuation was performed based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the debt is recorded in the Consolidated Balance Sheets. The fair value is estimated by the Company each reporting period and the change in the fair value is recorded in both earnings and other comprehensive income depending on the instrument's inherent credit risk and market risk related to the debt valuation.

As the debt is subject to net revenue requirements, the valuation of the debt was determined using MCS. The underlying metric to be simulated is the projected Trailing Twelve Month (“TTM”) revenues at each quarter end through the maturity date of October 18, 2028. Based on the simulated metric, the different levels of simulated TTM revenues may trigger different discounted cash flow scenarios in which the TTM revenues are lower than the targeted revenues per the Credit Agreement or the TTM revenues are equal to or higher than the targeted revenues per the Credit Agreement, as discussed in Note 6 of our Consolidated Financial Statements. MCS performs 100,000 iterations of various simulated revenues to determine the fair value of the debt.

The below assumptions were used in the MCS:

	September 30, 2024	December 31, 2023
Risk-free interest rate	3.53%	3.81%
Revenue volatility	64.00%	64.00%
Revenue discount rate	14.41%	16.58%

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

	September 30, 2024	December 31, 2023
Price of common stock	$10.72	$13.72
Expected term	9.05 years	9.81 years
Expected volatility	51.47%	31.07%
Exercise price	$10.9847	$10.9847
Risk-free interest rate	3.73%	3.84%
Expected dividends	0.00%	0.00%

5. Revenues

The Company generates revenues primarily from:

•
The sale of RECELL Ease of Use (“EOU”), RECELL GO RPK, and PermeaDerm products to hospitals, other treatment centers, and distributors.
•
Maintenance fee received from BARDA in exchange for first right of access to our inventory. In the prior year, the Company recorded service revenues for the emergency preparedness services provided to BARDA.
•
Lease revenue for the RECELL GO RPD.

The Company’s sale of the EOU and PermeaDerm products are accounted for under ASC 606, as discussed in Note 2 of our Consolidated Financial Statements. Revenue for the RECELL GO device is disaggregated between two accounting standards: (1) ASC 606 for the RPK and (2) ASC 842 for the RPD.

RECELL GO

The RECELL GO device consists of a single-use RPK and a durable AC powered device, RPD. The Company enters into contracts with customers where it receives consideration for the single-use RPK and does not receive additional consideration for the RPD. The consideration in the contract is allocated based on the SSP. Upon sale of the RPK the consideration is allocated to the lease and non-lease components. Consideration received for the RPK is recorded in Sales revenues in the Consolidated Statement of Operations and consideration for the lease is recorded in Lease revenue in the Consolidated Statement of Operations. During the three and nine-months ended September 30, 2024, the Company recorded approximately $7.6 million and $8.2 million in Sales revenue related to the RPK and $152,000 and $164,000 in Lease revenue related to the RPD in the Consolidated Statement of Operations, respectively.

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

PermeaDerm Sales

As provided in the Distribution Agreement with Stedical, the Company’s gross margin from the sale of PermeaDerm is 50% of the average sales price (“ASP”). The Company and Stedical share the gross revenue from the sale of the products evenly at 50% of ASP. The Company recognizes revenue when the customer obtains control of promised goods, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods.

Remaining Performance Obligations

Contract liabilities are calculated as the dollar value of the remaining performance obligations on executed contracts and primarily relate to COSMOTEC and other customers. The estimated revenue expected to be recognized in the future once the performance obligation is satisfied under the Company’s existing customer agreements is $365,000 and $390,000 as of September 30, 2024 and December 31, 2023, respectively. These amounts are classified between current and long-term in Other current liabilities and Contract liabilities in the Consolidated Balance Sheets.

Contract Assets and Contract Liabilities

Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance for which the Company does not have the right to payment. As of September 30, 2024 and December 31, 2023, the Company does not have any contract assets.

Contract liabilities are recorded when the Company receives payment prior to satisfying its obligation to transfer goods to a customer. Contract liability balance primarily relates to unsatisfied performance obligation with COSMOTEC of $365,000 and $390,000 as of September 30, 2024 and December 31, 2023, respectively. This balance is classified between current and long-term. As of September 30, 2024 and December 31, 2023, a total of $33,000 and $33,000, respectively, was included in Other current liabilities and $332,000 and $357,000, respectively, in Contract liabilities in the Consolidated Balance Sheets.

The Company recognized approximately $8,000 and $25,000 of revenue from COSMOTEC for amounts included in the beginning balance of Contract liabilities for the three-months and nine-months ended September 30, 2024 and 2023, respectively.

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers into geographical regions, by customer type and by product. As noted in the segment footnote, the Company’s business consists of one reporting segment. A reconciliation of revenue by geographical region, customer type and product is provided in Note 10 of our Consolidated Financial Statements.

6. Long-term debt

On October 18, 2023 (the “Closing Date”) the Company entered into a credit agreement, by and between the Company, as borrower, and an affiliate of OrbiMed Advisors, LLC (the “Lender”) as the lender and administrative agent (the “Credit Agreement”). The Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $90.0 million, of which (i) $40.0 million was made available on the Closing Date (the “Initial Commitment Amount”), (ii) $25.0 million is available, at the Company’s discretion, on or prior to December 31, 2024, subject to certain net revenue requirements, and (iii) $25.0 million is available, at the Company’s discretion, on or prior to June 30, 2025, subject to certain net revenue requirements (the “Loan Facility”). The maturity date of the Credit Agreement is October 18, 2028 (the “Maturity Date”). On the Closing Date, the Company closed on the Initial Commitment Amount, less certain fees and expenses payable to or on behalf of the Lender. The Company received net proceeds of $38.8 million upon closing after deducting the Lender's transaction costs in connection with the Loan Facility. For information regarding an amendment to the Credit Agreement, refer to Note 16 of our Consolidated Financial Statements.

All obligations under the Credit Agreement are guaranteed by all of the Company’s wholly owned subsidiaries (subject to certain exceptions) and secured by substantially all of the Company's and each guarantor's assets. The loan will be due in full on the Maturity Date unless the Company elects to repay the principal amount at any time prior to the Maturity Date. Upon prepayment, the Company will owe the applicable repayment premium and exit fee of 3% on the principal amount of the loans. The repayment premium varies between 0.0% - 3.0%, depending on certain conditions that are defined in the Credit Agreement. The repayment premium incorporates the make-whole amount. The make-whole amount represents the remaining scheduled interest payments on the Loan Facility during the period commencing on the prepayment date through the 24-month anniversary of the Closing Date. The Credit Agreement further states that the Company will be required to repay the principal amount of the Loan Facility if the Company does not achieve certain net revenue thresholds. If, for any quarter until the maturity date, the Company’s net revenue does not equal or exceed the applicable trailing 12-month amount as set forth in the Credit Agreement, then the Company shall repay in equal quarterly installments equal to 5.0% of the outstanding principal amount of the Loan Facility on the date the net revenue amount was not satisfied, together with a repayment premium and exit fee. The Company shall repay amounts outstanding in full immediately upon an acceleration as a result of an event of default as set forth in the Credit Agreement, together with a repayment premium and other fees. As of September 30, 2024, the Company has not made any repayments on the outstanding debt balance.

During the term of the Credit Agreement, interest payable in cash by the Company shall accrue on any outstanding debt at a rate per annum equal to the greater of (x) the SOFR rate for such period and (y) 4.00% plus, in either case, 8.00%. As of September 30, 2024, the interest rate was 13.20%. During an event of default, any outstanding amount will bear interest at a rate of 4.00% in excess of the otherwise applicable rate of interest. The Company will pay certain fees with respect to the Credit Agreement, including an upfront fee, an unused fee on the undrawn portion of the Loan Facility, an administration fee, a repayment premium and an exit fee, as well as certain other fees and expenses of the Lender. The unused fee accrues at 0.5% of the undrawn balance and it is recorded as an asset in the Consolidated Balance Sheets.

The Credit Agreement contains certain customary events of default, including with respect to nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; material defaults on other indebtedness; bankruptcy and insolvency events; material monetary judgments; loss of certain key permits, persons and contracts; material adverse effects; certain regulatory matters; and any change of control. As of September 30, 2024, the Company was in compliance with all financial covenants in the Credit Agreement.

Each of the Credit Agreement and the Pledge and Security Agreement entered into by the Company, the guarantors and the Lender on October 18, 2023 (the “Pledge and Security Agreement”) contains a number of customary representations, warranties and covenants that, among other things, will limit or restrict the ability of the Company and its subsidiaries to (subject to certain qualifications and exceptions): create liens and encumbrances; incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends or make other payments in respect of their capital stock; amend certain material documents; redeem or repurchase certain debt; engage in certain transactions with affiliates; and enter into certain restrictive agreements. In addition, the Company and the guarantors will be required to maintain at least $10.0 million of unrestricted cash and cash equivalents.

On the Closing Date, the Company issued to an affiliate of the Lender a warrant (the “Warrant”) to purchase up to 409,661 shares of the Company’s Common Stock, par value $0.0001 per share, at an exercise price of $10.9847 per share, with a term of 10 years from the issuance date. The Warrant contains customary share adjustment provisions, as well as weighted average price protection in certain circumstances.

As permitted under ASC 825, Financial Instruments, the Company elected the fair value option to record the long-term debt and warrant with changes in fair value recorded in the Consolidated Statements of Operations in Other income, net. Changes related to instrument-specific credit risk are revalued by comparing the amount of the total change in fair value of the long-term debt to the amount of change in fair value that would have occurred if the Company’s credit spread had not changed between the reporting periods, and is recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheet. The difference between the fair value of the long-term debt and the unpaid principal balance of $40.0 million is an additional liability of $2.5 million and reduction to the liability of $188,000 as of September 30, 2024 and December 31, 2023, respectively. For changes in fair value, refer to Note 4 of our Consolidated Financial Statements.

7. Inventory

The composition of the inventory is as follows (in thousands):

	As of
	September 30, 2024	December 31, 2023
Raw materials	$2,731	$3,683
Work in process	427	878
Finished goods	3,071	1,035
Total inventory	$6,229	$5,596

The Company values its inventories to reflect the lower of cost or net realizable value. Charges for estimated excess and obsolescence are recorded in Cost of sales in the Consolidated Statements of Operations and were $173,000 and $81,000 for the three-months ended September 30, 2024 and 2023, respectively, and $408,000 and $149,000 for the nine-months ended September 30, 2024 and 2023, respectively. The inventory balance as of September 30, 2024, includes inventory purchased from Stedical for the sales of PermeaDerm.

8. Intangible Assets

The composition of intangible assets, net is as follows (in thousands):

		As of September 30, 2024			As of December 31, 2023
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Carry Amount	Gross Amount	Accumulated Amortization	Net Carry Amount
Patent 1	-	$-	$-	$-	$17	$(17)	$-
Patent 2	12	136	(43)	93	141	(39)	102
Patent 3	14	234	(65)	169	206	(54)	152
Patent 5	18	108	(15)	93	99	(11)	88
Patent 6	16	62	(9)	53	56	(6)	50
Patent 7	-	-	-	-	2	-	2
Patent 8	18	42	(3)	39	29	(1)	28
Patent 9	2	117	(28)	89	3	-	3
Patent 10	-	-	-	-	3	-	3
Patent 11	-	-	-	-	6	(1)	5
Trademarks	Indefinite	54	-	54	54	-	54
Total intangible assets		$753	$(163)	$590	$616	$(129)	$487

For the three-months ended September 30, 2024 and 2023, the Company did not identify any events or changes in circumstances that indicated that the carrying value of its intangibles may not be recoverable. As such, there was no impairment of intangible assets recognized for the three-months ended September 30, 2024 and 2023. For the nine-months ended September 30, 2024 and 2023, the Company recorded a loss on disposal for patents of approximately $16,000 and $4,000, respectively, in General and administrative expenses in the Consolidated Statement of Operations. Amortization expense of intangibles included in the Consolidated Statements of Operations was $23,000 and $9,000 for the three-months ended September 30, 2024 and 2023, respectively, and $56,000 and $26,000 for the nine-months ended September 30, 2024 and 2023, respectively.

The Company expects the future amortization of amortizable intangible assets held at September 30, 2024 to be as follows (in thousands):

Estimated Amortization Expense
Remainder of 2024	$47
2025	93
2026	49
2027	40
2028	40
Thereafter	267
Total	$536

9. Plant and Equipment

The composition of plant and equipment, net is as follows (in thousands):

		As of
	Useful Lives	September 30, 2024	December 31, 2023
Computer equipment	3 - 5 years	$1,632	$984
Computer software	3 years	836	840
Construction in progress (“CIP”)		90	87
Furniture and fixtures	7 years	1,112	824
Laboratory and other equipment	3 - 5 years	954	769
Leasehold improvements	Lesser of life or lease term	4,196	367
RECELL moulds	5 years	462	438
RECELL GO RPD CIP		1,531	-
RECELL GO RPD		318	-
Operating lease assets - RPD	200 uses	1,071	-
Less: accumulated amortization and depreciation		(3,051)	(2,432)
Total plant and equipment, net		$9,151	$1,877

Construction in progress consists primarily of leasehold improvements for the renovations to the Ventura production facility, and RECELL GO RPD CIP consists of materials for the manufacture of the RPDs. RPDs have a useful life of 200 uses and are being amortized based on customer usage as determined by orders placed for the sales of RPK units. RECELL GO RPD represents assets available to be leased by customers and are not depreciated until leased.

Depreciation expense related to plant and equipment was $288,000 and $156,000 for the three-months ended September 30, 2024 and 2023, respectively, and $661,000 and $419,000 for the nine-months ended September 30, 2024 and 2023, respectively. No impairment was recorded for the three-months ended September 30, 2024. During the nine-months ended September 30, 2024, the Company recorded a loss on disposal of fixed assets for approximately $5,000. During the three-months and nine-months ended September 30, 2023, the Company recorded a loss on disposal of fixed assets for approximately of $80,000 and $83,000, respectively. Amounts are recorded in General and administrative expenses in the Consolidated Statement of Operations.

Lessor Arrangements

As discussed in Note 5 of our Consolidated Financial Statements, the contracts for the RECELL GO device include an operating lease for the customer’s right to use the RPD. The lease arrangement does not contain fixed consideration. Variable lease payments are not included in consideration at lease inception. The variable consideration related to the lease is allocated based on the SSP and is recognized when control of the RPK is transferred to the customer.

The table below summarizes the Company's Lease revenue as presented in the Consolidated Statement of Operations for the three and nine-months ended September 30, 2024 and 2023.

	Three-Months Ended	Nine-Months Ended
(in thousands)	September 30, 2024	September 30, 2024
Variable lease revenue	$152	164

Assets held for lease and included in Plant and equipment consisted of the following (in thousands):

As of
September 30, 2024
Rental RPD assets	$1,071
Accumulated depreciation	(24)
Net rental RPD assets	$1,047

10. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. Long-lived assets are primarily located in the United States as of September 30, 2024, and December 31, 2023.

Revenue by region for the three-months and nine-months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue by region:
United States	$19,048	$12,961	$44,162	$33,379
Japan	388	581	1,237	2,309
European Union	-	-	155	-
Australia	54	61	132	156
United Kingdom	56	42	159	104
Total	$19,546	$13,645	$45,845	$35,948

Revenue by customer type for the three-months and nine-months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue by customer type:
Commercial sales	$19,482	$13,547	$45,681	$35,673
Deferred commercial revenue recognized	8	8	25	25
BARDA revenue for right of first access	56	90	139	250
Total	$19,546	$13,645	$45,845	$35,948

Commercial revenue by product for the three-months and nine-months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Commercial revenue by product:
RECELL	$19,059	$13,547	$44,811	$35,673
Other wound care products	271	-	706	-
Lease revenue	152	-	164	-
Total commercial sales	$19,482	$13,547	$45,681	$35,673

Cost of sales by customer type for the three-months and nine-months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Cost of sales:
Commercial cost	$3,190	$2,110	$6,814	$5,835
BARDA:
Product cost	-	(83)	-	(106)
Emergency preparedness service cost	-	86	-	255
Total	$3,190	$2,113	$6,814	$5,984

11. Commitments and Contingencies

The Company is subject to certain contingencies arising in the ordinary course of business. The Company records accruals for these contingencies to the extent that a loss is both probable and reasonably estimable. If some amount within a range of loss appears more likely than any other amount within the range, that amount is accrued. Alternatively, when no amount within a range of loss appears to be a better estimate than any other amount, the lowest amount in the range is accrued. The Company expenses legal costs associated with loss contingencies as incurred. As of September 30, 2024 and December 31, 2023, the Company did not have any outstanding or threatened litigation that would have a material impact on the Consolidated Financial Statements.

Minimum Purchase Commitments with Stedical

The Company is subject to minimum purchases of PermeaDerm product for the initial term of five years. For 2024, the Company has an obligation to purchase enough products from Stedical to achieve $5.0 million in customer sales of that purchased inventory. As of September 30, 2024, this obligation has already been achieved. For the first three years of the Distribution Agreement, the minimum purchase should increase annually by an amount equal to the percentage growth in the Company's annual U.S.-based revenues excluding PermeaDerm revenue, or a minimum increase of at least 20% over the prior year purchase commitment. After the third year, the minimum purchase obligation shall increase annually by an amount equal to the percentage growth of the Company's annual U.S.-based revenues excluding PermeaDerm sales. The minimum purchase obligation should never decrease from the previous year.

Development and Distribution Agreement with Regenity

On July 31, 2024, the Company entered into a multi-year exclusive development and distribution agreement with Collagen Matrix, Inc. dba Regenity Biosciences (“Regenity”) to market, sell, and distribute Cohealyx™, a unique collagen-based dermal matrix under the Company's private label in the U.S., with the potential to commercialize the product in countries in the European Union, as well as in Japan and Australia. The initial term of the agreement is five years, with an automatic extension of an additional five years, contingent upon meeting certain criteria. Under the terms of the agreement, the Company will make a $2.0 million payment upon receipt of 510(k) clearance by Regenity. The Company has a further obligation to make up to an additional $3.0 million payment on or before January 4, 2026 to guarantee development and manufacturing capacity (and related resources), contingent on positive results of certain clinical studies related to the new dermal matrix. These obligations are not recorded in the Company's Consolidated Balance Sheets.

12. Common and Preferred Stock

The Company’s CHESS Depositary Interests (“CDIs”) are quoted on the ASX under the ticker code, “AVH.” The Company’s shares of Common stock are quoted on the Nasdaq Capital Market (“Nasdaq”) under the ticker code, “RCEL”. One share of Common Stock on Nasdaq is equivalent to five CDIs on the ASX.

The Company is authorized to issue 200,000,000 shares of Common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. Common stock held in the rabbi trust is classified in a manner similar to treasury stock and presented separately on the Consolidated Balance Sheets as Common stock held by the NQDC Plan. As of September 30, 2024, and December 31, 2023, 26,217,629 and 25,682,078 shares of Common stock, respectively, were issued and outstanding and no shares of Preferred stock were outstanding during any period.

13. Stock-Based Payment Plans

Stock-Based Payment Expenses

Stock-based payment transactions are recognized as compensation expense based on the fair value of the instrument on the date of grant. The Company uses the graded-vesting method to recognize compensation expense. Compensation cost is reduced for forfeitures as they occur in accordance with ASU 2016-09, Simplifying the Accounting for Share-Based Payment. No income tax benefit was recognized in the Consolidated Statements of Operations for stock-based payment arrangements for the three-months and nine-months ended September 30, 2024 and 2023.

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

The Company has included stock-based compensation expense for all equity awards and the ESPP as part of operating expenses in the accompanying Consolidated Statements of Operations as follows:

	Three-Months Ended		Nine-Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Sales and marketing expenses	$854	$513	$2,842	$915
General and administrative expenses	2,781	1,534	6,510	4,442
Research and development expenses	445	383	1,346	856
Total	$4,080	$2,430	$10,698	$6,213

A summary of share option activity as of September 30, 2024, and changes during the period ended, is presented below:

	Service Only Share Options	Performance-Based Share Options	Total Share Options
Outstanding shares at December 31, 2023	2,397,571	292,587	2,690,158
Granted	1,887,658	55,000	1,942,658
Exercised	(247,795)	(53,729)	(301,524)
Expired	(252,436)	(48,466)	(300,902)
Forfeited	(231,185)	(8,184)	(239,369)
Outstanding shares at September 30, 2024	3,553,813	237,208	3,791,021
Exercisable at September 30, 2024	1,146,550	163,322	1,309,872
Vested and expected to vest - September 30, 2024	3,553,813	237,208	3,791,021

A summary of the status of the Company’s unvested RSUs as of September 30, 2024, and changes that occurred during the period, is presented below:

Unvested Shares	Tenure-Based RSUs	Performance Condition RSUs	Total RSUs
Unvested RSUs outstanding at December 31, 2023	207,112	28,020	235,132
Granted	55,200	-	55,200
Vested	(122,015)	(15,759)	(137,774)
Forfeited	(20,600)	(3,504)	(24,104)
Unvested RSUs outstanding at September 30, 2024	119,697	8,757	128,454

14. Income Taxes

Tax benefit (expense) for the three-months ended September 30, 2024 and 2023 was a benefit of $28,000 and expense of $(11,000), respectively. Tax expense for the nine-months ended September 30, 2024 and 2023 was $(35,000) and $(54,000), respectively. These amounts are related to state minimum taxes.

15. Net Loss per Share

The following is a reconciliation of the basic and diluted loss per share computations:

	Three-Months Ended		Nine-Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
(in thousands, except per share amounts)
Net loss	$(16,205)	$(8,712)	$(50,256)	$(28,316)
Weighted-average common shares—outstanding, basic and diluted	25,984	25,402	25,795	25,282
Net loss per common share, basic and diluted	$(0.62)	$(0.34)	$(1.95)	$(1.12)

	Three-Months Ended		Nine-Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Anti-dilutive shares excluded from diluted net loss per common share:
Stock options	3,791,021	2,684,683	3,791,021	2,684,683
Restricted stock units	128,454	292,272	128,454	292,272
ESPP	75,339	-	75,339	-
Warrants	409,661	-	409,661	-

The Company’s basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the relevant period. In accordance with ASC 710-10, Compensation - General, 122,294 shares of Common stock held by the rabbi trust are excluded from the denominator in the basic and diluted net loss per common share calculations. For the purposes of the calculation of diluted net loss per share, options to purchase common stock, restricted stock units and unvested shares of Common stock issued upon the early exercise of stock options have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. Because the Company has reported a net loss for the three-months and nine-months ended September 30, 2024 and 2023, diluted net loss per common share is the same as the basic net loss per share for those periods.

16. Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that except as disclosed below, no events have occurred that would require adjustment to, or disclosures in, the Consolidated Financial Statements.

On November 7, 2024, an affiliate of OrbiMed Advisors, LLC (the “Lender”) and the Company mutually agreed to a third amendment (the “Third Amendment”) to the Credit Agreement (See Note 6. Long-term debt). Under the terms of the Third

Amendment and subject to the payment by the Company of a consent fee to the Lender, the Company and the Lender mutually agreed to (1) terminate two additional tranches of available debt in the aggregate amount of $50.0 million and (2) remove the trailing 12-month revenue covenant for the fourth quarter of 2024, which was set at $67.5 million. All revenue covenants for subsequent quarters remain in effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, they may not be predictive of results, conditions, or developments in future periods.

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, including those risks referenced under Part II, Item 1A, “Risk Factors.”

We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules regulations of the Securities and Exchange Commission (the “SEC”) and the Australian Securities and Investments Commission (the “ASIC”), to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances under which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Please see “Note Regarding Forward-Looking Statements” on page 3.

Overview

AVITA Medical, Inc. (“we”, “our”, “us”) is a commercial-stage regenerative medicine company transforming the standard of care in wound care management and skin restoration with innovative devices. At the forefront of our portfolio is our patented and proprietary RECELL® System (“RECELL System” or “RECELL”), approved by the U.S. Food & Drug Administration (the “FDA”) for the treatment of thermal burn wounds and full-thickness skin defects, and for repigmentation of stable depigmented vitiligo lesions. RECELL harnesses the regenerative properties of a patient’s own skin to create an autologous skin cell suspension, Spray-On Skin™ Cells, delivering a transformative solution at the point of care. This breakthrough technology serves as the catalyst for a new treatment paradigm enabling improved clinical outcomes. In the United States, we also hold the rights to market, sell, and distribute PermeaDerm®, a biosynthetic wound matrix, under the terms of an exclusive multi-year distribution agreement (the "Stedical Agreement") with Stedical Scientific, Inc. (“Stedical”). We also entered into an exclusive multi-year development and distribution agreement with Collagen Matrix, Inc. dba Regenity Biosciences (“Regenity”). Following FDA 510(k) clearance, Regenity will manufacture and supply Cohealyx™, an AVITA Medical-branded collagen-based dermal matrix. Under the agreement, we will hold the exclusive rights to market, sell, and distribute Cohealyx in the U.S., with potential expansion into the European Union, Australia, and Japan.

The single-use RECELL Autologous Cell Harvesting Device (“RECELL Ease-of-Use” or “RECELL EOU”) is approved by the FDA for the treatment of thermal burn wounds and full-thickness skin defects, and repigmentation of stable depigmented vitiligo lesions. Our next-generation device, RECELL GO™ Autologous Cell Harvesting Device (“RECELL GO”), is FDA-approved to treat thermal burn wounds and full-thickness skin defects. RECELL GO introduces enhanced features that streamline the preparation of Spray-On Skin Cells and improves workflow efficiency in the operating room. It consists of two components: the RECELL GO Processing Device (the “RPD”) and the RECELL GO Preparation Kit (the “RPK”). The RPD is a multi-use, AC-powered device that controls the RPK. The RPK is a single-use cartridge that contains the RECELL Enzyme™. The RPD regulates the pressure applied to disaggregate the cells and precisely controls the incubation time of the RECELL Enzyme to optimize cell yield and promote cell viability.

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

•
Launch RECELL GO mini, which is designed to address smaller wounds, following FDA approval in December of 2024
•
Launch Cohealyx after FDA 510(k) clearance anticipated to be received in December of 2024
•
Expand our global presence within the U.K., the European Union and Australia through the exclusive use of third-party distributors
•
Continue to grow commercial activities in Japan through our partnership with COSMOTEC Company, Ltd (“COSMOTEC”) by leveraging our current Pharmaceuticals and Medical Devices Act approval for RECELL with an indication in burns
•
Continue to pursue business development opportunities that are complementary to our core RECELL technology and/or our targeted markets, such as our exclusive distribution agreements with Stedical and Regenity
•
Expect post-market study, TONE, and the health care economics study, both related to our vitiligo initiative to be published in early 2025

Business Environment and Current Trends

The macroeconomic environment may have unexpected adverse effects on businesses and healthcare institutions globally that may negatively impact our consolidated operating results. There remains significant uncertainty in the current macroeconomic environment due to factors including supply chain shortages, increased cost of healthcare, changes to inflation rates, a competitive labor market, and other related global economic conditions and geopolitical conditions. If these conditions continue or worsen, they could adversely impact our future operating results.

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

Recent Developments

On January 10, 2024, we entered into the Stedical Agreement, an exclusive multi-year distribution agreement with Stedical to commercialize PermeaDerm® Biosynthetic Wound Matrix (“PermeaDerm”) in the United States. PermeaDerm is cleared by the FDA as a transparent matrix for use in the treatment of a variety of wound types until healing is achieved. Under the terms of the Stedical Agreement, we hold the exclusive rights to market, sell, and distribute PermeaDerm products, including any future enhancements or modifications, within the United States. The initial term is for five years, with the option to renew for an additional five years, contingent upon meeting certain minimum requirements.

On February 16, 2024, we amended our contract with the Biomedical Advanced Research and Development Authority, under the Assistant Secretary for Preparedness and Response, within the U.S. Department of Health and Human Services (“BARDA”), dated September 29, 2015, to extend the term through September 28, 2025. Under the modified contract, BARDA will have access to our RECELL inventory in the event of a national emergency. In the case of a national emergency, BARDA will pay for RECELL devices at a reduced price for the first 1,000 units and will then pay retail price for any additional units. No additional inventory build will be required as part of this modification as we have sufficient inventory in stock to fulfill this requirement. BARDA will pay us approximately $333,000 in maintenance fees over the term of the contract to ensure its first right of access to our RECELL inventory.

On May 29, 2024, the FDA approved our premarket approval (“PMA”) supplement for RECELL GO, our next generation autologous cell harvesting device, to treat thermal burn wounds and full-thickness skin defects. Following this approval, we shipped the first RECELL GO order on May 30, 2024, to accommodate the first case for its use on May 31, 2024.

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

On July 31, 2024, we entered into a multi-year exclusive development and distribution agreement with Regenity to market, sell, and distribute Cohealyx™, an AVITA-Medical branded collagen-based dermal matrix in the U.S., with the potential to commercialize the product in the European Union, Japan, and Australia.

Results of Operations for the three-months ended September 30, 2024 compared to the three-months ended September 30, 2023.

The table below summarizes the results of our operations for each of the periods presented (in thousands).

	Three-Months Ended
Statement of Operations Data:	September 30, 2024	September 30, 2023	$ Change	% Change
Sales revenue	$19,394	$13,645	5,749	42.1%
Lease revenue	152	-	152	100.0%
Total revenues	19,546	13,645	5,901	43.2%
Cost of sales	(3,190)	(2,113)	(1,077)	(51.0)%
Gross profit	16,356	11,532	4,824	41.8%
BARDA income	-	212	(212)	(100.0)%
Operating expenses:
Sales and marketing	(15,144)	(10,532)	(4,612)	(43.8)%
General and administrative	(9,590)	(6,124)	(3,466)	(56.6)%
Research and development	(5,428)	(4,394)	(1,034)	(23.5)%
Total operating expenses	(30,162)	(21,050)	(9,112)	(43.3)%
Operating loss	(13,806)	(9,306)	(4,500)	(48.4)%
Interest expense	(1,359)	(10)	(1,349)	nm
Other (expense) income, net	(1,068)	615	(1,683)	nm
Loss before income taxes	(16,233)	(8,701)	(7,532)	(86.6)%
Income tax benefit (expense)	28	(11)	39	nm
Net loss	$(16,205)	$(8,712)	(7,493)	(86.0)%

*nm = not meaningful

Total revenues increased by 43.2%, or $5.9 million, to $19.5 million, compared to $13.6 million in the same period in the prior year. Our commercial revenue was $19.5 million in the three-months ended September 30, 2024, an increase of $5.9 million, or 43.8%, compared to $13.5 million in the corresponding period in the prior year. The growth in commercial revenues was largely driven by deeper penetration within customer accounts and new accounts for full-thickness skin defects.

Gross profit margin was 83.7% compared to 84.5% in the corresponding period in the prior year. The decrease in this quarter was due to ongoing engineering and validation of the RECELL GO durable and disposable cartridge.

BARDA income decreased to zero, compared to $0.2 million in the corresponding period in the prior year due to ending of reimbursable clinical trials. BARDA income in the prior year consisted of funding from the Biomedical Advanced Research and Development Authority, under the Assistant Secretary for Preparedness and Response, within the U.S. Department of Health and Human Services, under ongoing USG Contract No. HHSO100201500028C.

Total operating expenses increased by 43.3% or $9.1 million to $30.2 million, compared with $21.1 million in the corresponding period in the prior year.

Sales and marketing expenses increased by 43.8%, or $4.6 million, to $15.1 million, compared to $10.5 million in the corresponding period in the prior year. Higher costs in the current year are due to an increase in salaries and benefits of approximately $1.9 million, commissions expense of $1.9 million, and stock-based compensation expense of $0.4 million, plus $0.4 million in other selling expenses. The increase in salaries and benefits is due to the expansion of the sales force to support our growing commercial capabilities. Higher commissions were directly associated with the increase in revenues. The increase stock-based compensation is due to additional grants related to the expansion of the sales force.

General and administrative expenses increased by 56.6%, or $3.5 million, to $9.6 million, compared to $6.1 million in the same period in the prior year. The increase was attributable to an increase in stock-based compensation of $1.3 million, an increase in salaries and benefits of $1.1 million, an increase in severance benefits of $0.1 million, an increase of $0.5 million in deferred compensation expenses, and an increase of $0.5 million in professional fees, offset by lower other corporate expenses. The increase in stock-based compensation and salaries and benefits are primarily attributable to headcount growth to support the expansion of our business. The increased severance payments is due to termination payments for two former executives. The increase in deferred compensation expense is driven by higher stock price used to calculate the deferred compensation liability for the deferred restricted stock awards.

Research and development expenses increased by 23.5%, or $1.0 million, to $5.4 million, compared to $4.4 million in the same period in the prior year. The increase in salaries and benefits of approximately $0.8 million was due to the increase in headcount resulting from the deployment of a team of Medical Science Liaisons, an increase in development costs of $0.2 million, an increase of $0.1 million in deferred compensation expenses, and an increase to all other development expenses of $0.2 million, offset by a decrease in professional fees of approximately $0.3 million due to higher expenses in the prior period related to RECELL GO and full-thickness skin defects.

Interest expense increased approximately $1.3 million in comparison to the same period in the prior year due to the interest expense related to the long-term debt as part of the OrbiMed Credit Agreement, for an aggregate principal amount owed of $40.0 million.

Other (expense) income, net decreased by $1.7 million to expense of $1.1 million from income of $0.6 million in the prior period. In the current period, other (expense) income consists of non-cash charges of $1.0 million and $0.8 million related to the changes in fair value of the debt and warrant liability, respectively, offset by $0.6 million in income related to our investments and $0.1 million in other gains, net. The prior period income consisted of $0.7 million related to our investments offset by $0.1 million in other losses, net.

Results of Operations for the nine-months ended September 30, 2024 compared to the nine-months ended September 30, 2023.

	Nine-Months Ended
Statement of Operations Data:	September 30, 2024	September 30, 2023	$ Change	% Change
Sales revenue	$45,681	$35,948	9,733	27.1%
Lease revenue	164	-	164	100.0%
Total revenues	45,845	35,948	9,897	27.5%
Cost of sales	(6,814)	(5,984)	(830)	(13.9)%
Gross profit	39,031	29,964	9,067	30.3%
BARDA income	-	1,369	(1,369)	(100.0)%
Operating expenses:
Sales and marketing	(44,086)	(27,075)	(17,011)	(62.8)%
General and administrative	(26,071)	(20,584)	(5,487)	(26.7)%
Research and development	(15,510)	(14,056)	(1,454)	(10.3)%
Total operating expenses	(85,667)	(61,715)	(23,952)	(38.8)%
Operating loss	(46,636)	(30,382)	(16,254)	(53.5)%
Interest expense	(4,063)	(21)	(4,042)	nm
Other income, net	478	2,141	(1,663)	(77.7)%
Loss before income taxes	(50,221)	(28,262)	(21,959)	(77.7)%
Income tax expense	(35)	(54)	19	(35.2)%
Net loss	$(50,256)	$(28,316)	(21,940)	(77.5)%

Total revenues increased by 27.5%, or $9.9 million, to $45.8 million, compared to $35.9 million in the same period in the prior year. Our commercial revenue was $45.7 million in the nine-months ended September 30, 2024, an increase of $10.0 million, or 28.1%, compared to $35.7 million in the corresponding period in the prior year. The growth in commercial revenues was largely driven by deeper penetration within customer accounts and new accounts for full-thickness skin defect.

Gross profit margin was 85.1% compared to 83.4% in the corresponding period in the prior year. This increase was largely driven by increases in both revenues and the volume of production.

BARDA income decreased to zero, compared to $1.4 million in the corresponding period in the prior year due to the ending of reimbursable clinical trials. BARDA income in the prior year consisted of funding received from the Biomedical Advanced Research and Development Authority, under the Assistant Secretary for Preparedness and Response, within the U.S. Department of Health and Human Services, under ongoing USG Contract No. HHSO100201500028C.

Total operating expenses increased by 38.8% or $24.0 million to $85.7 million, compared with $61.7 million in the corresponding period in the prior year.

Sales and marketing expenses increased by 62.8%, or $17.0 million, to $44.1 million, compared to $27.1 million in the corresponding period in the prior year. Higher costs in the current year were primarily related to increases in salaries and benefits and personnel expenses of approximately $7.2 million, commissions expense of $4.9 million, stock-based compensation expense of $1.7 million, $1.0 million in other selling expenses, $0.9 million in professional fees, $0.7 million in travel expenses, and $0.2 million in rent expense, plus $0.4 million in all other expenses, net. The increase in salaries and benefits, personnel related expenses, stock-based compensation, travel expenses, and other selling expenses are due to the expansion of the sales force to support our growing commercial capabilities. Higher commissions were directly associated with the increase in revenues. The increase in professional fees are primarily due to consulting expenses related to our foreign distribution network. The increase in rent is due to increased office space to accommodate our growing operations.

General and administrative expenses increased by 26.7%, or $5.5 million, to $26.1 million, compared to $20.6 million in the same period in the prior year. The increase was attributable to an increase in salaries and benefits and personnel expenses of $3.2 million, an increase in stock-based compensation of $2.0 million, an increase in professional fees of $0.4 million, and an increase of $0.2 million in travel expenses plus an increase in other corporate expenses of $0.3 million, partially offset by lower deferred compensation expenses of $0.6 million. The increase in salaries and benefits and stock-based compensation are primarily attributable to headcount growth to support the expansion of our business. The decrease in deferred compensation expense is driven by a lower stock price used to calculate the deferred compensation liability for the deferred restricted stock awards.

Research and development expenses increased by 10.3%, or $1.4 million, to $15.5 million, compared to $14.1 million in the same period in the prior year. The increase in research and development expenses is primarily due to an increase in salaries and benefits of $2.6 million, an increase in stock-based compensation of $0.4 million, and an increase of $0.3 million in travel expenses, due to the increase in headcount resulting from the deployment of Medical Science Liaisons plus higher other development expenses of $0.8 million, offset by lower professional fees and development expenses of approximately $2.7 million related to RECELL GO and full-thickness skin defects.

Interest expense increased approximately $4.0 million in comparison to the same period in the prior year due to the interest expense related to the long-term debt as part of the OrbiMed Credit Agreement, for an aggregate principal amount owed of $40.0 million.

Other income, net decreased by $1.7 million or 77.7% to income of $0.5 million. In the current period other income, net consists of $2.3 million in income related to our investments, $0.4 million due to the change in fair value of warrant liability, and $0.4 million in other gains, net, offset by a non-cash charge of $2.6 million due to the change in fair value of the debt. In the prior period, income consisted of $2.0 million related to our investments and $0.1 million in other gains, net.

Liquidity and Capital Resources

Overview

We expect to utilize cash reserves until U.S. sales of our products reach a level sufficient to fund ongoing operations. We have historically funded research and development activities, and more recently have funded a substantial investment in sales and marketing activities, through raising capital by issuing securities and the issuance of debt. On October 18, 2023, we entered into a Credit Agreement with an affiliate of OrbiMed Advisors, LLC. The Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $90.0 million, of which $40.0 million was drawn during the fourth quarter of 2023. In addition, an aggregate of $50.0 million will be made available in two separate $25.0 million tranches, at our discretion, subject to certain net revenue requirements. The first tranche of $25.0 million is available on or before December 31, 2024. The second tranche of $25.0 million is available on or prior to June 30, 2025, and only if the first tranche was drawn upon. We have monthly interest rate payments for the debt at a rate equal to the greater of (a) forward-looking one-month term SOFR rate and (b) four percent (4.0%) per annum, plus eight percent (8.0%). In the event that we do not meet certain 12-month trailing revenue targets at the end of certain fiscal quarters, starting December 31, 2024, the outstanding balance of the loan must be repaid in equal quarterly installments of 5.0% of the funded amount through the maturity date. As of September 30, 2024, our projected revenues, for the trailing 12 months ending December 31, 2024, will exceed the minimum revenue requirements under the Credit Agreement. On November 7, 2024, we amended the Credit Agreement, see Note 16, Subsequent Events of our Consolidated Financial Statements.

We had approximately $18.6 million in cash and cash equivalents and $25.8 million in marketable securities as of September 30, 2024.

As of the date of these financial statements, we believe we have sufficient cash reserves to fund operations for the next 12-months.

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine-Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Net cash used in operations	$(40,858)	$(27,148)
Net cash provided by investing activities	34,892	58,911
Net cash provided by financing activities	2,487	942
Effect of foreign exchange rate on cash and cash equivalents	-	(15)
Net increase/(decrease) in cash and cash equivalents	(3,479)	32,690
Cash and cash equivalents at beginning of the period	22,118	18,164
Cash and cash equivalents at end of the period	18,639	50,854

Net cash used in operating activities was $40.9 million and $27.1 million during the nine-months ended September 30, 2024, and 2023, respectively. The increase in net cash used in operations was primarily due to higher operating costs.

Net cash provided by investing activities was $34.9 million and $58.9 million during the nine-months ended September 30, 2024 and 2023, respectively. The decrease in cash provided by investing activities is primarily attributable to higher cash outflows from purchases of marketable securities and lower cash inflows from maturities of marketable securities in the current year compared to the prior year, offset primarily by an increase in cash outflow for capital expenditures. The increase in capital expenditures in the current year is primarily related to the leasehold improvement in the Ventura production facility to enhance manufacturing output and materials related to our RECELL GO RPDs.

Net cash provided by financing activities was $2.5 million and $0.9 million during the nine-months ended September 30, 2024, and 2023, respectively. The increase in cash provided by financing activities is related to proceeds from the exercises of stock options and purchases of stock under the ESPP plan.

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

For the nine-months ended September 30, 2024, there were no dividends paid and we have no plans to commence the payment of dividends. As part of the Stedical Agreement, we have an obligation to Stedical to purchase sufficient products to achieve $5.0 million in customer sales. As of September 30, 2024, we have fulfilled this obligation. Under the terms of our exclusive development and distribution agreement with Regenity, we will make a $2.0 million payment upon receipt of 510(k) clearance by Regenity. We have a further obligation to make up to an additional $3.0 million payment on or before January 4, 2026 to guarantee development and manufacturing capacity (and related resources), contingent on positive results of certain clinical studies. With the exception of the milestone payments related to our exclusive development and distribution agreement with Regenity, we do not have any other purchase commitments or long-term contractual obligations except for lease obligations as of September 30, 2024. In addition, we have no material off-balance sheet arrangements (as defined in the applicable rules and regulations established by the SEC) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. While have no committed plans to issue further shares on the market, we will continue to assess market conditions.

Critical Accounting Estimates

Except as disclosed in Note 2 of our Consolidated Financial Statements, there have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of September 30, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), were effective.

Our disclosure controls and procedures have been formulated to ensure that (i) information that we are required to disclose in reports that we file or submit under the Securities Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal year 2024 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings that we believe will have a material adverse effect on our business or financial condition. We may, however, be subject to various claims or legal actions arising in the ordinary course of business from time to time.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors,” in the 2023 Annual Report and as updated from time to time in the Company’s subsequent Quarterly Reports on Form 10-Q. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in the 2023 Annual Report.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(a) The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K12B filed on June 30, 2020)

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the registrant’s Form 10-KT filed on February 28, 2022)

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 of the registrant’s Form 10-KT filed on February 28, 2022)

10.1*	Exclusive Development and Distribution Agreement between the registrant and Collagen Matrix, Inc. dba Regenity Biosciences dated July 31, 2024

10.2* †	Executive Employment Agreement between the registrant and Nicole Kelsey dated June 28, 2024

10.3* †	Separation Agreement and Release between the registrant and Donna Shiroma dated June 28, 2024

10.4*	First Amendment to Lease Agreement between the registrant and Hartco Ventura Inc. dated September 12, 2024

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32**	18 U.S.C. Section 1350 Certifications

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Management contract or compensation plan or arrangement

* Filed herewith

** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 7, 2024	AVITA MEDICAL, INC.

		By:	/s/ James Corbett
James Corbett
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ David O'Toole
David O'Toole
Chief Financial Officer
(Principal Financial and Accounting Officer)