Form 10-Q
period 2025-06-30
AVITA Medical, Inc.
filed 2025-08-08
CIK 1762303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of August 4, 2025 was 26,618,934.

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

In some cases, you can identify forward-looking statements by terms such as “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect," “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” or “would” or the negative of these terms or other similar expressions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

AVITA Medical, Inc.

Results of review of interim financial statements

We have reviewed the accompanying consolidated balance sheet of AVITA Medical, Inc. (a Delaware corporation) and subsidiaries (the “Company”) and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows as of June 30, 2025 and for the three-month and six-month periods ended June 30, 2025 and 2024, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2024, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Going concern

As indicated in Note 1, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ GRANT THORNTON LLP

Newport Beach, California

August 7, 2025

PART I – Financial Information

Item 1. FINANCIAL STATEMENTS

AVITA MEDICAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	As of
	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$12,216	$14,050
Marketable securities	3,474	21,835
Accounts receivable, net	11,343	11,786
Prepaids and other current assets	1,684	2,060
Inventory	7,536	7,269
Total current assets	36,253	57,000
Plant and equipment, net	9,689	10,018
Operating lease right-of-use assets	3,132	3,571
Corporate-owned life insurance (“COLI”) asset	2,913	3,006
Intangible assets, net	5,308	5,570
Other long-term assets	839	546
Total assets	$58,134	$79,711
LIABILITIES, NON-QUALIFIED DEFERRED COMPENSATION PLAN SHARE AWARDS AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$7,267	$6,294
Accrued wages and fringe benefits	7,941	10,451
Loan facility	42,216	-
Current non-qualified deferred compensation (“NQDC”) liability	339	2,094
Contingent liability	3,000	-
Other current liabilities	1,839	1,319
Total current liabilities	62,602	20,158
Loan facility - long-term	-	42,245
Non-qualified deferred compensation liability	3,800	2,969
Contract liabilities	307	324
Operating lease liabilities, long-term	2,372	2,840
Contingent liability, long-term	-	3,000
Warrant liabilities	1,900	3,432
Total liabilities	70,981	74,968
Non-qualified deferred compensation plan share awards	45	244
Commitments and contingencies (Note 11)
Stockholders' equity (deficit):
Common stock, $0.0001 par value per share, 200,000,000 shares authorized, 26,613,678 and 26,354,042, shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	3	3
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding at June 30, 2025 and December 31, 2024	-	-
Company common stock held by the non-qualified deferred compensation plan	(1,296)	(1,319)
Additional paid-in capital	374,073	367,568
Accumulated other comprehensive loss	(2,079)	(1,939)
Accumulated deficit	(383,593)	(359,814)
Total stockholders’ equity (deficit)	(12,892)	4,499
Total liabilities, non-qualified deferred compensation plan share awards and stockholders’ equity (deficit)	$58,134	$79,711

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA MEDICAL, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Sales revenue	$18,226	$15,183	$36,551	$26,287
Lease revenue	192	12	381	12
Total revenues	18,418	15,195	36,932	26,299
Cost of sales	(3,469)	(2,111)	(6,303)	(3,624)
Gross profit	14,949	13,084	30,629	22,675
Operating expenses:
Sales and marketing	(14,314)	(16,302)	(29,147)	(28,942)
General and administrative	(6,666)	(7,519)	(13,057)	(16,481)
Research and development	(5,117)	(4,887)	(11,400)	(10,081)
Total operating expenses	(26,097)	(28,708)	(53,604)	(55,504)
Operating loss	(11,148)	(15,624)	(22,975)	(32,829)
Interest expense	(1,252)	(1,347)	(2,485)	(2,703)
Other income, net	2,484	1,611	1,693	1,544
Loss before income taxes	(9,916)	(15,360)	(23,767)	(33,988)
Income tax expense	(4)	(33)	(12)	(63)
Net loss	$(9,920)	$(15,393)	$(23,779)	$(34,051)
Net loss per common share:
Basic and diluted	$(0.38)	$(0.60)	$(0.90)	$(1.32)
Weighted-average common shares:
Basic and diluted	26,367,548	25,760,278	26,400,366	25,699,030

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net loss	$(9,920)	$(15,393)	$(23,779)	$(34,051)
Change in fair value due to credit risk on loan facility	(1,667)	1,530	(126)	438
Net unrealized gain (loss) on marketable securities	1	(18)	(14)	(107)
Comprehensive loss	$(11,586)	$(13,881)	$(23,919)	$(33,720)

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA MEDICAL, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except shares)

(Unaudited)

	Common Stock
	Shares	Amount	Company common stock held by the NQDC Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at March 31, 2025	26,434,658	$3	$(1,308)	$370,820	$(413)	$(373,673)	$(4,571)
Net loss	-	-	-	-	-	(9,920)	(9,920)
Stock-based compensation	-	-	-	2,671	-	-	2,671
Vesting of restricted stock units	62,116	-	-	-	-	-	-
Exercise of stock options	2,117	-	-	11	-	-	11
ESPP purchase	114,787	-	-	548	-	-	548
Distribution/diversification of Company common stock held by the NQDC Plan	-	-	12	-	-	-	12
Change in redemption value of share awards in NQDC Plan	-	-	-	23	-	-	23
Net unrealized gain on marketable securities	-	-	-	-	1	-	1
Change in fair value due to credit risk on loan facility	-	-	-	-	(1,667)	-	(1,667)
Balance at June 30, 2025	26,613,678	$3	$(1,296)	$374,073	$(2,079)	$(383,593)	$(12,892)

	Common Stock
	Shares	Amount	Company common stock held by the NQDC Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at March 31, 2024	25,789,051	$3	$(944)	$353,205	$(3,068)	$(316,627)	$32,569
Net loss	-	-	-	-	-	(15,393)	(15,393)
Stock-based compensation	-	-	-	3,978	-	-	3,978
Vesting of restricted stock units	53,918	-	-	-	-	-	-
Exercise of stock options	10,684	-	-	63	-	-	63
ESPP purchase	96,253	-	-	786	-	-	786
Distribution/diversification of Company common stock held by the NQDC Plan	-	-	(78)	78	-	-	-
Change in redemption value of share awards in NQDC Plan	-	-	-	400	-	-	400
Net unrealized loss on marketable securities	-	-	-	-	(18)	-	(18)
Change in fair value due to credit risk on loan facility	-	-	-	-	1,530	-	1,530
Balance at June 30, 2024	25,949,906	$3	$(1,022)	$358,510	$(1,556)	$(332,020)	$23,915

	Common Stock
	Shares	Amount	Company common stock held by the NQDC Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2024	26,354,042	$3	$(1,319)	$367,568	$(1,939)	$(359,814)	$4,499
Net loss	-	-	-	-	-	(23,779)	(23,779)
Stock-based compensation	-	-	-	5,346	-	-	5,346
Vesting of restricted stock units	62,116	-	-	-	-	-	-
Exercise of stock options	68,125	-	-	374	-	-	374
ESPP purchase	114,787	-	-	548	-	-	548
Distribution of Company common stock held by the NQDC Plan	-	-	159	15	-	-	174
Vesting of Company common stock held by the NQDC Plan	14,608	-	(136)	136	-	-	-
Change in redemption value of share awards in NQDC Plan	-	-	-	86	-	-	86
Net unrealized loss on marketable securities	-	-	-	-	(14)	-	(14)
Change in fair value due to credit risk on loan facility	-	-	-	-	(126)	-	(126)
Balance at June 30, 2025	26,613,678	$3	$(1,296)	$374,073	$(2,079)	$(383,593)	$(12,892)

	Common Stock
	Shares	Amount	Company common stock held by the NQDC Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2023	25,682,078	$3	$(1,130)	$350,039	$(1,887)	$(297,969)	$49,056
Net loss	-	-	-	-	-	(34,051)	(34,051)
Stock-based compensation	-	-	-	6,563	-	-	6,563
Vesting of restricted stock units	53,918	-	-	-	-	-	-
Exercise of stock options	117,657	-	-	694	-	-	694
ESPP purchase	96,253	-	-	786	-	-	786
Distribution/diversification of Company common stock held by the NQDC Plan	-	-	186	78	-	-	264
Vesting of Company common stock held by the NQDC Plan	-	-	(78)	78	-	-	-
Change in redemption value of share awards in NQDC Plan	-	-	-	272	-	-	272
Net unrealized loss on marketable securities	-	-	-	-	(107)	-	(107)
Change in fair value due to credit risk on loan facility	-	-	-	-	438	-	438
Balance at June 30, 2024	25,949,906	$3	$(1,022)	$358,510	$(1,556)	$(332,020)	$23,915

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA Medical, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six-Months Ended
	June 30, 2025	June 30, 2024
Cash flow from operating activities:
Net loss	$(23,779)	$(34,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of loan facility	(155)	1,615
Change in fair value of warrant liability	(1,532)	(1,190)
Depreciation and amortization	1,073	407
Stock-based compensation	5,369	6,618
Non-cash lease expense	438	427
Loss on fixed asset disposal	343	5
Loss on patent disposal	6	16
Remeasurement and foreign currency transaction gain	-	12
Excess and obsolete inventory related charges	543	234
Provision for credit losses	(6)	91
Amortization of premium of marketable securities	(193)	(1,152)
Non-cash changes in the fair value of NQDC plan	(1,097)	(380)
Changes in operating assets and liabilities:
Trade and other receivables	1,373	(1,144)
Prepaids and other current assets	375	(1,786)
Inventory	(810)	(1,347)
Operating lease liability	(467)	(447)
Corporate-owned life insurance ("COLI") asset	406	(215)
Other long-term assets	(294)	(118)
Accounts payable and accrued expenses	901	(1,402)
Accrued wages and fringe benefits	(2,510)	(348)
Current non-qualified deferred compensation liability	(1,709)	755
Other current liabilities	(403)	91
Non-qualified deferred compensation plan liability	1,607	(318)
Contract liabilities	(17)	(17)
Net cash used in operating activities	(20,538)	(33,644)
Cash flow from investing activities:
Purchase of marketable securities	(3,460)	(5,819)
Maturities of marketable securities	22,000	37,200
Purchase of plant and equipment	(745)	(3,799)
Patent filing fees	(13)	(84)
Net cash provided by investing activities	17,782	27,498
Cash flow from financing activities:
Proceeds from exercise of stock options	374	694
Employee stock purchase plan ("ESPP") purchases	548	786
Net cash provided by financing activities	922	1,480
Net decrease in cash and cash equivalents	(1,834)	(4,666)
Cash and cash equivalents beginning of the period	14,050	22,118
Cash and cash equivalents end of the period	$12,216	$17,452
Supplemental Disclosure of Cash Flow Information:
Income taxes paid during the period	$-	$19
Interest paid during the period	$2,479	$2,703
Non-cash investing activities:
Plant and equipment purchases not yet paid	$169	$342
Right-of-use-asset obtained in exchange for lease liabilities	$-	$2,026

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

The single-use RECELL Autologous Cell Harvesting Device (“RECELL Ease-of-Use” or “RECELL EOU”) is approved by the FDA for the treatment of thermal burn wounds and full-thickness skin defects. The Company's next-generation device, RECELL GO™ Autologous Cell Harvesting Device (“RECELL GO”), was approved by the FDA in May of 2024 to treat thermal burn wounds and full-thickness skin defects. RECELL GO introduces enhanced features that improve consistency and standardization across clinical settings. It consists of two components: a multi-use, AC-powered RECELL GO Processing Device (the “RPD”) and a RECELL GO Preparation Kit (the “RPK”). The RPK contains the single-use RECELL GO Cartridge, disaggregation head, RECELL Enzyme™, and other components. The RPD provides the control for the RPK, manages the pressure applied to disaggregate the donor skin cells, and precisely regulates the incubation times of the RECELL Enzyme and solutions to optimize cell yield and promote cell viability.

RECELL GO mini™ Autologous Cell Harvesting Device (“RECELL GO mini”), which was approved by the FDA in December of 2024, is a line extension of RECELL GO, designed specifically to treat smaller wounds up to 480 cm2. It utilizes the same RPD but features a RECELL GO mini Preparation Kit (the “mini RPK”), which includes a single-use RECELL GO mini Cartridge optimized for smaller skin samples. These modifications are intended to align with the needs of clinicians treating smaller wounds, and to support broader adoption of the RECELL GO platform in trauma centers.

The Company holds the rights to manufacture, market, sell, and distribute PermeaDerm®, a biosynthetic wound matrix, in the United States under the terms of an exclusive multi-year distribution agreement (the “Distribution Agreement”) and a contract manufacturing agreement (the “Manufacturing Agreement”) with Stedical Scientific, Inc. (“Stedical”). The Company also holds the rights to market, sell, and distribute Cohealyx™, a unique collagen-based dermal matrix, under the terms of an exclusive multi-year development and distribution agreement (the “Regenity Agreement”) with Collagen Matrix, Inc. dba Regenity Biosciences (“Regenity”). Under the terms of the Regenity Agreement, Regenity manufactures and supplies Cohealyx and the Company holds the exclusive marketing, sales, and distribution rights to this product under its private label in the U.S., and potentially in countries in the European Union, as well as in Australia and Japan. See Note 11 to the Consolidated Financial Statements for additional information regarding the Company’s commitments with Stedical and Regenity.

Liquidity, Capital Resources and Going Concern

The Company’s Consolidated Financial Statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. The Company has incurred operating losses and negative cash flows from operations since its inception and has an accumulated deficit of $383.6 million as of June 30, 2025. For the six months ended June 30, 2025 and 2024, the Company used $20.5 million and $33.6 million of cash, respectively, in its operating activities. For the years ended December 31, 2024 and 2023, the Company used $48.9 million and $38.0 million of cash, respectively, in its operating activities. As of June 30, 2025, the Company had cash, cash equivalents, and marketable securities of $15.7 million. Historically, the Company has funded its operations principally through the sales of its products, issuance of equity securities, and debt financing.

In connection with the Long-term debt described in Note 6 to the Consolidated Financial Statements, the Company will need to be in compliance with a minimum trailing 12-month net revenue at the end of each quarter and maintain a minimum quarterly cash and cash equivalents balance. The Company was not in compliance with the trailing 12-month net revenue covenants for the first quarter of 2025 and the second quarter of 2025. On March 31, 2025, the Company received a waiver related to the trailing 12-month net revenue covenant for the first quarter of 2025, which was set at $73.0 million. On June 30, 2025, the Company received a waiver related to the trailing 12-month net revenue covenant for the second quarter of 2025, which was set at $78.0 million. On August 7, 2025, the Company amended the Credit Agreement (as defined in Note 6 to the Consolidated Financial Statements), to amend the trailing 12-month revenue covenant to $73.0 million for the quarter ending September 30, 2025, to $77.0 million for the quarter ending December 31, 2025, to $90.0 million for the quarter ending March 31, 2026, and to $103.0 million for the quarter ending June 30, 2026. The $115.0 million revenue covenant for all subsequent quarters through the date of debt maturity remains in effect. See Note 16 to the Consolidated Financial Statements for additional information regarding the amendment. As of June 30, 2025, the Company was in compliance with all other quantitative financial covenants in the Credit Agreement.

Based on the Company’s liquidity position at June 30, 2025 and the Company’s current forecast of operating results and cash flows, management has determined that, absent any mitigating action, it is probable the Company will not be able to maintain compliance of the minimum cash balance covenant pursuant with the terms of its Credit Agreement within the next twelve months following the date of issuance of the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. Should such situation arise, the Lender (as defined in Note 6 to the Consolidated Financial Statements) could exercise its right to accelerate repayment of the outstanding debt. These events and conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As a result of this conclusion, and due to the Company’s current debt servicing obligations, the long-term portion of the credit facility has been classified as a current liability in the accompanying Consolidated Financial Statements as of June 30, 2025. On August 7, 2025, the Company obtained a waiver related to these debt service obligations.

The Company is actively evaluating strategies to obtain the required additional funding for future operations. These strategies include, but are not limited to, obtaining additional equity financing, issuing debt or entering into other financing agreements. The Company intends to raise capital through the issuance of equity securities. In April 2023, the Company filed a Registration Statement on Form S-3 with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants or any combination thereof for up to an aggregate of $200.0 million, of which 3,799,164 shares of the Company’s common stock may be issued and sold pursuant to an at-the-market offering program for sales of the Company’s common stock under a sales agreement with Cowen and Company, LLC. However, there can be no assurance that such funding will be available to the Company when needed, either on favorable terms or at all.

The Company’s Consolidated Financial Statements do not include any adjustments to the carrying amount of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

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

Use of Estimates

The preparation of the accompanying Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts (including the stand-alone selling price (“SSP”) for the RPD, allowance for credit losses, reserves for inventory excess and obsolescence, carrying value of long-lived assets, the useful lives of long-lived assets, accounting for marketable securities, income taxes, fair value of loan facility, fair value of warrants and stock-based compensation) and related disclosures. Estimates have been prepared based on the current and available information. However, actual results could differ from estimated amounts.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held at deposit institutions and cash equivalents. Cash equivalents consist primarily of money market funds. Cash equivalents also include short-term highly liquid investments with original maturities of three months or less from the date of purchase. The Company holds cash at deposit institutions in the amount of $1.6 million and $2.3 million as of June 30, 2025 and December 31, 2024, respectively. The Company does not have cash on deposit denominated in foreign currency in foreign institutions as of June 30, 2025 and December 31, 2024. As of June 30, 2025 and December 31, 2024, the Company held cash equivalents in the amounts of $10.6 million and $11.7 million, respectively.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, trade receivables, and debt and other liabilities. As of June 30, 2025 and December 31, 2024, substantially all the Company’s cash and cash equivalents were deposited in accounts at financial institutions, and those deposited amounts exceed federally insured limits and are subject to the risk of bank failure.

As of June 30, 2025, no single commercial customer accounted for more than 10% of net accounts receivable. As of December 31, 2024, two commercial customers accounted for more than 10% of accounts receivable. Customer A constituted 21% of the accounts receivable, while Customer B represented 11%. For the three-months and six-months ended June 30, 2025 and 2024, no single customer accounted for more than 10% of revenues.

Revenue Recognition

The Company generates revenues primarily from:

•
The sale of RECELL EOU, RPK and mini RPK (collectively, the “RPKs”), PermeaDerm and Cohealyx products to hospitals, other treatment centers, and distributors.
•
Lease revenue for the RPD.

The Company’s sale of the RECELL EOU, PermeaDerm and Cohealyx products are accounted for under ASC 606, Revenue from contracts with customers (“ASC 606”). Revenue for the RECELL System is disaggregated between two accounting standards: (1) ASC 606 for the RPKs and (2) ASC 842, Leases (“ASC 842”) for the RPD.

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

When accounting for a contract that contains multiple performance obligations, the Company must develop judgmental assumptions to determine the estimated SSP for each performance obligation identified in the contract. The Company utilizes the observable SSP when available, which represents the price charged for the promised product or service when sold separately. When the SSP for the Company’s products or services are not directly observable, the Company determines the SSP using relevant information available and apply suitable estimation methods including, but not limited to, the cost-plus margin approach. The Company then allocates the transaction price to each performance obligation based on the relative SSP and recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) control is transferred to the customer and the performance obligation is satisfied.

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

3. Marketable Securities

The following table summarizes the amortized cost and estimated fair values of securities available-for-sale:

	As of June 30, 2025
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
(in thousands)
Cash equivalents:
Money market funds	$3,626	$-	$-	$3,626
U.S. Treasury securities	6,995	-	-	6,995
Total cash equivalents	$10,621	$-	$-	$10,621
Current marketable securities:
U.S. Treasury securities	$3,474	$-	$-	$3,474
Total current marketable securities	$3,474	$-	$-	$3,474

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
(in thousands)
Cash equivalents:
Money market funds	$11,720	$-	$-	$11,720
Total cash equivalents	$11,720	$-	$-	$11,720
Current marketable securities:
U.S. Treasury securities	$21,821	$14	$-	$21,835
Total current marketable securities	$21,821	$14	$-	$21,835

The maturities of the Company’s available-for-sale securities are summarized in the following table using contractual maturities. Actual maturities may differ from contractual maturities due to obligations that are called or prepaid.

	As of June 30, 2025		As of December 31, 2024
(in thousands)	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Due in one year or less	$3,474	$3,474	$21,821	$21,835

Unrealized gains and losses, net of any related tax effects for available-for-sale securities are excluded from earnings and are included in other comprehensive loss and reported as a separate component of stockholders' equity until realized. Realized gains and losses on marketable securities are included in Other income, net, in the accompanying Consolidated Statements of Operations. The Company had a net unrealized loss of $0 and net unrealized gain of $14,000 as of June 30, 2025 and December 31, 2024, respectively. The Company did not have sales of investments during the three-months and six-months ended June 30, 2025 and 2024 that resulted in realized gains or losses. As of June 30, 2025 and December 31, 2024, the Company did not recognize credit losses. The Company has accrued interest income receivable of $31,000 and $121,000 as of June 30, 2025 and December 31, 2024, respectively, recorded in Prepaids and other current assets in the Consolidated Balance Sheets.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	As of June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$3,626	$-	$-	$3,626
U.S. Treasury securities	-	6,995	-	6,995
Total cash equivalents	$3,626	$6,995	$-	$10,621
Current marketable securities:
U.S. Treasury securities	$-	$3,474	$-	$3,474
Total current marketable securities	$-	$3,474	$-	$3,474
Total marketable securities and cash equivalents	$3,626	$10,469	$-	$14,095
Financial liabilities:
Loan facility	$-	$-	$42,216	$42,216
Warrant liabilities	768	-	1,132	1,900
Non-qualified deferred compensation plan liability	-	4,139	-	$4,139
Total financial liabilities	$768	$4,139	$43,348	$48,255
Financial assets:
Corporate-owned life insurance policies	$-	$2,913	$-	$2,913
Total financial assets	$-	$2,913	$-	$2,913

	As of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$11,720	$-	$-	$11,720
Total cash equivalents	$11,720	$-	$-	$11,720
Current marketable securities:
U.S. Treasury securities	$-	$21,835	$-	$21,835
Total current marketable securities	$-	$21,835	$-	$21,835
Total marketable securities and cash equivalents	$11,720	$21,835	$-	$33,555
Financial liabilities:
Loan facility	$-	$-	$42,245	$42,245
Warrant liability	-	-	3,432	3,432
Non-qualified deferred compensation plan liability	-	5,063	-	5,063
Total financial liabilities	$-	$5,063	$45,677	$50,740
Financial assets:
Corporate-owned life insurance policies	$-	$3,006	$-	$3,006
Total financial assets	$-	$3,006	$-	$3,006

The following table presents the summary of changes in the fair value of the Company’s Level 3 financial instruments:

	As of June 30, 2025		As of December 31, 2024
(in thousands)	Loan facility	Warrant liability	Loan facility	Warrant liability
Balance beginning of period	$42,245	$3,432	$39,812	$3,158
Change in fair value in earnings	(155)	(2,300)	2,463	274
Change in fair value in other comprehensive loss	126	-	(30)	-
Balance end of period, at fair value	$42,216	$1,132	$42,245	$3,432

The Company’s Level 1 assets include money market instruments and are valued based upon observable market prices. The Company’s Level 1 liabilities include the Penny Warrants (as defined below) and are valued based upon observable market prices. Level 2 assets consist of U.S Treasury securities and U.S. Government Agency obligations. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. The corporate-owned life insurance contracts are recorded at cash surrender value, which approximates the fair value and is categorized as Level 2. Non-qualified deferred compensation plan liability is measured at fair value based on quoted prices of identical instruments to the investment vehicles selected by the participants and it is recorded as Level 2. There were no transfers between fair value measurement levels during the periods ended June 30, 2025 and December 31, 2024.

Loan Facility

The fair value of the loan facility was determined using a Monte Carlo Simulation (“MCS”) in order to predict the probability of different outcomes. The valuation was performed based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the loan facility is recorded in the Consolidated Balance Sheets. The fair value is estimated by the Company each reporting period and the change in the fair value is recorded in both earnings and other comprehensive income depending on the instrument's inherent credit risk and market risk related to the loan facility valuation.

As the loan facility is subject to net revenue requirements, the valuation of the loan facility was determined using MCS. The underlying metric to be simulated is the projected Trailing Twelve Month (“TTM”) revenues at each quarter end through the maturity date of October 18, 2028. Based on the simulated metric, the different levels of simulated TTM revenues may trigger different discounted cash flow scenarios in which the TTM revenues are lower than the targeted revenues per the Credit Agreement (as defined in Note 6 to the Consolidated Financial Statements) or the TTM revenues are equal to or higher than the targeted revenues per the Credit Agreement, as discussed in Note 6 to the Consolidated Financial Statements. MCS performs 100,000 iterations of various simulated revenues to determine the fair value of the loan facility.

The below assumptions were used in the MCS:

	June 30, 2025	December 31, 2024
Risk-free interest rate	3.65%	4.25%
Revenue volatility	63.00%	63.00%
Revenue discount rate	16.50%	14.11%

Warrant Liabilities

On February 13, 2025, the Company issued 145,180 warrants with an exercise price of $0.01 per share (the “Penny Warrants”). The Penny Warrants were issued in connection with the Credit Agreement. The fair value of the Penny Warrants liability was determined based on quoted prices in active markets, which represents a Level 1 measurement within the fair value hierarchy. The fair value of the Penny Warrants liability, which is reported within Warrant liabilities on the Consolidated Balance Sheets, is estimated by the Company based on the closing price of the Company’s Common Stock as quoted on the Nasdaq Capital Market (“Nasdaq”) under the ticker code, “RCEL.”

On the Closing Date of the Credit Agreement, the Company issued 409,661 warrants with an exercise price of $10.9847 per share (the “$10.9847 Warrants”). The fair value of the $10.9847 Warrants liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the $10.9847 Warrants liability, which is reported within Warrant liabilities on the Consolidated Balance Sheets, is estimated by the Company based on the Black-Scholes option pricing model with the following key inputs:

	June 30, 2025	December 31, 2024
Price of common stock	$5.29	$12.80
Expected term	8.31 years	8.80 years
Expected volatility	58.72%	48.89%
Exercise price	$10.9847	$10.9847
Risk-free interest rate	4.06%	4.49%
Expected dividends	0.00%	0.00%

5. Revenues

The Company generates revenues primarily from:

•
The sale of EOU, RECELL GO RPK, RECELL GO mini RPK, PermeaDerm, and Cohealyx products to hospitals, other treatment centers, and distributors.
•
Lease revenue for the RECELL GO RPD.

EOU, PermeaDerm, and Cohealyx Sales

The Company’s sale of the EOU, PermeaDerm and Cohealyx products are accounted for under ASC 606, as discussed in Note 2 to the Consolidated Financial Statements. See Note 11 to the Consolidated Financial Statements for additional information regarding the Company’s commitments with Stedical and Regenity.

RECELL GO and RECELL GO mini Sales

Revenue for the RECELL GO device is disaggregated between two accounting standards: (1) ASC 606 for the RPK and (2) ASC 842 for the RPD. The RECELL GO and RECELL GO mini devices consist of single-use RPKs and a durable AC powered device, the RPD. The Company enters into contracts with customers where it receives consideration for the single-use RPKs and does not receive additional consideration for the RPD. The consideration in the contract is allocated based on the SSP. Upon sale of the RPKs, the consideration is allocated to the lease and non-lease components. Consideration received for the RPK is recorded in Sales revenues in the Consolidated Statement of Operations and consideration for the lease is recorded in Lease revenue in the Consolidated Statement of Operations. During the three and six-months ended June 30, 2025, the Company recorded approximately $9.3 million and $19.0 million in Sales revenue related to the RPKs, respectively, and $192,000 and $381,000 in Lease revenue related to the RPD, respectively, in the Consolidated Statement of Operations. During the three and six-months ended June 30, 2024, the Company recorded approximately $613,000 in Sales revenue related to the RPK and $12,000 related to Lease revenue related to the RPD in the Consolidated Statement of Operations.

Distributor Transactions

For international markets, the Company exclusively partners with third-party distributors (currently, COSMOTEC in Japan, PolyMedics Innovation GmbH in Germany, Joint Operations Ltd in the United Kingdom, and Revolution Surgical Pty Ltd in Australia and New Zealand). Revenue recognition occurs when the distributors obtain control of the product. The terms of sales transactions through distributors are generally consistent with the terms of direct sales to customers and do not contain return rights. These transactions are accounted for in accordance with the Company’s revenue recognition policy described in Note 2 to the Consolidated Financial Statements.

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

Contract Assets and Contract Liabilities

Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance for which the Company does not have the right to payment. As of June 30, 2025 and December 31, 2024, the Company does not have any contract assets.

Contract liabilities are recorded when the Company receives payment prior to satisfying its obligation to transfer goods to a customer. The Company had unsatisfied performance obligations of $340,000 and $357,000 as of June 30, 2025 and December 31, 2024, respectively. These balances are classified between current and long-term. As of June 30, 2025 and December 31, 2024, a total of $33,000 was included in Other current liabilities and $307,000 and $324,000, respectively, in Contract liabilities in the Consolidated Balance Sheets. As of December 31, 2023, the Company had an unsatisfied performance obligation of $390,000.

For the three and six-months ended June 30, 2025, the Company recognized revenue of approximately $64,000 and $128,000, respectively, for amounts included in the beginning balance in Contract liabilities. For the three and six-months ended June 30, 2024, the Company recognized revenue of approximately $64,000 and $100,000, respectively, for amounts included in the beginning balance in Contract liabilities.

Remaining Performance Obligations

The Company’s remaining performance obligations are calculated as the dollar value of the remaining unsatisfied performance obligations on executed contracts. The estimated revenue expected to be recognized in the future once the performance obligations are satisfied under the Company’s existing customer agreements was $340,000 and $357,000 as of June 30, 2025 and December 31, 2024, respectively. These amounts are classified between current and long-term in Other current liabilities and Contract liabilities in the Consolidated Balance Sheets. The Company expects to recognize approximately $33,000 as revenue in the next twelve months.

Cost to Obtain and Fulfill a Contract

Contract fulfillment costs include commissions and shipping expenses. The Company has opted to immediately expense the incremental cost of obtaining a contract when the underlying related asset would have been amortized over one year or less. The Company generally does not incur costs to obtain new contracts.

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers into geographical regions, by customer type and by product. As noted in the segment footnote (Note 10 to the Consolidated Financial Statements), the Company’s business consists of one reporting segment. A reconciliation of revenue by geographical region, customer type and product is provided in Note 10.

6. Loan Facility

On October 18, 2023 (the “Closing Date”) the Company entered into a credit agreement, by and between the Company, as borrower, and an affiliate of OrbiMed Advisors, LLC (the “Lender”) as the lender and administrative agent (the “Credit Agreement”). The Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $90.0 million, of which (i) $40.0 million was made available on the Closing Date (the “Initial Commitment Amount”), (ii) $25.0 million would be made available, at the Company’s discretion, on or prior to December 31, 2024, subject to certain net revenue requirements, and (iii) $25.0 million would be made available, at the Company’s discretion, on or prior to June 30, 2025, subject to certain net revenue covenants (the “Loan Facility”). The maturity date of the Credit Agreement is October 18, 2028 (“Maturity Date”). On the Closing date, the Company closed on the Initial Commitment Amount, less certain fees and expenses payable to or on behalf of the Lender. The Company received net proceeds of $38.8 million upon closing after deducting the Lender's transaction costs in connection with the Loan Facility.

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

On February 13, 2025, the Lender and the Company mutually agreed to a fourth amendment (the “Fourth Amendment”) to the Credit Agreement. Under the terms of the Fourth Amendment, the Company and the Lender mutually agreed to amend the trailing 12-month revenue covenant to $73.0 million for the quarter ending March 31, 2025, to $78.0 million for the quarter ending June 30, 2025, to $84.0 million for the quarter ending September 30, 2025, to $92.0 million for the quarter ending December 31, 2025 and to $103.0 million for the quarter ending March 31, 2026, and the Lender received the Penny Warrants. The $115.0 million revenue covenant for all subsequent quarters through the Maturity Date remains in effect. On March 31, 2025, the Company received a waiver related to the trailing 12-month revenue covenant for the first quarter of 2025, and paid the Lender a fee. On June 30, 2025, the Company received a waiver related to the trailing 12-month revenue covenant for the second quarter of 2025. Subsequent to June 30, 2025, the Lender and the Company mutually agreed to a fifth amendment to the Credit Agreement, see Note 16 to the Consolidated Financial Statements for additional information.

All obligations under the Credit Agreement are guaranteed by all of the Company’s wholly owned subsidiaries (subject to certain exceptions) and secured by substantially all of the Company's and each guarantor's assets. The loan will be due in full on the Maturity Date unless the Company elects to repay the principal amount at any time prior to the Maturity Date. Upon prepayment, the Company will owe an exit fee of 3% on the principal amount of the loans as well as the applicable repayment premium. The repayment premium varies between 0.0% - 3.0% of the principal amount of the loan, depending on certain conditions that are defined in the Credit Agreement. The repayment premium may also incorporate the make-whole amount. The make-whole amount represents the remaining scheduled interest payments on the Loan Facility during the period commencing on the prepayment date through the 24-month anniversary of the Closing Date. The Credit Agreement further states that the Company will be required to repay portions of the principal amount of the Loan Facility if the Company does not achieve certain net revenue thresholds. If, for any quarter until the Maturity Date, the Company’s net revenue does not equal or exceed the applicable trailing 12-month amount as set forth in the Credit Agreement, then the Company shall repay, in equal quarterly installments of 5.0% of the outstanding principal amount of the Loan Facility on the date the net revenue amount was not satisfied, together with the exit fee and repayment premium, if applicable. The Company shall repay amounts outstanding in full immediately upon an acceleration as a result of an event of default as set forth in the Credit Agreement, together with a repayment premium and other fees. As of June 30, 2025, the Company has not made any repayments on the outstanding debt balance.

During the term of the Credit Agreement, interest payable in cash by the Company shall accrue on any outstanding debt at a rate per annum equal to the greater of (x) the SOFR rate for such period and (y) 4.00% plus, in either case, 8.00%. As of June 30, 2025, the interest rate was 12.33%. During an event of default, any outstanding amount will bear interest at a rate of 4.00% in excess of the otherwise applicable rate of interest. The Company paid certain fees with respect to the Credit Agreement, including an upfront fee, an unused fee on the undrawn portion of the Loan Facility, and certain fees related to amendments to the Credit Agreement; continues to pay an administration fee; and may have to pay a repayment premium and an exit fee, as well as certain other fees and expenses of the Lender.

The Credit Agreement contains certain customary events of default, including: nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; material defaults on other indebtedness; bankruptcy and insolvency events; material monetary judgments; loss of certain key permits, persons and contracts; material adverse effects; certain regulatory matters; and any change of control. On June 30, 2025, the Company received a waiver related to the trailing 12-month revenue covenant for the second quarter of 2025, which was set at $78.0 million. As of June 30, 2025, the Company was in compliance with all other financial covenants in the Credit Agreement.

Each of the Credit Agreement and the Pledge and Security Agreement entered into by the Company, the guarantors and the Lender on October 18, 2023 (the “Pledge and Security Agreement”) contains a number of customary representations, warranties, and covenants that, among other things, will limit or restrict the ability of the Company and its subsidiaries to (subject to certain qualifications and exceptions): create liens and encumbrances; incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends or make other payments in respect of their capital stock; amend certain material documents; redeem or repurchase certain debt; engage in certain transactions with affiliates; and enter into certain restrictive agreements. In addition, the Company and the guarantors will be required to maintain at least $10.0 million of unrestricted cash and cash equivalents.

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

As permitted under ASC 825, Financial Instruments, the Company elected the fair value option to record the loan facility and warrants with changes in fair value recorded in the Consolidated Statements of Operations in Other income, net. Changes related to instrument-specific credit risk are revalued by comparing the amount of the total change in fair value of the loan facility to the amount of change in fair value that would have occurred if the Company’s credit spread had not changed between the reporting periods, and is recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets. The difference between the fair value of the loan facility and the unpaid principal balance of $40.0 million is an additional liability of $2.2 million as of June 30, 2025 and December 31, 2024, respectively. For changes in fair value, refer to Note 4 to the Consolidated Financial Statements.

7. Inventory

The composition of the inventory is as follows (in thousands):

	As of
	June 30, 2025	December 31, 2024
Raw materials	$2,381	$2,449
Work in process	147	389
Finished goods	5,008	4,431
Total inventory	$7,536	$7,269

The Company values its inventories to reflect the lower of cost or net realizable value. Charges for estimated excess and obsolescence are recorded in Cost of sales in the Consolidated Statements of Operations and were $230,000 and $151,000 for the three-months ended June 30, 2025 and 2024, respectively, and $543,000 and $234,000 for the six-months ended June 30, 2025 and 2024, respectively.

8. Intangible Assets

The composition of intangible assets, net is as follows (in thousands):

		As of June 30, 2025			As of December 31, 2024
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Carry Amount	Gross Amount	Accumulated Amortization	Net Carry Amount
Patent 1	12	136	(51)	85	136	(46)	90
Patent 2	13	238	(78)	160	238	(61)	177
Patent 3	18	116	(20)	96	108	(25)	83
Patent 4	19	73	(11)	62	67	(9)	58
Patent 5	17	55	(5)	50	46	(3)	43
Patent 6	2	120	(69)	51	121	(42)	79
Regenity License	10	5,000	(250)	4,750	5,000	(14)	4,986
Trademarks	Indefinite	54	-	54	54	-	54
Total intangible assets		$5,792	$(484)	$5,308	$5,770	$(200)	$5,570

For the three-months and six-months ended June 30, 2025 and 2024, the Company did not identify any events or changes in circumstances that indicated that the carrying value of its intangibles may not be recoverable. As such, there was no impairment of intangible assets recognized for the three and six-months ended June 30, 2025 and 2024. Amortization expense of intangibles included in the Consolidated Statements of Operations was $152,000 and $17,000 for the three-months ended June 30, 2025 and 2024, respectively, and $288,000 and $34,000 for the six-months ended June 30, 2025 and 2024, respectively. Due to Regenity receiving 510(k) clearance for Cohealyx in December 2024, the Company recorded a license (the “Regenity License”) of $5.0 million. For further details refer to Note 11 to the Consolidated Financial Statements.

The Company expects the future amortization of amortizable intangible assets held at June 30, 2025 to be as follows (in thousands):

Estimated Amortization Expense
Remainder of 2025	$310
2026	571
2027	542
2028	542
2029	542
Thereafter	2,747
Total	$5,254

9. Plant and Equipment

The composition of plant and equipment, net is as follows (in thousands):

		As of
	Useful Lives	June 30, 2025	December 31, 2024
Computer equipment	3 - 5 years	$1,862	$1,645
Computer software	3 years	938	836
Construction in progress (“CIP”)		85	442
Furniture and fixtures	7 years	1,221	1,177
Laboratory and other equipment	3 - 5 years	1,234	954
Leasehold improvements	Lesser of life or lease term	4,840	4,607
RECELL molds	5 years	606	503
RECELL GO RPD CIP		1,031	1,464
RECELL GO RPD		503	453
Operating lease assets - RPD	200 uses	1,626	1,384
Less: accumulated amortization and depreciation		(4,257)	(3,447)
Total plant and equipment, net		$9,689	$10,018

Construction in progress consists primarily of leasehold improvements, and RECELL GO RPD CIP consists of materials for the manufacture of the RPDs. RPDs have a useful life of 200 uses and are being amortized based on customer usage as determined by orders placed for the sales of the RPKs. RECELL GO RPD represents assets available to be leased by customers and are not depreciated until leased.

Depreciation expense related to plant and equipment was $400,000 and $187,000 for the three-months ended June 30, 2025 and 2024, respectively, and $785,000 and $373,000 for the six-months ended June 30, 2025 and 2024, respectively. No impairment was recorded for the three and six-months ended June 30, 2025 and 2024.

Lessor Arrangements

As discussed in Note 5 to the Consolidated Financial Statements, the contracts for the RECELL GO device include an operating lease for the customer’s right to use the RPD. The lease arrangement does not contain fixed consideration. Variable lease payments are not included in the calculation of consideration at lease inception. The variable consideration related to the lease is allocated based on the SSP and is recognized when control of the RPKs is transferred to the customer.

The table below summarizes the Company's Lease revenue as presented in the Consolidated Statement of Operations for the three and six-months ended June 30, 2025 and 2024.

	Three-Months Ended		Six-Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Variable lease revenue	$192	$12	$381	$12

Assets held for lease and included in Plant and equipment consisted of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Rental RPD assets	$1,626	$1,384
Accumulated depreciation	(73)	(47)
Net rental RPD assets	$1,553	$1,337

10. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. Long-lived assets are primarily located in the United States as of June 30, 2025 and December 31, 2024.

Revenue by region for the three and six-months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue by region:
United States	$17,896	$14,582	$35,652	$25,114
Japan	427	389	1,061	850
European Union	-	103	49	155
Australia	40	61	80	78
United Kingdom	55	60	90	102
Total	$18,418	$15,195	$36,932	$26,299

Revenue by customer type for the three and six-months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue by customer type:
Commercial sales	$18,354	$15,131	$36,804	$26,199
Deferred commercial revenue recognized	8	8	17	17
BARDA revenue for right of first access	56	56	111	83
Total	$18,418	$15,195	$36,932	$26,299

Commercial revenue by product for the three and six-months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Commercial revenue by product:
RECELL	$16,819	$14,791	$34,494	$25,752
Other wound care products	1,343	328	1,929	435
Lease revenue	192	12	381	12
Total commercial sales	$18,354	$15,131	$36,804	$26,199

Consolidated net loss by segment for the three and six-months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Total revenues	$18,418	$15,195	$36,932	$26,299
Purchases of inventory	(3,277)	(1,841)	(5,775)	(3,078)
Other cost of sales	(192)	(270)	(528)	(546)
Gross profit	14,949	13,084	30,629	22,675
Operating expenses:
Sales and marketing	(14,314)	(16,302)	(29,147)	(28,942)
General and administrative	(6,666)	(7,519)	(13,057)	(16,481)
Research and development	(5,117)	(4,887)	(11,400)	(10,081)
Total operating expenses	(26,097)	(28,708)	(53,604)	(55,504)
Operating loss	(11,148)	(15,624)	(22,975)	(32,829)
Interest expense	(1,252)	(1,347)	(2,485)	(2,703)
Other income, net	2,484	1,611	1,693	1,544
Loss before income taxes	(9,916)	(15,360)	(23,767)	(33,988)
Income tax expense	(4)	(33)	(12)	(63)
Net loss	$(9,920)	$(15,393)	$(23,779)	$(34,051)

11. Commitments and Contingencies

The Company is subject to certain contingencies arising in the ordinary course of business. The Company records accruals for these contingencies to the extent that a loss is both probable and reasonably estimable. If some amount within a range of loss appears more likely than any other amount within the range, that amount is accrued. Alternatively, when no amount within a range of loss appears to be a better estimate than any other amount, the lowest amount in the range is accrued. The Company expenses legal costs associated with loss contingencies as incurred. As of June 30, 2025 and December 31, 2024, the Company did not have any outstanding or threatened litigation that would have a material impact on the Consolidated Financial Statements.

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

On March 17, 2025, the Company and Stedical entered into an Amendment Two (the “Amendment”) of the Distribution Agreement. Under the terms of the Amendment, the Company’s share of revenue from PermeaDerm sales increased from 50% to 60% and Stedical becomes eligible for certain milestone payments conditioned upon AVITA Medical’s achievement of specified sales targets. For 2025, the Company is required to reach $6.0 million in gross sales of PermeaDerm. For every year thereafter, the Company must achieve a minimum 20% increase in revenue from sales of PermeaDerm. In the event the Company fails to achieve the specified growth rate for two subsequent years, the Company will be required to make a cash payment to Stedical equal to the difference between what Stedical would have received if that growth target had been met for that second year and the amount of payments that were made to Stedical during that second year. In addition, under the terms of the Amendment, Stedical’s share from the sale of PermeaDerm is reduced by the Company’s actual cost to manufacture PermeaDerm. The Amendment revises the initial term of the Distribution Agreement to ten years from the date of the Amendment.

Simultaneously to entering into the Amendment, on March 17, 2025, the Company entered into the Manufacturing Agreement with Stedical to manufacture PermeaDerm in the United States for the purposes of (i) sale in the United States under the terms of the Distribution Agreement and (ii) sale to Stedical for sale or distribution outside of the United States. The initial term of the Manufacturing Agreement is for ten years.

Development and Distribution Agreement with Regenity

On July 31, 2024, the Company entered into the Regenity Agreement to market, sell, and distribute Cohealyx, a unique collagen-based dermal matrix under the Company's private label in the U.S., with the potential to commercialize the product in countries in the European Union, as well as in Japan and Australia. The initial term of the Regenity Agreement is five years, with an automatic extension of an additional five years, contingent upon meeting certain criteria. The Regenity Agreement also requires the Company to meet certain revenue targets, which may be reduced by the amount of product purchased during a given year, in order to maintain its exclusive distribution rights. In the event the Company fails to meet those revenue targets, the Company will be required to make a cash payment to Regenity equal to the difference between what Regenity would have received if the revenue target was met and the amount of payments that were made to Regenity during the year.

Under the terms of the Regenity Agreement, the Company made a $2.0 million payment upon receipt of 510(k) clearance by Regenity in December 2024. The Company has a further obligation to make up to an additional $3.0 million payment on or before January 4, 2026 to guarantee development and manufacturing capacity (and related resources), contingent on positive results of certain clinical studies related to Cohealyx. As such, upon Regenity receiving 501(k) clearance in December 2024, the Company recorded $5.0 million in Intangible assets, net on the Consolidated Balance Sheets. As of June 30, 2025 and December 31, 2024, the Company recorded $3.0 million in Contingent liability and $3.0 million in Contingent liability, long-term, respectively, on the Consolidated Balance Sheets.

12. Common and Preferred Stock

The Company’s CHESS Depositary Interests (“CDIs”) are quoted on the ASX under the ticker code, “AVH.” The Company’s shares of Common stock are quoted on Nasdaq under the ticker code, “RCEL.” One share of Common stock on Nasdaq is equivalent to five CDIs on the ASX.

The Company is authorized to issue 200,000,000 shares of Common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. As of June 30, 2025 and December 31, 2024, 26,613,678 and 26,354,042 shares of Common stock, respectively, were issued and outstanding and no shares of Preferred stock were issued and outstanding during any period.

Common stock held in the rabbi trust is classified in a manner similar to treasury stock and presented separately on the Consolidated Balance Sheets as Common stock held by the NQDC Plan. As of June 30, 2025 and December 31, 2024, a total of 125,276 and 244,218 shares awards have been deferred, respectively. Vested shares are converted to Common stock and are reclassified to permanent equity.

13. Stock-Based Payment Plans

On June 4, 2025, at the Company’s 2025 Annual Meeting of Stockholders (the “2025 Annual Meeting”), the Company’s stockholders approved an amendment to the 2020 Omnibus Incentive Plan, Amended and Restated (the “Amended and Restated Plan”) to increase the share reserve by an additional 2,500,000 shares of Common stock for a total of 6,750,000 shares of Common stock issuable under the Amended and Restated Plan. At the 2025 Annual Meeting, the Company’s stockholders also approved the issuance of 4,295 service only share options and 10,022 tenure-based RSUs to each of the Company’s six non-executive members of the Board of Directors, as well as the issuance of 520,000 service only share options to the CEO in accordance with ASX rules. These awards are subject to vesting conditions as denoted in the individual agreements.

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

Stock-Based Payment Expenses

Stock-based payment transactions are recognized as compensation expense based on the fair value of the instrument on the date of grant. The Company uses the graded-vesting method to recognize compensation expense. Compensation cost is reduced for forfeitures as they occur in accordance with ASU 2016-09, Simplifying the Accounting for Share-Based Payment. No income tax benefit was recognized in the Consolidated Statements of Operations for stock-based payment arrangements for the three-months ended June 30, 2025 and 2024.

The Company has included stock-based compensation expense for all equity awards and the ESPP as part of operating expenses in the accompanying Consolidated Statements of Operations as follows:

	Three-Months Ended		Six-Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Sales and marketing expenses	$594	$1,461	$1,098	$1,988
General and administrative expenses	1,439	2,068	3,017	3,729
Research and development expenses	636	498	1,246	901
Total	$2,669	$4,027	$5,361	$6,618

A summary of share option activity as of June 30, 2025, and changes during the period ended, is presented below:

	Service Only Share Options	Performance-Based Share Options	Total Share Options
Outstanding shares at December 31, 2024	3,349,037	191,171	3,540,208
Granted	1,920,770	-	1,920,770
Exercised	(54,667)	(13,458)	(68,125)
Expired	(117,571)	(5,824)	(123,395)
Forfeited	(118,894)	(588)	(119,482)
Outstanding shares at June 30, 2025	4,978,675	171,301	5,149,976
Exercisable at June 30, 2025	1,590,825	155,899	1,746,724
Vested and expected to vest - June 30, 2025	4,978,675	171,301	5,149,976

A summary of the status of the Company’s unvested RSUs as of June 30, 2025, and changes that occurred during the period, is presented below:

Unvested Shares	Tenure-Based RSUs	Performance Condition RSUs	Total RSUs
Unvested RSUs outstanding at December 31, 2024	109,315	7,881	117,196
Granted	60,132	-	60,132
Vested	(74,099)	(2,625)	(76,724)
Forfeited	(1,100)	-	(1,100)
Unvested RSUs outstanding at June 30, 2025	94,248	5,256	99,504

14. Income Taxes

Tax expense for the three-months ended June 30, 2025 and 2024 was $4,000 and $33,000, respectively. Tax expense for the six-months ended June 30, 2025 and 2024 was $12,000 and $63,000, respectively. These amounts are related to state minimum taxes.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA makes significant U.S. tax law changes and modifications, including accelerated tax deductions for qualified property and domestic research expenditures, and business interest expense limitations. The Company is assessing the impact of the OBBBA to its Consolidated Financial Statements.

15. Net Loss per Share

The following is a reconciliation of the basic and diluted loss per share computations:

	Three-Months Ended		Six-Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
(in thousands, except per share amounts)
Net loss	$(9,920)	$(15,393)	$(23,779)	$(34,051)
Weighted-average common shares—outstanding, basic and diluted	26,368	25,760	26,400	25,699
Net loss per common share, basic and diluted	$(0.38)	$(0.60)	$(0.90)	$(1.32)

	Three-Months Ended		Six-Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Anti-dilutive shares excluded from diluted net loss per common share:
Stock options	5,149,976	3,843,029	5,149,976	3,843,029
Restricted stock units	99,504	214,310	99,504	214,310
ESPP	58,959	100,895	58,959	100,895
Warrants	554,841	409,661	554,841	409,661

The Company’s basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the relevant period. In accordance with ASC 710-10, Compensation - General, 125,276 shares of Common stock held by the rabbi trust are excluded from the denominator in the basic and diluted net loss per common share calculations. For the purposes of the calculation of diluted net loss per share, options to purchase common stock, restricted stock units and unvested shares of Common Stock issued upon the early exercise of stock options have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. Because the Company has reported a net loss for the three and six-months ended June 30, 2025 and 2024, diluted net loss per common share is the same as the basic net loss per share for those periods.

16. Subsequent Events

Subsequent to June 30, 2025, on August 7, 2025, the Company entered into a fifth amendment to the Credit Agreement (the “Fifth Amendment”), which amended the trailing 12-month revenue covenant to $73.0 million for the quarter ending September 30, 2025, to $77.0 million for the quarter ending December 31, 2025, to $90.0 million for the quarter ending March 31, 2026, and to $103.0 million for the quarter ending June 30, 2026. The $115.0 million revenue covenant for all subsequent quarters through the date of debt maturity remains in effect. In consideration for the amended covenants in the Fifth Amendment, the Company issued to the Lender 400,000 shares of its common stock.

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that except as disclosed below, no events have occurred that would require adjustment to, or disclosures in, the Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of AVITA Medical, Inc.’s (“we”, “our”, “us”) financial condition and results of operations should be read in conjunction with our unaudited Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, they may not be predictive of results, conditions, or developments in future periods.

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, including those risks referenced under Part II, Item 1A, “Risk Factors.”

We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules and regulations of the Securities and Exchange Commission (the “SEC”) and the Australian Securities and Investments Commission (the “ASIC”), to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances under which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Please see “Note Regarding Forward-Looking Statements” on page 3.

Overview

We are a leading therapeutic acute wound care company delivering transformative solutions. Our technologies are designed to optimize wound healing, effectively accelerating the time to patient recovery. Our solutions improve the healing outcomes for patients with traumatic injuries and surgical repairs, addressing critical healing needs that arise from unpredictable and life-changing events. At the forefront of our portfolio is our patented and proprietary RECELL® System (“RECELL System” or “RECELL”), approved by the U.S. Food & Drug Administration (the “FDA”) for the treatment of thermal burn wounds and full-thickness skin defects. RECELL harnesses the healing properties of a patient’s own skin to create an autologous skin cell suspension, Spray-On Skin™ Cells, offering an innovative solution for improved clinical outcomes at the point of care. In the United States, we also hold the rights to market, sell, manufacture, and distribute PermeaDerm®, a biosynthetic wound matrix, under the terms of exclusive multi-year distribution and contract manufacturing agreements with Stedical Scientific, Inc. (“Stedical”). We also entered into an exclusive multi-year development and distribution agreement with Collagen Matrix, Inc. dba Regenity Biosciences (“Regenity”). Regenity will manufacture and supply Cohealyx™, an AVITA Medical-branded, FDA-cleared, collagen-based dermal matrix. Under the agreement with Regenity, we will hold the exclusive rights to market, sell, and distribute Cohealyx in the U.S., with potential expansion into the European Union, Australia, and Japan.

The single-use RECELL Autologous Cell Harvesting Device (“RECELL Ease-of-Use” or “RECELL EOU”) is approved by the FDA for the treatment of thermal burn wounds and full-thickness skin defects. Our next-generation device, RECELL GO® Autologous Cell Harvesting Device (“RECELL GO”), is FDA-approved to treat thermal burn wounds and full-thickness skin defects. RECELL GO introduces enhanced features that improve consistency and standardization across clinical settings. It consists of two components: the RECELL GO Processing Device (the “RPD”) and the RECELL GO Preparation Kit (the “RPK”). The RPD is a multi-use, AC-powered device that controls the RPK. The RPK contains a single-use cartridge and the RECELL Enzyme™. The RPD regulates the pressure applied to disaggregate the cells and precisely controls the incubation time of the RECELL Enzyme to optimize cell yield and promote cell viability. RECELL GO mini™ Autologous Cell Harvesting Device (“RECELL GO mini”), which was approved by the FDA in December 2024, is a line extension of RECELL GO, designed specifically to treat smaller wounds up to 480 cm2. It utilizes the same RPD but features a RECELL GO mini Preparation Kit, which includes a single-use RECELL GO mini cartridge optimized for smaller skin samples. These modifications are intended to align with the needs of clinicians treating smaller wounds, and to support broader adoption of the RECELL GO platform in trauma centers.

To further our mission of improving clinical outcomes and establishing new standards of acute wound care, we have outlined the following strategic objectives:

•
Increase market penetration in U.S. burn centers, positioning the RECELL portfolio as the standard of care in burn management through communication of clinical benefits, including reduction in length of stay
•
Expand adoption of the RECELL portfolio for the treatment of traumatic and surgical wounds throughout the U.S.
•
Expand adoption of RECELL GO mini in trauma and burn centers treating smaller wounds
•
Expand adoption of Cohealyx after full commercial launch on April 1, 2025
•
Conduct a post-market study of Cohealyx in 2025 to develop clinical data to further support commercialization
•
Conduct a post-market study of PermeaDerm in 2025 to develop clinical data to further support commercialization
•
Obtain CE mark for RECELL GO, allowing us to commercialize in the European Union, the U.K., and Australia under our distribution agreements
•
Drive commercial revenue growth, generate positive cash flow, and achieve operating profitability
•
Seek additional business development opportunities complementary to our target markets

Business Environment and Current Trends

Changes in reimbursement rates and coverage policy by third party payors may place additional financial pressure on hospitals and the broader healthcare system. These changes could reduce demand for our products, particularly if healthcare providers face lower margins or additional administrative burdens. While we believe this issue contributed to a decline in demand for the RECELL System during the first half of the year, recent advocacy efforts are progressing towards a complete resolution which is expected to drive revenue recovery in the second half of 2025.

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

Cohealyx expands our therapeutic wound care portfolio, complementing our flagship product, the RECELL System, which is FDA-approved for the treatment of thermal burns and traumatic and surgical wounds, and our PermeaDerm product, a temporary biosynthetic dressing used to support healing before and after grafting. These products support the two-stage standard of care for full-thickness wounds. Cohealyx is used as a dermal matrix to manage the wound bed. RECELL Spray-On Skin Cells and wound protection with PermeaDerm provide solutions for definitive closure. This integrated approach may improve clinical outcomes and expands our market opportunity.

The post-market study, TONE, and the health care economics study, both related to our vitiligo initiative were published during the first quarter of 2025. However, the reimbursement environment for vitiligo remains challenging and uncertain. As a consequence, we are pausing further investment in vitiligo.

Results of Operations for the three-months ended June 30, 2025 compared to the three-months ended June 30, 2024.

The table below summarizes the results of our operations for each of the periods presented (in thousands).

	Three-Months Ended
Statement of Operations Data:	June 30, 2025	June 30, 2024	$ Change	% Change
Sales revenue	$18,226	$15,183	3,043	20%
Lease revenue	192	12	180	*nm
Total revenues	18,418	15,195	3,223	21%
Cost of sales	(3,469)	(2,111)	(1,358)	(64)%
Gross profit	14,949	13,084	1,865	14%
Operating expenses:
Sales and marketing	(14,314)	(16,302)	1,988	(12)%
General and administrative	(6,666)	(7,519)	853	(11)%
Research and development	(5,117)	(4,887)	(230)	5%
Total operating expenses	(26,097)	(28,708)	2,611	(9)%
Operating loss	(11,148)	(15,624)	4,476	(29)%
Interest expense	(1,252)	(1,347)	95	(7)%
Other income, net	2,484	1,611	873	54%
Loss before income taxes	(9,916)	(15,360)	5,444	(35)%
Income tax expense	(4)	(33)	29	(88)%
Net loss	$(9,920)	$(15,393)	5,473	(36)%

*nm = not meaningful

Total revenues increased by 21%, or $3.2 million, to $18.4 million, compared to $15.2 million in the same period in the prior year. The growth in commercial revenues was largely driven by deeper penetration within customer accounts, new accounts for the treatment of traumatic and surgical wounds and, to a lesser extent, new product launches.

Gross profit margin was 81.2% compared to 86.1% in the corresponding period in the prior year. Note that the gross margin for RECELL products only was 84.3% for the quarter, which we believe will remain in this range for future quarters. The decrease in the overall gross margin percentage from the prior year was primarily caused by volume discounts, a higher inventory reserve, and product mix. The Company shares the average sales price for Cohealyx at 50% and for PermeaDerm at 60%. Although these arrangements are highly beneficial, they inevitably result in an overall decrease in gross margin percentage. Therefore, the product mix is expected to continue to impact the overall gross margin percentage while increasing the gross profit, and, given that expenses associated with this revenue do not increase significantly, operating profit on a quarterly basis.

Total operating expenses decreased by 9%, or $2.6 million, to $26.1 million, compared with $28.7 million in the corresponding period in the prior year.

Sales and marketing expenses decreased by 12%, or $2.0 million, to $14.3 million, compared to $16.3 million in the corresponding period in the prior year. Lower costs in the current year are due to decreases in stock based compensation expense of $0.8 million, salaries and benefits of approximately $0.7 million, decreases in recruiting expenses of $0.3 million, and reduced spend of $0.3 million related to seminars and meetings attendance, offset by an increase in other selling expenses of $0.1 million. The decreases in stock-based compensation and salaries and benefits are due to the reduction of our sales force as part of cost savings initiatives.

General and administrative expenses decreased by 11%, or $0.9 million, to $6.7 million, compared to $7.5 million in the same period in the prior year. Lower costs in the current year are due to decreases in salaries and benefits of approximately of $0.8 million and stock-based compensation expense of $0.6 million, offset by increases in recruiting expense of $0.2 million and other administrative expenses of $0.3 million. The decrease in salaries and benefits and stock-based compensation is primarily attributable to higher severance and other related benefits in the prior year.

Research and development expenses increased by 5%, or $0.2 million, to $5.1 million, compared to $4.9 million in the same period in the prior year. Higher costs in the current year are due to increases in salaries and benefits of approximately $0.3 million, stock-based compensation expense of $0.1 million, offset by a decrease of $0.2 million in other development expenses. The increases in salaries and benefits and stock-based compensation expenses are due to increased headcount.

Other income, net increased by $0.9 million to $2.5 million from $1.6 million in the prior period. In the current period, other income, net consists of a non-cash gains of $1.2 million related to the change in fair value of warrants and $0.9 million related to the change in fair value of loan facility and $0.4 million in income related to our investments. The prior period income consisted of a non-cash gain of $2.1 million related to the change in fair value of warrant liability, and $0.7 million in income related to our investments, offset by a non-cash charge of $1.2 million due to the change in fair value of the loan facility.

Results of Operations for the six-months ended June 30, 2025 compared to the six-months ended June 30, 2024.

The table below summarizes the results of our operations for each of the periods presented (in thousands).

	Six-Months Ended
Statement of Operations Data:	June 30, 2025	June 30, 2024	$ Change	% Change
Sales revenue	$36,551	$26,287	10,264	39%
Lease revenue	381	12	369	*nm
Total revenues	36,932	26,299	10,633	40%
Cost of sales	(6,303)	(3,624)	(2,679)	(74)%
Gross profit	30,629	22,675	7,954	35%
Operating expenses:
Sales and marketing	(29,147)	(28,942)	(205)	1%
General and administrative	(13,057)	(16,481)	3,424	(21)%
Research and development	(11,400)	(10,081)	(1,319)	13%
Total operating expenses	(53,604)	(55,504)	1,900	(3)%
Operating loss	(22,975)	(32,829)	9,854	(30)%
Interest expense	(2,485)	(2,703)	218	(8)%
Other income, net	1,693	1,544	149	10%
Loss before income taxes	(23,767)	(33,988)	10,221	(30)%
Income tax expense	(12)	(63)	51	(81)%
Net loss	$(23,779)	$(34,051)	10,272	(30)%

*nm = not meaningful

Total revenues increased by 40%, or $10.6 million, to $36.9 million, compared to $26.3 million in the same period in the prior year. The growth in commercial revenues was largely driven by deeper penetration within customer accounts, new accounts for the treatment of traumatic and surgical wounds and, to a lesser extent, new product launches.

Gross profit margin was 82.9% compared to 86.2% in the corresponding period in the prior year. Note that the gross margin for RECELL products only was 85.5% for the six months ended June 30, 2025, which we believe will remain in this range for future quarters. The decrease in the overall gross margin percentage from the prior year was primarily caused by volume discounts, a higher inventory reserve, and product mix.

Total operating expenses decreased by 3%, or $1.9 million, to $53.6 million, compared with $55.5 million in the corresponding period in the prior year.

Sales and marketing expenses increased by 1%, or $0.2 million, to $29.1 million, compared to $28.9 million in the corresponding period in the prior year.

General and administrative expenses decreased by 21%, or $3.4 million, to $13.1 million, compared to $16.5 million in the same period in the prior year. Lower costs in the current year are due to decreases in salaries and benefits of approximately of $1.6 million, stock-based compensation expense of $0.6 million, deferred compensation expense of $0.6 million, professional fees of $0.4 million, and $0.2 million in other corporate expenses. The decrease in salaries and benefits and stock-based compensation expense is primarily attributable to decreased headcount and lower severance payments. The decrease in deferred compensation expense is driven by lower stock price used to calculate the deferred compensation liability for the deferred restricted stock awards. The decrease in professional fees is due to lower consulting costs and lower legal fees.

Research and development expenses increased by 13%, or $1.3 million, to $11.4 million, compared to $10.1 million in the same period in the prior year. Higher costs in the current year are due to increases in salaries and benefits of approximately $1.7 million and stock-based compensation expense of $0.4 million, offset by a decrease in professional fees of $0.2 million and a decrease of $0.6 million in other development expenses. The increase in salaries and benefits and stock-based compensation expenses is due to increased headcount. The decrease in professional fees is due to the completion of the vitiligo TONE study partially offset by clinical trial costs associated with PermeaDerm and Cohealyx post-market studies.

Other income, net increased by $0.2 million to $1.7 million from $1.5 million in the prior period. In the current period, other income, net consists of non-cash gains of $1.5 million related to the change in fair value of warrants and $0.2 million related to the change in fair value of loan facility, plus $0.8 million in income related to our investments offset by $0.8 million in debt issuance costs. The prior period income consisted of a non-cash gain of $1.2 million related to the change in fair value of warrant liability, $1.7 million in income related to our investments, and $0.2 million in other gains, net, offset by a non-cash charge of $1.6 million due to the change in fair value of the loan facility.

Liquidity and Capital Resources

Overview

We had approximately $12.2 million in cash and cash equivalents and $3.5 million in marketable securities as of June 30, 2025. We have funded our research and development activities, and more recently our substantial investment in sales and marketing activities, through the sale of our products, the issuance of equity securities, and debt financing. If capital is not available to us when amounts are needed, we could be required to delay, scale back or abandon commercial and development programs and other operations, which could adversely impact our business, financial condition, and operating results.

Based on our liquidity position as of June 30, 2025 and our current forecast of operating results and cash flows, management has determined that, absent any mitigating action, it is probable we will not be able to maintain compliance of the minimum cash balance covenant pursuant with the terms of our Credit Agreement within the next twelve months following the date of issuance of the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. Should such situation arise, the Lender could exercise its right to accelerate repayment of the outstanding debt. These events and conditions raise substantial doubt about our ability to continue as a going concern. As a result of this conclusion, and due to our current debt servicing obligations, the long-term portion of the credit facility has been classified as a current liability in the Consolidated Balance Sheets as of June 30, 2025. On August 7, 2025, the Company obtained a waiver related to these debt service obligations.

We are actively evaluating strategies to obtain the required additional funding for future operations. These strategies include, but are not limited to, obtaining additional equity financing, issuing debt or entering into other financing agreements. We intend to raise capital through the issuance of equity securities. In April 2023, we filed a Registration Statement on Form S-3 with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants or any combination thereof for up to an aggregate of $200.0 million, of which 3,799,164 shares of our common stock may be issued and sold pursuant to an at-the-market offering program for sales of our common stock under a sales agreement with Cowen and Company, LLC. However, there can be no assurance that such funding will be available to us when needed, either on favorable terms or at all.

On October 18, 2023 (the “Closing Date”), the Company entered into a Credit Agreement (the “Credit Agreement”), by and between the Company, as borrower, and an affiliate of OrbiMed Advisors, LLC, as the lender and administrative agent (the “Lender”). The Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $90.0 million (the “Loan Facility”), of which $40.0 million was borrowed on the Closing Date, less certain fees and expenses payable to or on behalf of the Lender. On November 7, 2024, the Lender and the Company mutually agreed to a third amendment (the “Third Amendment”) to the Credit Agreement. Under the terms of the Third Amendment and subject to the payment by the Company of a consent fee to the Lender, the Company and the Lender mutually agreed to (1) terminate two additional tranches of available debt in the aggregate amount of $50.0 million and (2) remove the trailing 12-month revenue covenant for the fourth quarter of 2024, which was set at $67.5 million. All revenue covenants for subsequent quarters remained in effect. The indebtedness under the Credit Agreement is secured by substantially all of our assets and will accrue interest at a rate equal to the greater of (a) forward-looking one-month term SOFR rate and (b) four percent (4%) per annum, plus eight percent (8%). In the event that the Company does not meet certain 12-month trailing revenue targets at the end of future fiscal quarters, the outstanding balance of the loan must be repaid in equal quarterly installments of 5% of the funded amount through the maturity date. In addition, if we don’t maintain a minimum cash and cash equivalents balance at the end of each reporting period, we may have to repay amounts outstanding in full as a result of an event of default. The Credit Agreement contains representations, warranties, and covenants that are customary for this type of agreement.

On February 13, 2025, we entered into a fourth amendment to the Credit Agreement (the “Fourth Amendment”), which amended the trailing 12-month revenue covenant to $73.0 million for the quarter ending March 31, 2025, to $78.0 million for the quarter ending June 30, 2025, to $84.0 million for the quarter ending September 30, 2025, to $92.0 million for the quarter ending December 31, 2025 and to $103.0 million for the quarter ending March 31, 2026. While the $115.0 million revenue covenant for all subsequent quarters through the date of debt maturity remained in effect, we were not in compliance with the trailing 12-month net revenue covenants for the first and second quarters of 2025. On March 31, 2025, we received a waiver related to the trailing 12-month net revenue covenant for the first quarter of 2025, which was set at $73.0 million. On June 30, 2025, we received a waiver related to the trailing 12-month net revenue covenant for the second quarter of 2025, which was set at $78.0 million.

On February 13, 2025, in consideration of the Fourth Amendment, we issued to the Lender warrants to purchase up to 145,180 shares of our common stock, at an exercise price of $0.01 per share, with a term of 10 years from the issuance date.

On August 7, 2025, we entered into a fifth amendment to the Credit Agreement (the “Fifth Amendment”), which amended the trailing 12-month revenue covenant to $74.0 million for the quarter ending September 30, 2025, to $77.0 million for the quarter ending December 31, 2025, to $90.0 million for the quarter ending March 31, 2026, and to $103.0 million for the quarter ending June 30, 2026. The $115.0 million revenue covenant for all subsequent quarters through the date of debt maturity remains in effect. In consideration for the amended covenants in the Fifth Amendment, we issued to the Lender 400,000 shares of our common stock.

The following table summarizes our cash flows for the periods presented (in thousands):

	Six-Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Net cash used in operating activities	$(20,538)	$(33,644)
Net cash provided by investing activities	17,782	27,498
Net cash provided by financing activities	922	1,480
Net decrease in cash and cash equivalents	(1,834)	(4,666)
Cash and cash equivalents at beginning of the period	14,050	22,118
Cash and cash equivalents at end of the period	12,216	17,452

Net cash used in operating activities was $20.5 million and $33.6 million during the six-months ended June 30, 2025 and 2024, respectively. The decrease in net cash used in operations was primarily due to gross profit resulting from increased revenues and cost saving initiatives.

Net cash provided by investing activities was $17.8 million and $27.5 million during the six-months ended June 30, 2025 and 2024, respectively. The decrease in cash provided by investing activities is primarily attributable to lower cash inflows from maturities of marketable securities and lower cash outflows from purchases of marketable securities in the current year, as well as a decrease in cash outflow for capital expenditures compared to the prior year. The decrease in capital expenditures in the current year is primarily related to higher leasehold improvement costs for manufacturing output enhancements effected at the Ventura production facility in the prior year.

Net cash provided by financing activities was $0.9 million and $1.5 million during the six-months ended June 30, 2025 and 2024, respectively. The decrease in cash provided by financing activities is related to proceeds from the exercises of stock options, as well as lower ESPP purchases.

Capital Management and Material Cash Requirements

We aim to manage capital so that the Company continues as a going concern while also maintaining optimal returns to stockholders, as well as other benefits for our stakeholders. We also aim to maintain a capital structure that ensures the lowest cost of capital available to us. We regularly review our capital structure and seek to take advantage of available opportunities to improve outcomes for us and our stockholders.

For the six-months ended June 30, 2025, there were no dividends paid and we have no plans to commence the payment of dividends. Under the terms of the Regenity Agreement, we made a $2.0 million payment during the three-months ended March 31, 2025. We have a further obligation to make up to an additional $3.0 million payment on or before January 4, 2026 to guarantee development and manufacturing capacity (and related resources), contingent on positive results of certain clinical studies, and have recorded $3.0 million in Contingent liability in the Consolidated Balance Sheets.

With the exception of the milestone payment under the Regenity Agreement, we do not have any other purchase commitments or long-term contractual obligations except for lease obligations as of June 30, 2025 (see Note 8 to the Consolidated Financial Statements). In addition, we have no material off-balance sheet arrangements (as defined in the applicable rules and regulations established by the SEC) that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. While we have no committed plans to issue further shares on the market, we will continue to assess market conditions.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of June 30, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), were effective.

Our disclosure controls and procedures have been formulated to ensure that (i) information that we are required to disclose in reports that we file or submit under the Securities Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors,” in the 2024 Annual Report, and as updated from time to time in the Company’s subsequent Quarterly Reports on Form 10-Q. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in the 2024 Annual Report and in Part II, Item 1A, “Risk Factors,” included in the Quarterly Report on Form 10-Q for the quarter-ended March 31, 2025 filed with the SEC on May 8, 2025.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(a) The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K12B filed on June 30, 2020)

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the registrant’s Form 10-KT filed on February 28, 2022)

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the registrant’s Form 8-K filed on May 15, 2025)

10.1	Third Amendment to Lease Agreement between the registrant and Hartco Ventura Inc. dated April 1, 2025 *

10.2	2020 Omnibus Incentive Plan Amended and Restated (incorporated by reference to Annexure A of the registrant’s DEF14A filed on April 22, 2025) †

10.3	Waiver to the Credit Agreement between the Lender and the Company, dated June 30, 2025 *

31.1	Rule 13a-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer *

32	18 U.S.C. Section 1350 Certifications **

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Management contract or compensation plan or arrangement

* Filed herewith

** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 7, 2025	AVITA MEDICAL, INC.

		By:	/s/ James Corbett
James Corbett
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ David O'Toole
David O'Toole
Chief Financial Officer
(Principal Financial and Accounting Officer)