Form 10-Q
period 2025-09-30
AVITA Medical, Inc.
filed 2025-11-06
CIK 1762303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of November 3, 2025 was 30,493,111.

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

PART I – Financial Information

Item 1. FINANCIAL STATEMENTS

AVITA MEDICAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of
	September 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Cash and cash equivalents	$15,422	$14,050
Marketable securities	7,891	21,835
Accounts receivable, net	9,013	11,786
Prepaids and other current assets	1,801	2,060
Inventory	7,240	7,269
Total current assets	41,367	57,000
Plant and equipment, net	9,884	10,018
Operating lease right-of-use assets	3,128	3,571
Corporate-owned life insurance (“COLI”) asset	3,071	3,006
Intangible assets, net	5,204	5,570
Other long-term assets	1,074	546
Total assets	$63,728	$79,711
LIABILITIES, NON-QUALIFIED DEFERRED COMPENSATION PLAN SHARE AWARDS AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$8,107	$6,294
Accrued wages and fringe benefits	5,795	10,451
Loan facility	42,449	-
Current non-qualified deferred compensation (“NQDC”) liability	331	2,094
Contingent liability	3,000	-
Other current liabilities	2,149	1,319
Total current liabilities	61,831	20,158
Loan facility - long-term	-	42,245
Non-qualified deferred compensation liability	4,081	2,969
Contract liabilities	298	324
Operating lease liabilities, long-term	2,324	2,840
Contingent liability, long-term	-	3,000
Warrant liabilities	1,860	3,432
Total liabilities	70,394	74,968
Non-qualified deferred compensation plan share awards	-	244
Commitments and contingencies (Note 11)
Stockholders' equity (deficit):
Common stock, $0.0001 par value per share, 200,000,000 shares authorized, 30,493,111 and 26,354,042, shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	3	3
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding at September 30, 2025 and December 31, 2024	-	-
Company common stock held by the non-qualified deferred compensation plan	(1,281)	(1,319)
Additional paid-in capital	392,782	367,568
Accumulated other comprehensive loss	(1,390)	(1,939)
Accumulated deficit	(396,780)	(359,814)
Total stockholders’ equity (deficit)	(6,666)	4,499
Total liabilities, non-qualified deferred compensation plan share awards and stockholders’ equity (deficit)	$63,728	$79,711

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA MEDICAL, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Sales revenue	$16,897	$19,394	$53,448	$45,681
Lease revenue	165	152	547	164
Total revenues	17,062	19,546	53,995	45,845
Cost of sales	(3,187)	(3,190)	(9,490)	(6,814)
Gross profit	13,875	16,356	44,505	39,031
Operating expenses:
Sales and marketing	(12,053)	(15,144)	(41,200)	(44,086)
General and administrative	(7,227)	(9,590)	(20,283)	(26,071)
Research and development	(3,748)	(5,428)	(15,148)	(15,510)
Total operating expenses	(23,028)	(30,162)	(76,631)	(85,667)
Operating loss	(9,153)	(13,806)	(32,126)	(46,636)
Interest expense	(1,268)	(1,359)	(3,754)	(4,063)
Other (expense) income, net	(2,751)	(1,068)	(1,058)	478
Loss before income taxes	(13,172)	(16,233)	(36,938)	(50,221)
Income tax (expense) benefit	(15)	28	(28)	(35)
Net loss	$(13,187)	$(16,205)	$(36,966)	$(50,256)
Net loss per common share:
Basic and diluted	$(0.46)	$(0.62)	$(1.37)	$(1.95)
Weighted-average common shares:
Basic and diluted	28,393,445	25,983,929	27,012,691	25,794,690

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net loss	$(13,187)	$(16,205)	$(36,966)	$(50,256)
Change in fair value due to credit risk on loan facility	689	(554)	563	(116)
Net unrealized gain (loss) on marketable securities	-	45	(14)	(62)
Comprehensive loss	$(12,498)	$(16,714)	$(36,417)	$(50,434)

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA MEDICAL, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except shares)

(Unaudited)

	Common Stock
	Shares	Amount	Company common stock held by the NQDC Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at June 30, 2025	26,613,678	$3	$(1,296)	$374,073	$(2,079)	$(383,593)	$(12,892)
Net loss	-	-	-	-	-	(13,187)	(13,187)
Issuance of common stock under private placement	3,440,377	-	-	14,792	-	-	14,792
Issuance costs associated with private placement	-	-	-	(1,058)	-	-	(1,058)
Issuance of common stock related to debt amendment	400,000	-	-	2,152	-	-	2,152
Stock-based compensation	-	-	-	2,775	-	-	2,775
Vesting of restricted stock units	23,591	-	-	-	-	-	-
Exercise of stock options	6,600	-	-	33	-	-	33
Distribution of Company common stock held by the NQDC Plan	-	-	58	(32)	-	-	26
Vesting of Company common stock held by the NQDC Plan	8,865	-	(43)	43	-	-	-
Change in redemption value of share awards in NQDC Plan	-	-	-	4	-	-	4
Change in fair value due to credit risk on loan facility	-	-	-	-	689	-	689
Balance at September 30, 2025	30,493,111	$3	$(1,281)	$392,782	$(1,390)	$(396,780)	$(6,666)

	Common Stock
	Shares	Amount	Company common stock held by the NQDC Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2024	25,949,906	$3	$(1,022)	$358,510	$(1,556)	$(332,020)	$23,915
Net loss	-	-	-	-	-	(16,205)	(16,205)
Stock-based compensation	-	-	-	4,040	-	-	4,040
Vesting of restricted stock units	50,157	-	-	-	-	-	-
Exercise of stock options	183,867	-	-	1,008	-	-	1,008
Distribution/diversification of Company common stock held by the NQDC Plan	-	-	58	(2)	-	-	56
Vesting of Company common stock held by the NQDC Plan	33,699	-	(291)	291	-	-	-
Change in redemption value of share awards in NQDC Plan	-	-	-	(78)	-	-	(78)
Net unrealized gain on marketable securities	-	-	-	-	45	-	45
Change in fair value due to credit risk on loan facility	-	-	-	-	(554)	-	(554)
Balance at September 30, 2024	26,217,629	$3	$(1,255)	$363,769	$(2,065)	$(348,225)	$12,227

	Common Stock
	Shares	Amount	Company common stock held by the NQDC Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2024	26,354,042	$3	$(1,319)	$367,568	$(1,939)	$(359,814)	$4,499
Net loss	-	-	-	-	-	(36,966)	(36,966)
Issuance of common stock under private placement	3,440,377	-	-	14,792	-	-	14,792
Issuance costs associated with private placement	-	-	-	(1,058)	-	-	(1,058)
Issuance of common stock related to debt amendment	400,000	-	-	2,152	-	-	2,152
Stock-based compensation	-	-	-	8,121	-	-	8,121
Vesting of restricted stock units	85,707	-	-	-	-	-	-
Exercise of stock options	74,725	-	-	407	-	-	407
ESPP purchase	114,787	-	-	548	-	-	548
Distribution of Company common stock held by the NQDC Plan	-	-	217	(17)	-	-	200
Vesting of Company common stock held by the NQDC Plan	23,473	-	(179)	179	-	-	-
Change in redemption value of share awards in NQDC Plan	-	-	-	90	-	-	90
Net unrealized loss on marketable securities	-	-	-	-	(14)	-	(14)
Change in fair value due to credit risk on loan facility	-	-	-	-	563	-	563
Balance at September 30, 2025	30,493,111	$3	$(1,281)	$392,782	$(1,390)	$(396,780)	$(6,666)

	Common Stock
	Shares	Amount	Company common stock held by the NQDC Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2023	25,682,078	$3	$(1,130)	$350,039	$(1,887)	$(297,969)	$49,056
Net loss	-	-	-	-	-	(50,256)	(50,256)
Stock-based compensation	-	-	-	10,603	-	-	10,603
Vesting of restricted stock units	94,123	-	-	-	-	-	-
Exercise of stock options	301,524	-	-	1,701	-	-	1,701
ESPP purchase	96,253	-	-	786	-	-	786
Distribution/diversification of Company common stock held by the NQDC Plan	-	-	245	76	-	-	321
Vesting of Company common stock held by the NQDC Plan	43,651	-	(370)	370	-	-	-
Change in redemption value of share awards in NQDC Plan	-	-	-	194	-	-	194
Net unrealized loss on marketable securities	-	-	-	-	(62)	-	(62)
Change in fair value due to credit risk on loan facility	-	-	-	-	(116)	-	(116)
Balance at September 30, 2024	26,217,629	$3	$(1,255)	$363,769	$(2,065)	$(348,225)	$12,227

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA Medical, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine-Months Ended
	September 30, 2025	September 30, 2024
Cash flow from operating activities:
Net loss	$(36,966)	$(50,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of common stock issued related to loan amendment	2,152	-
Change in fair value of loan facility	767	2,619
Change in fair value of warrant liability	(1,572)	(399)
Depreciation and amortization	1,647	717
Stock-based compensation	8,146	10,698
Non-cash lease expense	662	633
Loss on fixed asset disposal	590	25
Loss on patent disposal	11	16
Remeasurement and foreign currency transaction loss	17	23
Excess and obsolete inventory related charges	695	408
Provision for credit losses	(17)	33
Amortization of premium of marketable securities	(224)	(1,479)
Non-cash changes in the fair value of NQDC plan	(1,069)	36
Changes in operating assets and liabilities:
Trade and other receivables	3,714	(2,656)
Prepaids and other current assets	257	(1,314)
Inventory	(666)	(1,041)
Operating lease liability	(716)	(667)
Corporate-owned life insurance ("COLI") asset	406	(271)
Other long-term assets	(529)	(192)
Accounts payable and accrued expenses	1,762	(65)
Accrued wages and fringe benefits	(4,656)	1,804
Current non-qualified deferred compensation liability	(1,739)	1,625
Other current liabilities	(111)	112
Non-qualified deferred compensation plan liability	1,707	(1,242)
Contract liabilities	(25)	(25)
Net cash used in operating activities	(25,757)	(40,858)
Cash flow from investing activities:
Purchase of marketable securities	(11,346)	(18,609)
Maturities of marketable securities	25,500	61,200
Purchase of plant and equipment	(1,679)	(7,559)
Patent filing fees	(34)	(140)
Net cash provided by investing activities	12,441	34,892
Cash flow from financing activities:
Proceeds from private placement of common stock	14,792	-
Issuance costs associated with private placement	(1,058)	-
Proceeds from exercise of stock options	406	1,701
Employee stock purchase plan ("ESPP") purchases	548	786
Net cash provided by financing activities	14,688	2,487
Net increase (decrease) in cash and cash equivalents	1,372	(3,479)
Cash and cash equivalents beginning of the period	14,050	22,118
Cash and cash equivalents end of the period	$15,422	$18,639
Supplemental Disclosure of Cash Flow Information:
Income taxes paid during the period	$-	$21
Interest paid during the period	$3,738	$4,062
Non-cash investing activities:
Capital expenditures not yet paid	$150	$407
Right-of-use-asset obtained in exchange for lease liabilities	$201	$2,026

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

Liquidity, Capital Resources and Going Concern

The Company’s Consolidated Financial Statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. The Company has incurred operating losses and negative cash flows from operations since its inception and has an accumulated deficit of $396.8 million as of September 30, 2025. For the nine months ended September 30, 2025 and 2024, the Company used $25.8 million and $40.9 million of cash, respectively, in its operating activities. For the years ended December 31, 2024 and 2023, the Company used $48.9 million and $38.0 million of cash, respectively, in its operating activities. As of September 30, 2025, the Company had cash, cash equivalents, and marketable securities of $23.3 million. Historically, the Company has funded its operations principally through the sales of its products, issuance of equity securities, and debt financing.

On August 12, 2025, the Company completed a private placement (the “Placement”) on the Australian Securities Exchange (“ASX”) to institutional and professional investors to raise gross proceeds of $14.8 million, or $13.8 million after deducting sales commissions and offering expenses, through the issuance of 17,201,886 CHESS Depositary Interests (“CDIs”) on the ASX, which is the equivalent of 3,440,377 shares of Common stock. Proceeds of the Placement will be used for working capital requirements and will provide additional strategic flexibility to support continued growth of the Company’s therapeutic acute wound portfolio.

In connection with the Loan Facility defined in Note 6 to the Consolidated Financial Statements, the Company will need to be in compliance with a minimum trailing 12-month net revenue covenant at the end of each quarter and maintain a minimum quarterly cash and cash equivalents balance. The Company was not in compliance with the trailing 12-month net revenue covenants for the first quarter of 2025 and the second quarter of 2025. On March 31, 2025, the Company received a waiver related to the trailing 12-month net revenue covenant for the first quarter of 2025, which was set at $73.0 million. On June 30, 2025, the Company received a waiver related to the trailing 12-month net revenue covenant for the second quarter of 2025, which was set at $78.0 million. On August 7, 2025, the Company amended the Credit Agreement (as defined in Note 6 to the Consolidated Financial Statements), to amend the trailing 12-month revenue covenant to $73.0 million for the quarter ending September 30, 2025, to $77.0 million for the quarter ending December 31, 2025, to $90.0 million for the quarter ending March 31, 2026, and to $103.0 million for the quarter ending June 30, 2026. The $115.0 million revenue covenant for all subsequent quarters through the date of debt maturity remains in effect. See Note 6 to the Consolidated Financial Statements for additional information regarding the amendment. On September 30, 2025, the Company received a waiver related to the trailing 12-month net revenue covenant for the third quarter of 2025. As of September 30, 2025, subject to all applicable waivers and amendments, the Company was in compliance with all other quantitative covenants in the Credit Agreement.

Based on the Company’s liquidity position at September 30, 2025 and the Company’s current forecast of operating results and cash flows, management has determined that, absent any mitigating action, it is probable the Company will not be able to maintain compliance of the minimum cash balance covenant pursuant with the terms of its Credit Agreement within the next twelve months following the date of issuance of the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. Should such situation arise, the Lender (as defined in Note 6 to the Consolidated Financial Statements) could exercise its right to accelerate repayment of the outstanding debt. These events and conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As a result of this conclusion, and due to the Company’s current debt servicing obligations, the long-term portion of the credit facility has been classified as a current liability in the accompanying Consolidated Financial Statements as of September 30, 2025.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the Consolidated Financial Statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2024 filed with the SEC on February 13, 2025 and lodged with the ASX on February 14, 2025 (the “2024 Annual Report”).

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which addresses changes in software development methods and increases the operability of the recognition guidance for improved financial reporting. This guidance is effective for annual reporting periods beginning after December 15, 2027, and for interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its Consolidated Financial Statements and disclosures.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held at deposit institutions and cash equivalents. Cash equivalents consist primarily of money market funds. Cash equivalents also include short-term highly liquid investments with original maturities of three months or less from the date of purchase. The Company holds cash at deposit institutions in the amount of $7.1 million and $2.3 million as of September 30, 2025 and December 31, 2024, respectively. The Company does not have cash on deposit denominated in foreign currency in foreign institutions as of September 30, 2025 and December 31, 2024. As of September 30, 2025 and December 31, 2024, the Company held cash equivalents in the amounts of $8.3 million and $11.7 million, respectively.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, trade receivables, and debt and other liabilities. As of September 30, 2025 and December 31, 2024, substantially all the Company’s cash and cash equivalents were deposited in accounts at financial institutions, and those deposited amounts exceed federally insured limits and are subject to the risk of bank failure.

As of September 30, 2025, no single commercial customer accounted for more than 10% of net accounts receivable. As of December 31, 2024, two commercial customers accounted for more than 10% of accounts receivable. Customer A constituted 21% of the accounts receivable, while Customer B represented 11%. For the three-months and nine-months ended September 30, 2025 and 2024, no single customer accounted for more than 10% of revenues.

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

Assets in the Company’s lease program are reported in Plant and equipment, net on the Consolidated Balance Sheets and are depreciated over the useful life of the RPD device’s 200 uses, as indicated in the Instructions for Use that were approved by the FDA, and expensed as Costs of goods sold in the Consolidated Statements of Operations. The RPD depreciation has a direct relationship to the number of RPKs sold. Based on customer usage, each purchase of a RPKs results in a 1/200 depreciation to the RPD.

3. Marketable Securities

The following table summarizes the amortized cost and estimated fair values of securities available-for-sale:

	As of September 30, 2025
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
(in thousands)
Cash equivalents:
Money market funds	$6,339	$-	$-	$6,339
U.S. Treasury securities	1,989	-	-	1,989
Total cash equivalents	$8,328	$-	$-	$8,328
Current marketable securities:
U.S. Treasury securities	$7,891	$-	$-	$7,891
Total current marketable securities	$7,891	$-	$-	$7,891

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
(in thousands)
Cash equivalents:
Money market funds	$11,720	$-	$-	$11,720
Total cash equivalents	$11,720	$-	$-	$11,720
Current marketable securities:
U.S. Treasury securities	$21,821	$14	$-	$21,835
Total current marketable securities	$21,821	$14	$-	$21,835

The maturities of the Company’s available-for-sale securities are summarized in the following table using contractual maturities. Actual maturities may differ from contractual maturities due to obligations that are called or prepaid.

	As of September 30, 2025		As of December 31, 2024
(in thousands)	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Due in one year or less	$7,891	$7,891	$21,821	$21,835

Unrealized gains and losses, net of any related tax effects for available-for-sale securities are excluded from earnings and are included in other comprehensive loss and reported as a separate component of stockholders' equity until realized. Realized gains and losses on marketable securities are included in Other income, net, in the accompanying Consolidated Statements of Operations. The Company had a net unrealized loss of $0 and net unrealized gain of $14,000 as of September 30, 2025 and December 31, 2024, respectively. The Company did not have sales of investments during the three-months and nine-months ended September 30, 2025 and 2024 that resulted in realized gains or losses. As of September 30, 2025 and December 31, 2024, the Company did not recognize credit losses. The Company has accrued interest income receivable of $32,000 and $121,000 as of September 30, 2025 and December 31, 2024, respectively, recorded in Prepaids and other current assets in the Consolidated Balance Sheets.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	As of September 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$6,339	$-	$-	$6,339
U.S. Treasury securities	-	1,989	-	1,989
Total cash equivalents	$6,339	$1,989	$-	$8,328
Current marketable securities:
U.S. Treasury securities	$-	$7,891	$-	$7,891
Total current marketable securities	$-	$7,891	$-	$7,891
Total marketable securities and cash equivalents	$6,339	$9,880	$-	$16,219
Financial liabilities:
Loan facility	$-	$-	$42,449	$42,449
Warrant liabilities	742	-	1,118	1,860
Non-qualified deferred compensation plan liability	-	4,412	-	$4,412
Total financial liabilities	$742	$4,412	$43,567	$48,721
Financial assets:
Corporate-owned life insurance policies	$-	$3,071	$-	$3,071
Total financial assets	$-	$3,071	$-	$3,071

	As of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$11,720	$-	$-	$11,720
Total cash equivalents	$11,720	$-	$-	$11,720
Current marketable securities:
U.S. Treasury securities	$-	$21,835	$-	$21,835
Total current marketable securities	$-	$21,835	$-	$21,835
Total marketable securities and cash equivalents	$11,720	$21,835	$-	$33,555
Financial liabilities:
Loan facility	$-	$-	$42,245	$42,245
Warrant liability	-	-	3,432	3,432
Non-qualified deferred compensation plan liability	-	5,063	-	5,063
Total financial liabilities	$-	$5,063	$45,677	$50,740
Financial assets:
Corporate-owned life insurance policies	$-	$3,006	$-	$3,006
Total financial assets	$-	$3,006	$-	$3,006

The following table presents the summary of changes in the fair value of the Company’s Level 3 financial instruments:

	As of September 30, 2025		As of December 31, 2024
(in thousands)	Loan facility	Warrant liability	Loan facility	Warrant liability
Balance beginning of period	$42,245	$3,432	$39,812	$3,158
Change in fair value in earnings	767	(2,314)	2,463	274
Change in fair value in other comprehensive loss	(563)	-	(30)	-
Balance end of period, at fair value	$42,449	$1,118	$42,245	$3,432

The Company’s Level 1 assets include money market instruments and are valued based upon observable market prices. The Company’s Level 1 liabilities include the Penny Warrants (as defined below) and are valued based upon observable market prices. Level 2 assets consist of U.S Treasury securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. The corporate-owned life insurance contracts are recorded at cash surrender value, which approximates the fair value and is categorized as Level 2. Non-qualified deferred compensation plan liability is measured at fair value based on quoted prices of identical instruments to the investment vehicles selected by the participants and it is recorded as Level 2. There were no transfers between fair value measurement levels during the periods ended September 30, 2025 and December 31, 2024.

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

The below assumptions were used in the MCS:

	September 30, 2025	December 31, 2024
Risk-free interest rate	3.57%	4.25%
Revenue volatility	63.00%	63.00%
Revenue discount rate	14.96%	14.11%

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

On the Closing Date of the Credit Agreement, the Company issued 409,661 warrants with an exercise price of $10.9847 per share. As a result of the Placement and the issuance of Common stock, the exercise price of these warrants was adjusted to $10.218 (the “$10.218 Warrants”). The fair value of the $10.218 Warrants liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the $10.218 Warrants liability, which is reported within Warrant liabilities on the Consolidated Balance Sheets, is estimated by the Company based on the Black-Scholes option pricing model with the following key inputs:

	September 30, 2025	December 31, 2024
Price of common stock	$5.11	$12.80
Expected term	8.05 years	8.80 years
Expected volatility	60.42%	48.89%
Exercise price	$10.2180	$10.9847
Risk-free interest rate	3.98%	4.49%
Expected dividends	0.00%	0.00%

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

RECELL GO and RECELL GO mini Sales

Revenue for the RECELL GO device is disaggregated between two accounting standards: (1) ASC 606 for the RPK and (2) ASC 842 for the RPD. The RECELL GO and RECELL GO mini devices consist of single-use RPKs and a durable AC powered device, the RPD. The Company enters into contracts with customers where it receives consideration for the single-use RPKs and does not receive additional consideration for the RPD. The consideration in the contract is allocated based on the SSP. Upon sale of the RPKs, the consideration is allocated to the lease and non-lease components. Consideration received for the RPK is recorded in Sales revenue in the Consolidated Statement of Operations and consideration for the lease is recorded in Lease revenue in the Consolidated Statement of Operations. During the three and nine-months ended September 30, 2025, the Company recorded approximately $8.3 million and $27.3 million in Sales revenue related to the RPKs, respectively, and $165,000 and $547,000 in Lease revenue related to the RPD, respectively, in the Consolidated Statement of Operations. During the three and nine-months ended September 30, 2024, the Company recorded approximately $7.6 million and $8.2 million in Sales revenue related to the RPK and $152,000 and $164,000 in Lease revenue related to the RPD in the Consolidated Statement of Operations.

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

Contract Assets and Contract Liabilities

Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance for which the Company does not have the right to payment. As of September 30, 2025 and December 31, 2024, the Company does not have any contract assets.

Contract liabilities are recorded when the Company receives payment prior to satisfying its obligation to transfer goods to a customer. The Company had unsatisfied performance obligations of $331,000 and $357,000 as of September 30, 2025 and December 31, 2024, respectively. These balances are classified between current and long-term. As of September 30, 2025 and December 31, 2024, a total of $33,000 was included in Other current liabilities and $298,000 and $324,000, respectively, in Contract liabilities in the Consolidated Balance Sheets. As of December 31, 2023, the Company had an unsatisfied performance obligation of $390,000.

For the three and nine-months ended September 30, 2025, the Company recognized revenue of approximately $64,000 and $192,000, respectively, for amounts included in the beginning balance in Contract liabilities. For the three and nine-months ended September 30, 2024, the Company recognized revenue of approximately $64,000 and $164,000, respectively, for amounts included in the beginning balance in Contract liabilities.

Remaining Performance Obligations

The Company’s remaining performance obligations are calculated as the dollar value of the remaining unsatisfied performance obligations on executed contracts. The estimated revenue expected to be recognized in the future once the performance obligations are satisfied under the Company’s existing customer agreements was $331,000 and $357,000 as of September 30, 2025 and December 31, 2024, respectively. These amounts are classified between current and long-term in Other current liabilities and Contract liabilities in the Consolidated Balance Sheets. The Company expects to recognize approximately $33,000 as revenue in the next twelve months.

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

All obligations under the Credit Agreement are guaranteed by the Company and secured by substantially all of the Company’s assets. The loan will be due in full on the Maturity Date unless the Company elects to repay the principal amount at any time prior to the Maturity Date. Upon prepayment, the Company will owe an exit fee of 3% on the principal amount of the loans as well as the applicable repayment premium. The repayment premium varies between 0.0% - 3.0% of the principal amount of the loan, depending on certain conditions that are defined in the Credit Agreement. The repayment premium may also incorporate the make-whole amount. The make-whole amount represents the remaining scheduled interest payments on the Loan Facility during the period commencing on the prepayment date through the 24-month anniversary of the Closing Date. The Credit Agreement further states that the Company will be required to repay portions of the principal amount of the Loan Facility if the Company does not achieve certain net revenue covenants. If, for any quarter until the Maturity Date, the Company’s net revenue does not equal or exceed the applicable trailing 12-month amount as set forth in the Credit Agreement, then the Company shall repay, in equal quarterly installments of 5.0% of the outstanding principal amount of the Loan Facility on the date the net revenue amount was not satisfied, together with the exit fee and repayment premium, if applicable. The Company shall repay amounts outstanding in full immediately upon an acceleration as a result of an event of default as set forth in the Credit Agreement, together with a repayment premium and other fees. As of September 30, 2025, the Company has not made any repayments on the outstanding debt balance.

During the term of the Credit Agreement, interest payable in cash by the Company shall accrue on any outstanding debt at a rate per annum equal to the greater of (x) the SOFR rate for such period and (y) 4.00% plus, in either case, 8.00%. As of September 30, 2025, the interest rate was 12.28%. During an event of default, any outstanding amount will bear interest at a rate of 4.00% in excess of the otherwise applicable rate of interest. The Company paid certain fees with respect to the Credit Agreement, including an upfront fee, an unused fee on the undrawn portion of the Loan Facility, and certain fees related to amendments to the Credit Agreement; continues to pay an administration fee; and may have to pay a repayment premium and an exit fee, as well as certain other fees and expenses of the Lender.

The Credit Agreement contains a number of customary representations, warranties, and covenants that, among other things, will limit or restrict the ability of the Company to (subject to certain qualifications and exceptions): create liens and encumbrances; incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends or make other payments in respect of their capital stock; amend certain material documents; redeem or repurchase certain debt; engage in certain transactions with affiliates; and enter into certain restrictive agreements. In addition, the Company will be required to maintain at least $10.0 million of unrestricted cash and cash equivalents.

The Credit Agreement contains certain customary events of default, including: nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; material defaults on other indebtedness; bankruptcy and insolvency events; material monetary judgments; loss of certain key permits, persons and contracts; material adverse effects; certain regulatory matters; and any change of control. One such event of default is if the Company’s Quarterly Report on Form 10-Q is subject to any qualification or statement which is of a “going concern” or similar nature.

On the Closing Date, the Company issued to an affiliate of the Lender the $10.218 Warrants, with a term of 10 years from the issuance date. The $10.218 Warrants contain customary share adjustment provisions, as well as weighted average price protection in certain circumstances. As a result of the Placement, the $10.218 Warrants were repriced from their original exercise price of $10.9847 to $10.218.

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

On February 13, 2025, the Lender and the Company mutually agreed to a fourth amendment (the “Fourth Amendment”) to the Credit Agreement, which amended the trailing 12-month revenue covenant to $73.0 million for the quarter ending March 31, 2025, to $78.0 million for the quarter ending June 30, 2025, to $84.0 million for the quarter ending September 30, 2025, to $92.0 million for the quarter ending December 31, 2025 and to $103.0 million for the quarter ending March 31, 2026. The $115.0 million revenue covenant for all subsequent quarters through the Maturity Date remained in effect. As a condition to the execution of the Fourth Amendment, the Company issued to the Lender the Penny Warrants, with a term of 10 years from the issuance date. The Penny Warrants contain customary share adjustment provisions, as well as weighted average price protection in certain circumstances.

On March 31, 2025, the Company received a waiver related to the trailing 12-month revenue covenant for the first quarter of 2025 and paid the Lender a fee. On June 30, 2025, the Company received a waiver related to the trailing 12-month revenue covenant for the second quarter of 2025 for no fee.

On August 7, 2025, the Company entered into a fifth amendment to the Credit Agreement (the “Fifth Amendment”), which amended the trailing 12-month revenue covenant to $73.0 million for the quarter ending September 30, 2025, to $77.0 million for the quarter ending December 31, 2025, to $90.0 million for the quarter ending March 31, 2026, and to $103.0 million for the quarter ending June 30, 2026, and waived a requirement that the Company’s Quarterly Report on Form 10-Q not contain any qualification or statement which is of a “going concern” or similar nature in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2025. The $115.0 million revenue covenant for all subsequent quarters through the date of debt maturity remained in effect. As a condition to the execution of the Fifth Amendment, the Company issued 400,000 shares of its Common stock to the Lender and recorded the fair value on issuance of $2.2 million in Other expense, net in the Consolidated Statement of Operations.

On September 30, 2025, the Company received a waiver related to the trailing 12-month net revenue covenant for the third quarter of 2025. As of September 30, 2025, as a result of the applicable waivers and amendments, the Company was in compliance with all financial covenants in the Credit Agreement. See Note 16 to the Consolidated Financial Statements for additional information regarding a sixth amendment to the Credit Agreement.

As permitted under ASC 825, Financial Instruments, the Company elected the fair value option (“FVO”) to record the loan facility and warrants with changes in fair value recorded in the Consolidated Statements of Operations in Other income, net. Changes related to instrument-specific credit risk are revalued by comparing the amount of the total change in fair value of the loan facility to the amount of change in fair value that would have occurred if the Company’s credit spread had not changed between the reporting periods, and is recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets.

The difference between the fair value of the loan facility and the unpaid principal balance of $40.0 million is an additional liability of $2.4 million and $2.2 million as of September 30, 2025 and December 31, 2024, respectively. For changes in fair value, refer to Note 4 to the Consolidated Financial Statements.

7. Inventory

The composition of the inventory is as follows (in thousands):

	As of
	September 30, 2025	December 31, 2024
Raw materials	$2,093	$2,449
Work in process	100	389
Finished goods	5,047	4,431
Total inventory	$7,240	$7,269

The Company values its inventories to reflect the lower of cost or net realizable value. Charges for estimated excess and obsolescence are recorded in Cost of sales in the Consolidated Statements of Operations and were $152,000 and $173,000 for the three-months ended September 30, 2025 and 2024, respectively, and $695,000 and $408,000 for the nine-months ended September 30, 2025 and 2024, respectively.

8. Intangible Assets

The composition of intangible assets, net is as follows (in thousands):

		As of September 30, 2025			As of December 31, 2024
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Carry Amount	Gross Amount	Accumulated Amortization	Net Carry Amount
Patent 1	7	136	(54)	82	136	(46)	90
Patent 2	8	238	(83)	155	238	(61)	177
Patent 3	15	118	(22)	96	108	(25)	83
Patent 4	15	73	(12)	61	67	(9)	58
Patent 5	16	55	(5)	50	46	(3)	43
Patent 6	1	156	(76)	80	121	(42)	79
Regenity License	9	5,000	(374)	4,626	5,000	(14)	4,986
Trademarks	Indefinite	54	-	54	54	-	54
Total intangible assets		$5,830	$(626)	$5,204	$5,770	$(200)	$5,570

For the three-months and nine-months ended September 30, 2025 and 2024, the Company did not identify any events or changes in circumstances that indicated that the carrying value of its intangibles may not be recoverable. As such, there was no impairment of intangible assets recognized for the three and nine-months ended September 30, 2025 and 2024. Amortization expense of intangibles included in the Consolidated Statements of Operations was $153,000 and $23,000 for the three-months ended September 30, 2025 and 2024, respectively, and $441,000 and $56,000 for the nine-months ended September 30, 2025 and 2024, respectively. Due to Regenity receiving 510(k) clearance for Cohealyx in December 2024, the Company recorded a license (the “Regenity License”) of $5.0 million. For further details refer to Note 11 to the Consolidated Financial Statements.

The Company expects the future amortization of amortizable intangible assets held as of September 30, 2025 to be as follows (in thousands):

Estimated Amortization Expense
Remainder of 2025	$153
2026	576
2027	544
2028	544
2029	544
Thereafter	2,789
Total	$5,150

9. Plant and Equipment

The composition of plant and equipment, net is as follows (in thousands):

		As of
	Useful Lives	September 30, 2025	December 31, 2024
Computer equipment	3 - 5 years	$1,867	$1,645
Computer software	3 years	923	836
Construction in progress (“CIP”)		806	442
Furniture and fixtures	7 years	1,221	1,177
Laboratory and other equipment	3 - 5 years	1,247	954
Leasehold improvements	Lesser of life or lease term	4,870	4,607
RECELL molds	5 years	606	503
RECELL GO RPD CIP		1,083	1,464
RECELL GO RPD		407	453
Operating lease assets - RPD	200 uses	1,534	1,384
Less: accumulated amortization and depreciation		(4,680)	(3,447)
Total plant and equipment, net		$9,884	$10,018

Construction in progress consists primarily of leasehold improvements, and RECELL GO RPD CIP consists of materials for the manufacture of the RPDs. RPDs have a useful life of 200 uses and are being amortized based on customer usage as determined by orders placed for the sales of the RPKs. RECELL GO RPD represents assets available to be leased by customers and are not depreciated until leased.

Depreciation expense related to plant and equipment was $421,000 and $288,000 for the three-months ended September 30, 2025 and 2024, respectively, and $1.2 million and $661,000 for the nine-months ended September 30, 2025 and 2024, respectively. No impairment was recorded for the three and nine-months ended September 30, 2025 and 2024.

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

The table below summarizes the Company’s Lease revenue as presented in the Consolidated Statement of Operations for the three and nine-months ended September 30, 2025 and 2024.

	Three-Months Ended		Nine-Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Variable lease revenue	$165	$152	$547	$164

Assets held for lease and included in Plant and equipment consisted of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Rental RPD assets	$1,534	$1,384
Accumulated depreciation	(83)	(47)
Net rental RPD assets	$1,451	$1,337

10. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. Long-lived assets are primarily located in the United States as of September 30, 2025 and December 31, 2024.

Revenue by region for the three and nine-months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue by region:
United States	$16,032	$19,048	$51,685	$44,162
Japan	605	388	1,666	1,237
European Union	-	-	49	155
Australia	80	54	160	132
United Kingdom	345	56	435	159
Total	$17,062	$19,546	$53,995	$45,845

Revenue by customer type for the three and nine-months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue by customer type:
Commercial sales	$16,998	$19,482	$53,803	$45,681
Deferred commercial revenue recognized	8	8	25	25
BARDA revenue for right of first access	56	56	167	139
Total	$17,062	$19,546	$53,995	$45,845

Commercial revenue by product for the three and nine-months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Commercial revenue by product:
RECELL	$15,427	$19,059	$49,921	$44,811
Other wound care products	1,406	271	3,335	706
Lease revenue	165	152	547	164
Total commercial sales	$16,998	$19,482	$53,803	$45,681

Consolidated net loss by segment for the three and nine-months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Total revenues	$17,062	$19,546	$53,995	$45,845
Purchases of inventory	(2,668)	(2,804)	(8,443)	(5,883)
Other cost of sales	(519)	(386)	(1,047)	(931)
Gross profit	13,875	16,356	44,505	39,031
Operating expenses:
Sales and marketing	(12,053)	(15,144)	(41,200)	(44,086)
General and administrative	(7,227)	(9,590)	(20,283)	(26,071)
Research and development	(3,748)	(5,428)	(15,148)	(15,510)
Total operating expenses	(23,028)	(30,162)	(76,631)	(85,667)
Operating loss	(9,153)	(13,806)	(32,126)	(46,636)
Interest expense	(1,268)	(1,359)	(3,754)	(4,063)
Other (expense) income, net	(2,751)	(1,068)	(1,058)	478
Loss before income taxes	(13,172)	(16,233)	(36,938)	(50,221)
Income tax expense	(15)	28	(28)	(35)
Net loss	$(13,187)	$(16,205)	$(36,966)	$(50,256)

11. Commitments and Contingencies

The Company is subject to certain contingencies arising in the ordinary course of business. The Company records accruals for these contingencies to the extent that a loss is both probable and reasonably estimable. If some amount within a range of loss appears more likely than any other amount within the range, that amount is accrued. Alternatively, when no amount within a range of loss appears to be a better estimate than any other amount, the lowest amount in the range is accrued. The Company expenses legal costs associated with loss contingencies as incurred. As of September 30, 2025 and December 31, 2024, the Company did not have any outstanding or threatened litigation that would have a material impact on the Consolidated Financial Statements.

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

On March 17, 2025, the Company and Stedical entered into an Amendment Two (the “Amendment”) of the Distribution Agreement. Under the terms of the Amendment, the Company’s share of revenue from PermeaDerm sales increased from 50% to 60% and Stedical becomes eligible for certain milestone payments conditioned upon AVITA Medical’s achievement of specified sales targets. In addition, Stedical’s share from the sale of PermeaDerm is reduced by the Company’s actual cost to manufacture PermeaDerm. For 2025, the Company is required to reach $6.0 million in gross sales of PermeaDerm. For every year thereafter, the Company must achieve a minimum 20% increase in revenue from sales of PermeaDerm. In the event the Company fails to achieve the specified growth rate for two subsequent years, the Company will be required to make a cash payment to Stedical equal to the difference between what Stedical would have received if that growth target had been met for that second year and the amount of payments that were made to Stedical during that second year. The Amendment revises the initial term of the Distribution Agreement to ten years from the date of the Amendment.

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

Development and Distribution Agreement with Regenity

On July 31, 2024, the Company entered into the Regenity Agreement to market, sell, and distribute Cohealyx, a unique collagen-based dermal matrix under the Company's private label in the U.S., with the potential to commercialize the product in countries in the European Union, as well as in Japan and Australia. The initial term of the Regenity Agreement is five years, with an automatic extension of an additional five years, contingent upon meeting certain criteria. The Regenity Agreement also requires the Company to meet certain revenue targets, which may be reduced by the amount of product purchased during a given year, in order to maintain its exclusive distribution rights. In the event the Company fails to meet those revenue targets, Regenity may end the Company’s exclusivity under the Regenity Agreement unless the Company makes a cash payment to Regenity equal to the difference between what Regenity would have received if the revenue target were met and the amount of payments that were made to Regenity during the year.

Under the terms of the Regenity Agreement, the Company made a $2.0 million payment upon receipt of 510(k) clearance by Regenity in December 2024. Depending on the results of certain clinical studies related to Cohealyx, the Company has an additional obligation to pay up to $3.0 million on or before January 4, 2026 to guarantee development and manufacturing capacity (and related resources). As such, upon Regenity receiving 510(k) clearance in December 2024, the Company recorded $5.0 million in Intangible assets, net on the Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, the Company recorded $3.0 million in Contingent liability and $3.0 million in Contingent liability, long-term, respectively, on the Consolidated Balance Sheets.

12. Common and Preferred Stock

The Company’s CHESS Depositary Interests (“CDIs”) are quoted on the ASX under the ticker code, “AVH.” The Company’s shares of Common stock are quoted on Nasdaq under the ticker code, “RCEL.” One share of Common stock on Nasdaq is equivalent to approximately five CDIs on the ASX.

The Company is authorized to issue 200,000,000 shares of Common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, issuable in one or more series as designated by the Company’s Board of Directors. No other class of capital stock is authorized. As of September 30, 2025 and December 31, 2024, 30,493,111 and 26,354,042 shares of Common stock, respectively, were issued and outstanding and no shares of Preferred stock were issued and outstanding during any period.

Common stock held in the rabbi trust is classified in a manner similar to treasury stock and presented separately on the Consolidated Balance Sheets as Common stock held by the NQDC Plan. As of September 30, 2025 and December 31, 2024, a total of 129,411 and 244,218 shares awards have been deferred, respectively. Vested shares are converted to Common stock and are reclassified to permanent equity.

On August 7, 2025, as a condition to the execution of the Fifth Amendment, the Company issued 400,000 shares of its Common stock to the Lender.

On August 12, 2025, the Company completed the Placement on the ASX to institutional and professional investors to raise $14.8 million through the issuance of 17,201,886 CDIs, which is the equivalent of 3,440,377 shares of Common stock.

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

In June 2023, the stockholders approved the Company’s Employee Stock Purchase Plan (the “ESPP”), which became effective on July 1, 2023. On June 30, 2023, the Company filed a Registration Statement on Form S-8 to register 1,000,000 shares of Common stock under the ESPP, as a result of the Company’s stockholders approving the ESPP at the Company’s 2023 annual meeting of stockholders. The ESPP features two six-month offering periods per year, running from June 1 to November 30 and December 1 to May 31.

Stock-Based Payment Expenses

Stock-based payment transactions are recognized as compensation expense based on the fair value of the instrument on the date of grant. The Company uses the graded-vesting method to recognize compensation expense. Compensation cost is reduced for forfeitures as they occur in accordance with ASU 2016-09, Simplifying the Accounting for Share-Based Payment. No income tax benefit was recognized in the Consolidated Statements of Operations for stock-based payment arrangements for the three-months ended September 30, 2025 and 2024.

The Company has included stock-based compensation expense for all equity awards and the ESPP as part of operating expenses in the accompanying Consolidated Statements of Operations as follows:

	Three-Months Ended		Nine-Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Sales and marketing expenses	$712	$854	$1,811	$2,842
General and administrative expenses	1,465	2,781	4,483	6,510
Research and development expenses	606	445	1,852	1,346
Total	$2,783	$4,080	$8,146	$10,698

A summary of share option activity as of September 30, 2025, and changes during the period ended, is presented below:

	Service Only Share Options	Performance-Based Share Options	Total Share Options
Outstanding shares at December 31, 2024	3,349,037	191,171	3,540,208
Granted	1,968,770	-	1,968,770
Exercised	(61,267)	(13,458)	(74,725)
Expired	(130,905)	(5,824)	(136,729)
Forfeited	(149,477)	(588)	(150,065)
Outstanding shares at September 30, 2025	4,976,158	171,301	5,147,459
Exercisable at September 30, 2025	1,794,030	161,707	1,955,737
Vested and expected to vest - September 30, 2025	4,976,158	171,301	5,147,459

A summary of the status of the Company’s unvested RSUs as of September 30, 2025, and changes that occurred during the period, is presented below:

Unvested Shares	Tenure-Based RSUs	Performance Condition RSUs	Total RSUs
Unvested RSUs outstanding at December 31, 2024	109,315	7,881	117,196
Granted	60,132	-	60,132
Vested	(101,299)	(7,881)	(109,180)
Forfeited	(1,100)	-	(1,100)
Unvested RSUs outstanding at September 30, 2025	67,048	-	67,048

14. Income Taxes

Income tax (expense) benefit for the three-months ended September 30, 2025 and 2024 was $(15,000) and $28,000, respectively. Income tax (expense) benefit for the nine-months ended September 30, 2025 and 2024 was $(28,000) and $(35,000), respectively. These amounts are related to state minimum taxes.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA makes significant U.S. tax law changes and modifications, including accelerated tax deductions for qualified property and domestic research expenditures, and business interest expense limitations. The Company is assessing the impact of the OBBBA to its Consolidated Financial Statements.

15. Net Loss per Share

The following is a reconciliation of the basic and diluted loss per share computations:

	Three-Months Ended		Nine-Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
(in thousands, except per share amounts)
Net loss	$(13,187)	$(16,205)	$(36,966)	$(50,256)
Weighted-average common shares—outstanding, basic and diluted	28,393	25,984	27,013	25,795
Net loss per common share, basic and diluted	$(0.46)	$(0.62)	$(1.37)	$(1.95)

	Three-Months Ended		Nine-Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Anti-dilutive shares excluded from diluted net loss per common share:
Stock options	5,147,459	3,791,021	5,147,459	3,791,021
Restricted stock units	67,048	128,454	67,048	128,454
ESPP	54,920	75,339	54,920	75,339
Warrants	554,841	409,661	554,841	409,661

The Company’s basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the relevant period. In accordance with ASC 710-10, Compensation - General, 129,411 shares of Common stock held by the rabbi trust are excluded from the denominator in the basic and diluted net loss per common share calculations. For the purposes of the calculation of diluted net loss per share, options to purchase common stock, restricted stock units and unvested shares of Common Stock issued upon the early exercise of stock options have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. Because the Company has reported a net loss for the three and nine-months ended September 30, 2025 and 2024, diluted net loss per common share is the same as the basic net loss per share for those periods.

16. Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that except as disclosed below, no events have occurred that would require adjustment to, or disclosures in, the Consolidated Financial Statements.

Amendment to Credit Agreement

On November 5, 2025, the Company entered into a sixth amendment to the Credit Agreement (the “Sixth Amendment”), which amended the trailing 12-month revenue covenant to $70.0 million for the quarter ending December 31, 2025. The revenue covenants for all subsequent quarters through the Maturity Date remain in effect. The Sixth Amendment also waived a requirement that the Company’s Quarterly Report on Form 10-Q not contain any qualification or statement which is of a “going concern” or similar nature for the quarter ending September 30, 2025. In consideration for the amended covenant and waiver in the Sixth Amendment, the Company agreed to add $500,000 to the principal balance of the Loan Facility, with interest paid on this amount as of November 1, 2025 and during the term of the Loan Facility and payable along with the original $40,000,000 principal balance, either on the Maturity Date or when and if earlier repaid.

Departure of Chief Executive Officer and Director

Effective October 16, 2025 (the “Effective Date”), James Corbett departed from his roles as Chief Executive Officer and member of the Company’s Board of Directors (the “Board”). The Company and Mr. Corbett will enter into a separation and release agreement (reflecting certain terms of his employment agreement, as previously disclosed in the Company’s Definitive Proxy Statement filed April 22, 2025), as of the Effective Date.

Appointment of Interim Chief Executive Officer and Lead Independent Director

On the Effective Date, the Board appointed Cary Vance, the Company’s Chairman of the Board, as the Company’s Interim Chief Executive Officer. Mr. Vance will continue to serve as Chairman of the Board during his service, while Board member Jan Reed has been appointed Lead Independent Director of the Board.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of AVITA Medical, Inc.’s (“AVITA Medical”, the “Company”, “we”, “our”, or “us”) financial condition and results of operations should be read in conjunction with our unaudited Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

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
•
Expand adoption of RECELL GO mini in trauma and burn centers treating smaller wounds
•
Expand adoption of Cohealyx
•
Continue enrollment of the post-market study of Cohealyx in 2025 to develop clinical data to further support commercialization
•
Continue enrollment of the post-market study of PermeaDerm in 2025 to develop clinical data to further support commercialization
•
After obtaining CE mark for RECELL GO, commercialization in the European Union, the U.K., and Australia under our distribution agreements
•
Drive commercial revenue growth, generate positive cash flow, and achieve operating profitability
•
Seek additional business development opportunities complementary to our target markets

Business Environment and Current Trends

Changes in reimbursement rates and coverage policy by third party payors may place additional financial pressure on hospitals and the broader healthcare system. These changes could reduce demand for our products, particularly if healthcare providers face lower margins or additional administrative burdens. While we believe this issue contributed to a decline in demand for the RECELL System during the first half of the year, recent advocacy efforts are progressing towards a resolution which is expected to drive revenue recovery.

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

Recent Developments

On October 1, 2025, the Centers for Medicare & Medicaid Services (CMS) approved a New Technology Add-On Payment (NTAP) for the RECELL® System, applicable to acute non-thermal full-thickness skin defects—such as traumatic injuries and surgical wounds—that require inpatient care and are treated with RECELL in combination with a meshed autograft. This NTAP designation allows Medicare Part A inpatient claims to receive up to $4,875 in additional reimbursement per case, beyond the standard MS-DRG base rate, provided CMS thresholds and coding criteria are met. The NTAP is effective from October 1, 2025, through September 30, 2026, and was granted under CMS’s alternative pathway recognizing RECELL’s FDA Breakthrough Device status, reinforcing its clinical value and supporting broader hospital adoption.

On September 14, 2025, we obtained the CE Mark for RECELL GO under the European Union Medical Device Regulation (EU MDR). This allows the Company to commercialize RECELL GO in Europe and other markets that recognize the CE Mark. Data recently presented at both the 2025 British Burn Association and the European Burns Association Congress demonstrated that adults with deep-partial thickness burns treated with RECELL experienced a 36% reduction in hospital stays compared with traditional grafting, underscoring the clinical value of the RECELL technology.

On April 1, 2025, we initiated a U.S. commercial launch of Cohealyx, a collagen-based dermal matrix branded by AVITA Medical and co-developed with Regenity. Cohealyx is designed to support cellular migration and revascularization, advancing readiness for wound bed closure. In pre-clinical and initial clinical utilization, Cohealyx is integrated into the wound bed as early as seven days.

Cohealyx, along with PermeaDerm and our flagship product, the RECELL System, support the standard of care for full-thickness wounds. Cohealyx is a dermal matrix that prepares wounds for grafting; RECELL Spray-On Skin Cells, used alone or in conjunction with a skin graft, achieve definitive wound closure; and PermeaDerm provides a translucent, variable porosity covering to protect the wound through all stages of management and healing. This integrated approach may improve clinical outcomes and expand our market opportunity.

We are executing a focused strategy targeting approximately 200 U.S. burn and trauma centers—including legacy burn centers—that represent the highest value and volume in the country’s acute wound care landscape. These institutions are central to our commercial efforts, given their concentration of complex inpatient cases and procedural throughput. By concentrating on burn and trauma centers, we aim to maximize impact and drive adoption of our portfolio across the most critical segments of acute wound care.

The post-market study, TONE, and the health care economics study, both related to our vitiligo initiative were published during the first quarter of 2025. However, the reimbursement environment for vitiligo remains challenging and uncertain. As a consequence, we continue to pause investment in vitiligo.

Results of Operations for the three-months ended September 30, 2025 compared to the three-months ended September 30, 2024.

The table below summarizes the results of our operations for each of the periods presented (in thousands).

	Three-Months Ended
Statement of Operations Data:	September 30, 2025	September 30, 2024	$ Change	% Change
Sales revenue	$16,897	$19,394	(2,497)	(13)%
Lease revenue	165	152	13	9%
Total revenues	17,062	19,546	(2,484)	(13)%
Cost of sales	(3,187)	(3,190)	3	(0)%
Gross profit	13,875	16,356	(2,481)	(15)%
Operating expenses:
Sales and marketing	(12,053)	(15,144)	3,091	(20)%
General and administrative	(7,227)	(9,590)	2,363	(25)%
Research and development	(3,748)	(5,428)	1,680	(31)%
Total operating expenses	(23,028)	(30,162)	7,134	(24)%
Operating loss	(9,153)	(13,806)	4,653	(34)%
Interest expense	(1,268)	(1,359)	91	(7)%
Other (expense) income, net	(2,751)	(1,068)	(1,683)	158%
Loss before income taxes	(13,172)	(16,233)	3,061	(19)%
Income tax (expense) benefit	(15)	28	(43)	(154)%
Net loss	$(13,187)	$(16,205)	3,018	(19)%

Total revenues decreased by 13%, or $2.5 million, to $17.1 million, compared to $19.5 million in the same period in the prior year. The decrease in commercial revenues was primarily driven by Medicare Administrative Contractor (MAC) reimbursement headwinds, partially offset by increased revenue from new product launches and expanding adoption within our established markets.

Gross profit margin was 81.3% compared to 83.7% in the corresponding period in the prior year. Note that the gross margin for RECELL products only was 83.6% for the quarter, which we believe will remain in this range for future quarters. The decrease in the overall gross margin percentage from the prior year was primarily caused by product mix and higher inventory reserve. We share the average sales price for Cohealyx at 50% and for PermeaDerm at 60%. Although these arrangements are highly beneficial, they inevitably result in an overall decrease in gross margin percentage. Therefore, the product mix is expected to continue to impact the overall gross margin percentage while increasing the gross profit, and given that costs associated with this revenue do not increase significantly, operating profit on a quarterly basis.

Total operating expenses decreased by 24%, or $7.2 million, to $23.0 million, compared with $30.2 million in the corresponding period in the prior year.

Sales and marketing expenses decreased by 20%, or $3.1 million, to $12.1 million, compared to $15.1 million in the corresponding period in the prior year. Lower costs in the current year are due to decreases in salaries and benefits of $1.5 million, selling expenses of $1.5 million, and travel expenses of $0.2 million offset by an increase in other selling expenses of $0.1 million. The decreases in salaries and benefits and travel expenses are due to the reduction of our sales force as part of cost savings initiatives. The decreases in selling expenses are due to lower commissions.

General and administrative expenses decreased by 25%, or $2.4 million, to $7.2 million, compared to $9.6 million in the same period in the prior year. Lower costs in the current year are due to decreases in salaries and benefits of approximately $1.7 million and stock-based compensation expenses of $1.3 million, offset by increases in professional fees of $0.6 million. The decrease in salaries and benefits and stock-based compensation is primarily attributable to higher severance and other related benefits in the prior year. The increase in professional fees is largely related to legal expenses due to corporate matters.

Research and development expenses decreased by 31%, or $1.7 million, to $3.7 million, compared to $5.4 million in the same period in the prior year. Lower costs in the current year are due to decreases in salaries and benefits of approximately $1.1 million, research and development expense of $0.4 million, and other development expenses of $0.2 million. The decreases in salaries and benefits are due to lower headcount. The decrease in research and development expenses are primarily due to the capitalization of project costs, specifically internally developed software.

Other expense, net increased by $1.7 million to $2.8 million from $1.1 million in the prior period. In the current period, other income, net consists of a non-cash charges of $2.2 million related to the amendment of our loan facility and $0.9 million related to the change in fair value of loan facility, offset by $0.3 million in income related to our investments. The prior period expense consisted of non-cash charges of $1.0 million and $0.8 million related to the changes in fair value of the debt and warrant liability, respectively, offset by $0.6 million in income related to our investments and $0.1 million in other gains, net.

Results of Operations for the nine-months ended September 30, 2025 compared to the nine-months ended September 30, 2024.

The table below summarizes the results of our operations for each of the periods presented (in thousands).

	Nine-Months Ended
Statement of Operations Data:	September 30, 2025	September 30, 2024	$ Change	% Change
Sales revenue	$53,448	$45,681	7,767	17%
Lease revenue	547	164	383	234%
Total revenues	53,995	45,845	8,150	18%
Cost of sales	(9,490)	(6,814)	(2,676)	(39)%
Gross profit	44,505	39,031	5,474	14%
Operating expenses:
Sales and marketing	(41,200)	(44,086)	2,886	(7)%
General and administrative	(20,283)	(26,071)	5,788	(22)%
Research and development	(15,148)	(15,510)	362	(2)%
Total operating expenses	(76,631)	(85,667)	9,036	(11)%
Operating loss	(32,126)	(46,636)	14,510	(31)%
Interest expense	(3,754)	(4,063)	309	(8)%
Other (expense) income, net	(1,058)	478	(1,536)	nm
Loss before income taxes	(36,938)	(50,221)	13,283	(26)%
Income tax expense	(28)	(35)	7	(20)%
Net loss	$(36,966)	$(50,256)	13,290	(26)%

*nm = not meaningful

Total revenues increased by 18%, or $8.2 million, to $54.0 million, compared to $45.8 million in the same period in the prior year. The growth in commercial revenues was largely driven by deeper penetration within customer accounts, new accounts for the treatment of traumatic and surgical wounds and, to a lesser extent, new product launches.

Gross profit margin was 82.4% compared to 85.1% in the corresponding period in the prior year. Note that the gross margin for RECELL products only was 84.5% for the nine months ended September 30, 2025, which we believe will remain in this range for future quarters. The decrease in the overall gross margin percentage from the prior year was primarily caused by volume discounts, a higher inventory reserve, and product mix.

Total operating expenses decreased by 11%, or $9.0 million, to $76.6 million, compared with $85.7 million in the corresponding period in the prior year.

Sales and marketing expenses decreased by 7%, or $2.9 million, to $41.2 million, compared to $44.1 million in the corresponding period in the prior year. Lower costs in the current year are due to decreases in stock-based compensation expense of $0.9 million, salaries and benefits of $0.7 million, recruiting expenses of $0.6 million, seminars and meetings expenses of $0.4 million, and travel expenses of $0.3 million. The decreases are primarily due to the reduction of our sales force as part of cost savings initiatives.

General and administrative expenses decreased by 22%, or $5.8 million, to $20.3 million, compared to $26.1 million in the same period in the prior year. Lower costs in the current year are due to decreases in salaries and benefits of $3.4 million, stock-based compensation expense of $1.9 million, and deferred compensation expense of $0.9 million, offset by an increase of $0.4 million in other corporate expenses. The decrease in salaries and benefits and stock-based compensation expense is primarily attributable to decreased headcount and lower severance payments. The decrease in deferred compensation expense is driven by lower stock price used to calculate the deferred compensation liability for the deferred restricted stock awards.

Research and development expenses decreased by 2%, or $0.4 million, to $15.1 million, compared to $15.5 million in the same period in the prior year. Lower costs in the current year are due to decreases in research and development expenses of $0.8 million, professional fees of $0.4 million and other development expenses of $0.2 million, offset by increases in salaries and benefits of approximately $0.5 million and stock-based compensation expense of $0.5 million. The decrease in professional fees is due to the completion of the vitiligo TONE study partially offset by clinical trial costs associated with PermeaDerm and Cohealyx post-market studies. The decreases in research and development expenses are due to the capitalization of project costs, specifically internally developed software. The increases in salaries and benefits and stock-based compensation expenses are due to increased headcount.

Other (expense) income, net decreased by $1.5 million to other expense, net of $1.1 million from other income, net of $0.5 million in the prior period. In the current period, other (expense) income, net consists of $3.0 million in debt issuance costs and $0.8 million related to the change in fair value of loan facility, offset by a non-cash gain of $1.6 million related to the change in fair value of warrants, $0.7 million in income related to our investments, and $0.4 million in other gains, net. The prior period income consisted of $2.3 million in income related to our investments, $0.4 million due to the change in fair value of warrant liability, and $0.4 million in other gains, net, offset by a non-cash charge of $2.6 million due to the change in fair value of the debt.

Liquidity and Capital Resources

Overview

We had approximately $15.4 million in cash and cash equivalents and $7.9 million in marketable securities as of September 30, 2025. We have funded our research and development activities, and more recently our substantial investment in sales and marketing activities, through the sale of our products, the issuance of equity securities, and debt financing. If capital is not available to us when amounts are needed, we could be required to delay, scale back or abandon commercial and development programs and other operations, which could adversely impact our business, financial condition, and operating results.

On August 12, 2025, we completed a private placement (the “Placement”) on the ASX to institutional and professional investors to raise $14.8 million, or $13.8 million after deducting sales commissions and offering expenses, through the issuance of 17,201,886 CHESS Depositary Interests (“CDIs”), which is the equivalent of 3,440,377 shares of Common stock. Proceeds of the Placement will be used for working capital requirements and will provide additional strategic flexibility to support continued growth of our therapeutic acute wound portfolio.

Based on our liquidity position as of September 30, 2025 and our current forecast of operating results and cash flows, management has determined that, absent any mitigating action, it is probable we may not be able to maintain compliance of the minimum cash balance covenant pursuant with the terms of our Credit Agreement within the next twelve months following the date of issuance of the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. Should such situation arise, the Lender could exercise its right to accelerate repayment of the outstanding debt. These events and conditions raise substantial doubt about our ability to continue as a going concern. As a result of this conclusion, and due to our current debt servicing obligations, the long-term portion of the credit facility has been classified as a current liability in the Consolidated Balance Sheets as of September 30, 2025.

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

On October 18, 2023 (the “Closing Date”), we entered into a Credit Agreement (the “Credit Agreement”), by and between us, as borrower, and an affiliate of OrbiMed Advisors, LLC, as the lender and administrative agent (the “Lender”). The Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $90.0 million (the “Loan Facility”), of which $40.0 million was borrowed on the Closing Date, less certain fees and expenses payable to or on behalf of the Lender. The indebtedness under the Credit Agreement is secured by substantially all of our assets and will accrue interest at a rate equal to the greater of (a) forward-looking one-month term SOFR rate and (b) four percent (4%) per annum, plus eight percent (8%). In the event that we do not meet certain 12-month trailing revenue targets at the end of future fiscal quarters, the outstanding balance of the loan must be repaid in equal quarterly installments of 5% of the funded amount through the maturity date. In addition, if we don’t maintain a minimum cash and cash equivalents balance at the end of each reporting period, we may have to repay amounts outstanding in full as a result of an event of default. The Credit Agreement contains representations, warranties, and covenants that are customary for this type of agreement.

On November 7, 2024, we entered into the third amendment (the “Third Amendment”) to the Credit Agreement. Under the terms of the Third Amendment and subject to our payment of a consent fee to the Lender, we mutually agreed to (1) terminate two additional tranches of available debt in the aggregate amount of $50.0 million and (2) remove the trailing 12-month revenue covenant for the fourth quarter of 2024, which was set at $67.5 million. All revenue covenants for subsequent quarters remained in effect.

On February 13, 2025, we entered into a fourth amendment to the Credit Agreement (the “Fourth Amendment”), which amended the trailing 12-month revenue covenant to $73.0 million for the quarter ending March 31, 2025, to $78.0 million for the quarter ending June 30, 2025, to $84.0 million for the quarter ending September 30, 2025, to $92.0 million for the quarter ending December 31, 2025 and to $103.0 million for the quarter ending March 31, 2026. The $115.0 million revenue covenant for all subsequent quarters through the date of debt maturity remained in effect. We were not in compliance with the trailing 12-month net revenue covenants for the first and second quarters of 2025. In consideration of the Fourth Amendment, we issued to the Lender warrants to purchase up to 145,180 shares of our common stock, at an exercise price of $0.01 per share, with a term of 10 years from the issuance date.

On March 31, 2025, we received a waiver related to the trailing 12-month net revenue covenant for the first quarter of 2025, which was set at $73.0 million. On June 30, 2025, we received a waiver related to the trailing 12-month net revenue covenant for the second quarter of 2025, which was set at $78.0 million.

On August 7, 2025, we entered into a fifth amendment to the Credit Agreement (the “Fifth Amendment”), which amended the trailing 12-month revenue covenant to $73.0 million for the quarter ending September 30, 2025, to $77.0 million for the quarter ending December 31, 2025, to $90.0 million for the quarter ending March 31, 2026, and to $103.0 million for the quarter ending June 30, 2026, and waived the event of default caused by the “going concern” qualification in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025. The $115.0 million revenue covenant for all subsequent quarters through the date of debt maturity remains in effect. In consideration of the Fifth Amendment, we issued 400,000 shares of our Common stock to the Lender.

On September 30, 2025, we received a waiver related to the trailing 12-month net revenue covenant for the third quarter of 2025. On November 5, 2025, we entered into a sixth amendment to the Credit Agreement (the “Sixth Amendment”), which amended the trailing 12-month revenue covenant to $70.0 million for the quarter ending December 31, 2025, and waived the event of default caused by the “going concern” qualification in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025. The revenue covenants for all subsequent quarters through the Maturity Date remain in effect. In consideration for the Sixth Amendment, we agreed to add $500,000 to the principal balance of the Loan Facility, with interest paid on this amount as of November 1, 2025 and during the term of the Loan Facility and payable along with the original $40,000,000 principal balance, either at the Maturity Date or when and if earlier repaid.

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine-Months Ended
(in thousands)	September 30, 2025	September 30, 2024
Net cash used in operating activities	$(25,757)	$(40,858)
Net cash provided by investing activities	12,441	34,892
Net cash provided by financing activities	14,688	2,487
Net increase (decrease) in cash and cash equivalents	1,372	(3,479)
Cash and cash equivalents at beginning of the period	14,050	22,118
Cash and cash equivalents at end of the period	15,422	18,639

Net cash used in operating activities was $25.8 million and $40.9 million during the nine-months ended September 30, 2025 and 2024, respectively. The decrease in net cash used in operations was primarily due to cost saving initiatives and gross profit resulting from increased revenues.

Net cash provided by investing activities was $12.4 million and $34.9 million during the nine-months ended September 30, 2025 and 2024, respectively. The decrease in cash provided by investing activities is primarily attributable to lower cash inflows from maturities of marketable securities and lower cash outflows from purchases of marketable securities in the current year, as well as a decrease in cash outflow for capital expenditures compared to the prior year. The decrease in capital expenditures in the current year is primarily related to higher leasehold improvement costs for manufacturing output enhancements effected at the Ventura production facility in the prior year.

Net cash provided by financing activities was $14.7 million and $2.5 million during the nine-months ended September 30, 2025 and 2024, respectively. The increase in cash provided by financing activities is related to net proceeds received from the Placement, the proceeds from the exercises of stock options, and lower ESPP purchases.

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

For the nine-months ended September 30, 2025, there were no dividends paid and we have no plans to commence the payment of dividends. Under the terms of the Regenity Agreement, we made a $2.0 million payment during the three-months ended March 31, 2025. We have a further obligation to make up to an additional $3.0 million payment on or before January 4, 2026 to guarantee development and manufacturing capacity (and related resources), contingent on positive results of certain clinical studies, and have recorded $3.0 million in Contingent liability in the Consolidated Balance Sheets.

With the exception of the payment under the Regenity Agreement, we do not have any other purchase commitments or long-term contractual obligations except for lease obligations as of September 30, 2025 (see Note 8 to the Consolidated Financial Statements). In addition, we have no material off-balance sheet arrangements (as defined in the applicable rules and regulations established by the SEC) that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. While we have no committed plans to issue further shares on the market, we will continue to assess market conditions.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Interim Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of September 30, 2025, our Interim Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), were effective.

Our disclosure controls and procedures have been formulated to ensure that (i) information that we are required to disclose in reports that we file or submit under the Securities Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us is accumulated and communicated to our management, including our Interim Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(a) The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K12B filed on June 30, 2020)

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the registrant’s Form 10-KT filed on February 28, 2022)

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the registrant’s Form 8-K filed on May 15, 2025)

10.1	Offer Letter between the registrant and Dr. Michael Tarnoff, dated May 27, 2025 (incorporated by reference to Exhibit 10.1 of the registrant's 8-K filed on August 6, 2025) †

10.2

Waiver and Fifth Amendment to the Credit Agreement between the Lender and the registrant, dated August 7, 2025 (incorporated by reference to Exhibit 10.1 of the registrant's 8-K filed on August 7, 2025)

10.3	Second Amendment to Lease Agreement between the registrant and Hartco Ventura Inc. dated September 4, 2025 *

10.4	Executive Employment Agreement between the registrant and Cary Vance, dated October 16, 2025 †*

10.5	Waiver to Credit Agreement between the Lender and the registrant, dated October 18, 2025 *

31.1	Rule 13a-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer *

32	18 U.S.C. Section 1350 Certifications **

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Management contract or compensation plan or arrangement

* Filed herewith

** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 6, 2025	AVITA MEDICAL, INC.

		By:	/s/ Cary Vance
Cary Vance
Interim Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ David O'Toole
David O'Toole
Chief Financial Officer
(Principal Financial and Accounting Officer)