Form 10-K
period 2025-12-31
AVITA Medical, Inc.
filed 2026-02-12
CIK 1762303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

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

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was approximately $138,669,045 on June 30, 2025, using the closing price on June 30, 2025 of $5.29.

The number of shares of the registrant’s $0.0001 par value common stock outstanding as of February 6, 2026 was 30,631,794.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 3, 2026, are incorporated by reference into Part III of this Form 10-K.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) and our other public filings contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. Forward-looking statements can sometimes, but not always, be identified by words such as “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “look forward,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and similar expressions to future periods. Forward-looking statements are not based on historical facts but rather represent current expectations and assumptions. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation: uncertainties associated with our expectations regarding future revenue or future growth in revenue, profit, or gross and/or operating margins, future working capital, costs, productivity, business process, rationalization, investment (including rates); the ability to achieve or sustain profitability; industry market conditions; increased competition; failure to obtain, maintain or enforce our intellectual property rights, including our expectations regarding the future scope of such rights; failure to obtain and/or maintain regulatory approvals and comply with applicable regulations; the conduct or outcome of pre-clinical or clinical studies; operational and management restructuring activities; our ability to find and maintain partnerships relating to collaborations, strategic arrangements, and licensing arrangements; our ability to manage consulting, operational, financial, and capital projects and/or initiatives; mergers and acquisitions (and related integration activities); if third parties fail to uphold their contractual duties or meet expected deadlines; our ability to obtain and maintain favorable coverage and reimbursement determinations from third party payors; market reaction to growth or product initiatives; our ability to expand our sales and marketing organizations to address existing and new markets that we intend to target; our ability to attract and retain qualified personnel, including management; market penetration of our products; changes in our production capacity; the ability to continue to scale our manufacturing operations to meet the demand for our products; non-compliance with debt covenants, which may result in the acceleration of our debt obligations or the need for renegotiations with our lenders; solvency; changes to tax and interest rates; inflationary pressures on the U.S. and global economies, respectively; changes in the legal or regulatory environments; the impact of a cybersecurity breach, terrorist attack or other geopolitical instability; and the impact of a pandemic or epidemic, or natural disaster.

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

PART I

Item 1. BUSINESS

OVERVIEW

AVITA Medical is a leading therapeutic acute wound care company delivering transformative solutions designed to optimize wound healing, accelerate patient recovery, and improve clinical and economic outcomes across the continuum of acute wound management. Our technologies address critical healing needs arising from burns, traumatic injuries and surgical repairs, through a portfolio of proprietary and complementary products that support wound bed preparation, definitive closure, and recovery.

Our current commercial portfolio includes RECELL® (“RECELL”), and two complementary wound care products, PermeaDerm® and Cohealyx™, which together support a comprehensive standard of care for acute wounds.

At the forefront of our portfolio is RECELL, approved by the United States Food & Drug Administration (the “FDA”) for the treatment of thermal burn wounds and full-thickness skin defects. While RECELL is also approved in the United States for restoring pigmentation of stable depigmented vitiligo lesions, we have paused further commercial investment in vitiligo at this time.

In 2024 and 2025, we expanded our product offerings to address additional acute wound care needs. In January 2024, we entered into an exclusive multi-year distribution agreement with Stedical Scientific, Inc. (“Stedical”) to market, sell, and distribute PermeaDerm, a biosynthetic wound matrix in the United States (“U.S.”). In March 2025, we entered into a multi-year agreement to also manufacture PermeaDerm. In July 2024, we entered into an exclusive multi-year development and distribution agreement with Collagen Matrix, LLC d/b/a as Regenity Biosciences (“Regenity”), granting us exclusive rights to market, sell, and distribute Cohealyx, an AVITA-medical branded collagen-based dermal matrix in the U.S., with potential expansion into the European Union (“E.U.”), Australia, and Japan. Cohealyx was commercially launched in the U.S. on April 1, 2025.

CORPORATE HISTORY

AVITA Medical Limited (“AVITA Australia”), the former Australian parent company of AVITA Medical, was founded in December 1992. On October 1, 2019, AVITA Australia began trading its American Depositary Shares on the Nasdaq Capital Market (“Nasdaq”) under the symbol “RCEL”. In 2020, the Company redomiciled to the U.S. (the “Redomiciliation”). Today, our common stock continues to trade on Nasdaq under “RCEL” and our CHESS Depositary Interests (“CDIs”) trade on the Australian Securities Exchange (“ASX”) under the symbol “AVH.”

STRATEGY

RECELL remains the cornerstone of our business; however, beginning in 2024 we evolved AVITA Medical into a multi-product acute wound care platform company. Our strategy is to build a comprehensive portfolio that addresses wound management from initial coverage and wound bed preparation through definitive closure and healing, while leveraging a single commercial infrastructure focused on burn, trauma and surgical centers.

Key elements of our strategy include:

•
Increasing market penetration in U.S. burn centers, positioning RECELL as the standard of care in burn management;
•
Expanding adoption of RECELL for the treatment of traumatic and surgical wounds throughout the U.S.;
•
Commercializing and expanding adoption of Cohealyx as a dermal matrix that supports wound bed preparation and accelerates readiness for grafting;
•
Driving adoption of RECELL GO mini in burn and trauma centers treating smaller wounds;
•
Advancing post-market clinical studies for Cohealyx and PermeaDerm to generate additional clinical and health economic evidence supporting adoption;
•
Expanding internationally through distributor-led commercialization following regulatory approvals, including CE Mark approval for RECELL GO in Europe;
•
Driving commercial revenue growth, improving operating leverage, generating positive cash flow, and achieving long-term operating profitability; and
•
Pursuing additional business development opportunities complementary to our target acute wound care markets.

PRODUCT PORTFOLIO

RECELL Technology Platform

RECELL is an autologous cell harvesting technology that enables clinicians to create a suspension of a patient’s own skin cells, called Spray-On Skin™, at the point of care. The technology allows clinicians to treat large wounds using a small donor skin sample, reducing donor site morbidity while maintaining or improving healing outcomes.

How RECELL Works

RECELL enables clinicians to harvest a thin, split-thickness skin sample from the patient and process it into an autologous cellular suspension in approximately 30 minutes. The suspension contains key skin cell populations, including keratinocytes, fibroblasts, and melanocytes, which are critical to regenerative wound healing and pigment restoration.

The technology underlying RECELL was invented in Australia, by the pioneering work of Professor Fiona Wood and fellow scientist Marie Stoner.

Device Evolution

We continue to refine and expand the RECELL technology to meet a range of clinical and workflow needs; including automating key steps in some RECELL procedures, and adopting the technology to efficiently treat a range of different wound sizes:

•
RECELL Autologous Cell Harvesting Device (“RECELL 1920”): A single-use, stand-alone, battery operated device capable of treating wounds up to 1,920 cm2.
•
RECELL Autologous Cell Harvesting Device with Ease-of-Use (“RECELL Ease-of-Use” or “RECELL EOU”): An enhanced, single-use device designed to improve workflow efficiency while maintaining treatment capacity up to 1,920 cm².
•
RECELL GO® Autologous Cell Harvesting Device (“RECELL GO”): A next-generation system consisting of a reusable, AC-powered RECELL Processing Device (“RPD”) and a single-use preparation kit (“RPK”). A single RPK can treat wounds up to 1,920 cm2. RECELL GO standardizes the preparation of Spray-On Skin Cells, significantly reducing the training burden on medical staff, improving workflow efficiency in the operating room, and precisely regulating the incubation times of the RECELL Enzyme™ to optimize cell yield and promote cell viability.
•
RECELL GO mini Autologous Cell Harvesting Device (“RECELL GO mini”): A line extension of RECELL GO designed to treat smaller wounds up to 480 cm2. RECELL GO mini uses the same RPD with an RPK optimized for smaller skin samples. FDA approval was received on December 23, 2024, and commercial rollout began at the end of the first quarter of 2025.

We expect the RECELL GO platform to serve as a growth driver, further advancing our strategy to expand our impact on wound healing and patient care.

Key U.S. FDA Regulatory Approvals

Date	Device / Indication	Description
September 2018	RECELL 1920

Indicated for treating acute partial-thickness thermal burns and acute full-thickness thermal burns in combination with meshed autografting in patients 18 years and older. Commercialization commenced in January 2019 in the U.S.

June 2021	Expanded use of RECELL 1920

Approved for use in combination with meshed autografting for acute full-thickness thermal burns in both pediatric and adult patients, and for full-thickness thermal burns over 50% total body surface area (“TBSA”).

February 2022	RECELL EOU	Approved a single-use device providing a more efficient user experience and streamlined workflow.

June 2023	Full-thickness skin defects	Expanded RECELL EOU indication based on pivotal trial results for soft tissue repair and reconstruction. Commenced commercial launch in June 2023.
June 2023	Repigmentation of stable depigmented vitiligo	Expanded RECELL EOU indication for stable depigmented vitiligo lesions.
May 29, 2024	RECELL GO

Next-generation autologous cell harvesting device to treat thermal burn wounds and full-thickness skin defects; designed for wounds up to 1,920 cm2. Following this approval, we shipped the first RECELL GO order on May 30, 2024, to accommodate the first case for its use on May 31, 2024.

December 23, 2024	RECELL GO mini	Next-generation autologous cell harvesting device to treat thermal burns and full-thickness skin defects; designed for smaller wounds (up to 480 cm²).

Market Opportunity

Burn Injuries

In the U.S., approximately 40,000 people have burn injuries severe enough to require hospital admission annually, with an inpatient mortality rate of 2.7%. Second- and third-degree burns often require autologous split-thickness skin grafts (“STSGs”) to achieve definitive closure of the burn wound. However, donor-site creation in a STSG, or autograft, procedure is associated with significant pain, risk of infection, scarring, delayed healing, and increased healthcare costs. In patients with extensive burns, the availability of healthy donor skin may be limited, requiring staged procedures and temporary coverage with allograft (cadaver skin) or xenograft (typically pig skin), which can prolong hospitalization and increase overall cost of care. As such, treatment with STSGs is expensive, costing around $579,000 and resulting in an average hospital stay of 59.4 days for a patient with a 40% TBSA burn injury to recover and return to normal daily activities.

The clinical benefits of achieving rapid and durable wound closure are well recognized and include increased survival, decreased pain duration, reduced infection risk, improved functional and aesthetic outcomes, and potentially shorter hospital stays. RECELL was designed to address the limitations of traditional grafting by enabling treatment of wound areas using a substantially smaller donor skin sample, while preserving or improving healing outcomes.

In pivotal clinical trials, RECELL significantly reduced donor-skin requirements by up to 97.5% for second-degree burns and 32% for third-degree burns when used with meshed autografts, compared to standard of care autografting, without compromising healing. Additionally, a clinical trial for second-degree burns revealed a statistically significant reduction in patient-reported pain, increased patient satisfaction, and improved scar outcomes.

Retrospective studies further demonstrated that fewer autografting procedures are required for definitive closure of full-thickness burns when RECELL is used compared to conventional autografting alone. In pediatric cases (N = 284), treatment with RECELL resulted in a 56% reduction in the mean number of autograft procedures required compared to National Burn Registry (“NBR”) data. Additionally, in adult patients with greater than 50% TBSA (N=318), RECELL resulted in a 60% reduction in the mean number of autograft procedures versus NBR data.

In addition to these clinical benefits, RECELL has demonstrated meaningful health-economic advantages across a range of burn severities. Health-economic analyses have shown that RECELL use is associated with reductions in overall cost of care driven by fewer operative procedures, reduced donor-site morbidity, and the potential for shorter hospital stays. These cost savings have been observed across both deep partial-thickness and full-thickness burns and are net of the cost of the RECELL device.

Budget impact modeling developed by the Company further indicates that, in a representative burn center treating approximately 200 patients annually, adoption of RECELL could reduce total annual treatment costs by approximately 17% compared to conventional autografting alone. Real-world evidence published by IQVIA and supported by the Biomedical Advanced Research and Development Authority (“BARDA”) demonstrates that these economic benefits are observed across a broad range of burn sizes and patient demographics.

In 2025, real-world evidence derived from the American Burn Association’s national burn registry further supported the clinical and operational benefits of RECELL in adult patients with deep partial-thickness burns. In a matched analysis, RECELL treatment for such patients was associated with an average 36% reduction in hospital length of stay compared to traditional split-thickness skin grafting. These findings reinforce prior clinical and retrospective studies demonstrating that RECELL use is associated with shorter hospitalizations and improved patient throughput in high-acuity burn care settings.

Further supporting the durability and generalizability of these outcomes, a global systematic synthesis of peer-reviewed clinical evidence evaluating RECELL was presented in September 2025. This review encompassed clinical studies across diverse wound etiologies, depths, patient populations, and care settings and demonstrated consistent trends toward reduced donor-site burden, faster healing, and decreased hospital length of stay and healthcare utilization compared to traditional grafting approaches. Collectively, this body of evidence supports RECELL as an evidence-based approach to wound healing with broad clinical applicability.

Adoption decisions in burn centers are typically evaluated through hospital value analysis committees (“VACs”), which assess both clinical outcomes and total cost of care. We have observed that surgeons often adopt RECELL first in larger and more complex burns, where the clinical and economic benefits are most pronounced, and subsequently expand use to smaller or less severe wounds as familiarity with the technology increases.

In the U.S., RECELL is reimbursed through established inpatient and outpatient reimbursement mechanisms. In the inpatient setting, hospitals receive payment under the Medicare Severity Diagnosis-Related Group (“MS-DRG”) system, which classifies hospital stays by diagnosis and procedures performed. For physicians, as well as in outpatient and ambulatory surgical center (“ASC”) settings, Current Procedural Terminology ("CPT") codes are used to describe procedures and support billing. On January 1, 2025, new Category I CPT codes (15011–15018) became effective to describe Skin Cell Suspension Autograft (“SCSA”) procedures performed using RECELL, replacing prior coding constructs and enabling standardized billing for healthcare providers. The Company continues to collaborate with both Medicare and commercial payers to expand coverage and ensure appropriate reimbursement for RECELL and its associated procedures, aiming to enhance patient access and support broader adoption in clinical practice.

The U.S. burn treatment market is highly concentrated, with approximately 140 specialized burn centers treating the majority of severe burn patients. Historically, our commercial focus has been centered on these burn centers, which continue to represent a core component of our customer base. With the expansion of RECELL indications to include full-thickness skin defects, we have broadened our commercial focus to additional trauma and surgical settings that treat complex acute wounds and often share clinical, operational, and economic characteristics with burn centers. Many burn centers are designated trauma centers, and adoption in these settings is supported by overlapping surgeon populations, similar care pathways, and comparable hospital value analysis and purchasing processes.

Full-Thickness Skin Defects

Full-thickness wounds arise from traumatic injuries, surgical wounds, and oncologic excisions and resections that extend through the dermal layer into deeper tissues. These acute wounds are frequently associated with significant tissue loss, contamination, and complex zones of injury, and they present many of the same challenges encountered in severe burns, including limited donor skin availability, risk of delayed healing, and the need for staged reconstruction.

RECELL is approved for the treatment of full-thickness skin defects, enabling clinicians to reduce donor skin harvesting while achieving wound closure outcomes comparable to conventional autografting. The clinical studies that supported FDA approval demonstrated statistically significant donor skin sparing with non-inferior healing outcomes relative to standard of care. In the U.S., we estimate that approximately 272,000 procedures annually may be eligible for treatment with RECELL across traumatic injuries, surgical wounds, and cancer-related resections. This indication materially expands our addressable market and allows us to leverage our existing commercial infrastructure and clinical relationships. Approximately half of U.S. burn centers are also designated trauma centers, and many trauma and surgical centers follow similar adoption and value analysis processes. As a result, the expansion into full-thickness skin defects represents a natural extension of our burn-focused business rather than the creation of a distinct new market.

From a reimbursement perspective, the same DRG code that is currently being used to treat inpatient burns is now being applied for the treatment of full-thickness skin defects.

Effective October 1, 2025, the Centers for Medicare & Medicaid Services ("CMS") approved a New Technology Add-On Payment ("NTAP") for RECELL when used in combination with meshed autograft for certain inpatient non-thermal full-thickness skin defects. NTAP provides incremental reimbursement above the applicable MS-DRG payment for a limited period, intended to support hospital adoption of innovative technologies like ours that demonstrate substantial clinical improvement.

Vitiligo

RECELL is approved for the repigmentation of stable depigmented vitiligo lesions. Vitiligo is a chronic autoimmune condition characterized by the loss of melanocytes, resulting in depigmented skin patches that can affect patients’ quality of life. Following FDA approval, we conducted post-market clinical and health economic studies to evaluate RECELL use in vitiligo, and these studies were published in 2025. Despite regulatory approval and demonstrated clinical benefit, reimbursement for vitiligo procedures remains limited and uncertain. As a result, we have paused further commercial investment in vitiligo at this time.

Cohealyx

Cohealyx is an AVITA-Medical branded collagen-based dermal matrix developed and commercialized pursuant to a multi-year exclusive development and distribution agreement with Regenity. Designed to support wound bed preparation, Cohealyx features an advanced bovine collagen-based design engineered to facilitate tissue integration and revascularization resulting in reduced treatment timelines and improved patient outcomes in full-thickness wounds.

Preclinical studies in porcine models demonstrated that Cohealyx generated robust tissue capable of consistently supporting a split-thickness skin graft in a two-stage procedure earlier than leading dermal matrices in the study. While animal model results do not necessarily translate to clinical results, this expedited timeline is anticipated to lead to quicker wound closure and streamlined clinician workflows, improving patient outcomes, and resulting in potential reduction in both treatment costs and hospital stays.

The FDA granted 510(k) clearance for Cohealyx on December 19, 2024, and we initiated commercial launch of Cohealyx in the United States on April 1, 2025.

In 2025, the first peer-reviewed clinical publication evaluating Cohealyx was published, reporting early clinical experience in complex full-thickness wounds. The case series provided initial clinical evidence supporting accelerated wound bed vascularization and readiness for autografting, consistent with prior preclinical findings. While limited in scope, these results support the intended role of Cohealyx as part of a two-stage wound management approach leading to definitive closure. To further develop clinical data, we are conducting a post-market clinical study of 40 patients to demonstrate Cohealyx’s performance in real-world settings, focusing on time-to-graft reduction in the treatment of full-thickness wounds and burns.

PermeaDerm

PermeaDerm is a biosynthetic wound matrix that we manufacture, and exclusively market and distribute in the U.S., under multi-year agreements with Stedical. It is FDA-cleared for the treatment of a variety of wound types and sizes until healing is achieved. PermeaDerm has three key attributes: (i) transparency, allowing clinicians to monitor wounds without frequent dressing changes; (ii) variable porosity, allowing clinicians to customize moisture management; and (iii) flexibility and adherency, allowing applications across a wide variety of wound presentations, including articulating joints. This trio of features supports use across acute care hospitals, burn centers, and surgical settings.

Within our portfolio, PermeaDerm complements RECELL by providing wound coverage before and after definitive closure, supporting wound management throughout the healing process. In addition, we are conducting a post-market clinical study, with approximately 40 patients enrolled, to evaluate the health economic impact of PermeaDerm compared to human cadaveric allograft.

INTERNATIONAL STRATEGY

Outside the U.S., RECELL has received regulatory approvals or registrations in multiple markets, including Australia, Europe, and Japan. In September 2025, RECELL GO received Conformité Européene (“CE”) mark approval, enabling commercialization in the European Union and other CE mark-recognizing markets. Our international commercialization strategy relies on third-party distributions rather than direct sales.

RESEARCH & DEVELOPMENT

Our research and development activities are focused on advancing our innovative products and building a comprehensive portfolio of solutions, as well as developing clinical applications to advance the management of wound care. Additionally, we continue to conduct clinical studies to provide further efficacy and health economic evidence.

SALES AND MARKETING

Our commercial organization is focused on clinical case support, staff training, and building awareness to further expand interest in the clinical and economic benefits of our acute wound care products. It is not uncommon in the treatment of wounds to have rotating staff and it is our commitment for all those working with our products to be comfortable with our technologies both during the procedure as well as during aftercare.

Our commercial organization is composed of highly experienced medical sales representatives as well as former burn and trauma nurses. This organization covers both burns and full-thickness skin defects.

HUMAN CAPITAL

As of December 31, 2025, we employed approximately 226 full-time and part-time employees, the majority of whom are based in the U.S. A significant number of our management and professional employees have prior experience with leading medical device, biotech, or pharmaceutical companies. None of our employees are covered by collective bargaining agreements.

We embrace differences, diversity and varying perspectives amongst our employee base and are proud to be an equal opportunity employer. We do not discriminate based on race, religious creed, color, national origin, ancestry, physical disability, mental disability, medical condition, genetic information, marital status, sex, gender, gender identity, gender expression, age, military or veteran status, sexual orientation or any other protected characteristic established by federal, state, or local laws. A diverse workforce as well as an inclusive culture and work environment are fundamentally important and strategic to us, starting at the leadership level and extending to all levels of the Company. As of December 31, 2025, the Directors of the Company were 33% female, our senior executive team was 40% female, and our total employee base was 52.5% female.

INTELLECTUAL PROPERTY

Intellectual property, including patents, trade secrets, trademarks and copyrights, is critical to our business. Our commercial success depends in part on our ability to obtain and maintain proprietary intellectual property protection for our current products as well as for future product candidates and novel discoveries, product development technologies, and know-how. Our commercial success also depends in part on our ability to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights.

We protect our intellectual property, core technologies, and other know-how through a combination of patents, trademarks, trade secrets, and IP protection clauses in our agreements. Additionally, we rely on our research and development program, clinical trials, know-how and marketing programs to advance our products and product candidates, and to expand our intellectual property rights.

As of December 31, 2025, we had 6 issued U.S. utility patents, which are expected to expire between 2034 and 2043; 1 issued U.S. design patent, which is expected to expire in 2038, 7 pending U.S. utility patent applications, and 5 pending U.S. design patent applications. Additionally, as of December 31, 2025, we had 3 granted patents in Australia, 1 granted patent in Brazil, 1 granted patent in Canada, 1 granted patent in China, 1 granted patent in Hong Kong, 2 granted patents in Japan, 2 granted patents in Europe, each validated in Germany, Spain, France, Great Britain, and Italy, and 3 German utility models, which are expected to expire between 2033 and 2041; 4 certified registered designs in Australia, 2 design patents in China, 16 registered community designs in Europe, 2 design registrations in Japan, 16 registered designs in the United Kingdom, which are expected to expire between 2034 and 2050; and 5 pending patent applications in Australia, 1 pending patent application in Canada, 4 pending patent applications in China, 7 pending patent applications in Europe, 2 pending patent applications in Hong Kong, 4 pending patent applications in Japan, 1 pending patent application in New Zealand, 6 registered designs in Australia, 1 pending design patent in China, 5 pending design registrations in Japan, and 6 pending registered designs in New Zealand. The foregoing estimated expiration dates for the issued and granted patents do not account for potentially available patent term extensions and assume payment of appropriate maintenance, renewal, annuity and other governmental fees. Calculation of the expiration of issued or granted patents is complex, varies by country and is based upon many factors. Accordingly, the foregoing expiration dates are estimates.

Our owned U.S. and foreign patents and patent applications generally relate to devices for preparing regenerative epidermal suspensions for skin regeneration and wound healing, methods for harvesting and preparing cells for transplant or treatment of a tissue site, including automated preparations, methods of treating a tissue site with a regenerative epidermal suspension, methods of preparing a regenerative suspension with exogenous agents to promote wound healing, methods of evaluating the therapeutic potential of regenerative epidermal suspension, and methods of preparing a cell-free and allogeneic regenerative epidermal suspension supernatant.

Additionally, as of December 31, 2025, we owned 147 registered trademarks, common or state law trademarks, and 17 pending trademark applications, including “AVITA Medical,” the AVITA Medical logo, “RECELL,” “RECELL GO”, the RECELL GO logo, “RECELL GO mini”, “Spray-On Skin,” the RECELL logo, “Cohealyx,” the Cohealyx logo, and others in the U.S. and international markets.

FACILITIES

AVITA Medical leases approximately 17,500 square feet of administrative and office space in Valencia, California that is currently leased through October 31, 2026. We operate an FDA-registered production plant in Ventura, California, in a 27,840 square foot facility that is currently leased through September 30, 2030. We also lease a 3,360 square foot storage facility adjacent to our existing production plant in Ventura under a lease agreement that expires on September 30, 2030. We also have an administrative office lease in Irvine, California of approximately 10,700 square feet that is currently leased through the end of July 2028. We also lease a limited amount of incubator space in Irvine, California for scientific research and product development activities.

MANUFACTURING, SUPPLY AND PRODUCTION

We produce RECELL and PermeaDerm in our Ventura facility under current Good Manufacturing Practices (“cGMP”) and per ISO 13485, which also meets the regulatory requirements of other jurisdictions in which we sell RECELL. We maintain a state of regulatory compliance and inspection readiness at all times, and any future material changes to our production processes will be submitted for approval to the FDA and regulatory authorities in other jurisdictions as required.

Within the Ventura facility we perform the final manufacturing, assembly, packaging, and warehousing of RECELL and PermeaDerm. In August of 2025, we received approval from the FDA to conduct quality testing in house for U.S. products, and in October 2025 we received the same approval from our notified body for E.U. products. Bringing quality testing in house reduces our reliance on third-party test laboratories..

AVITA Medical sources multiple components, sub-assemblies, and materials from third-party suppliers, who are required to meet our cGMP quality specifications and associated regulatory requirements. To ensure continuity of supply, we maintain multiple sources of supply for key components, subassemblies and materials, and the majority of critical raw materials and services have multiple qualified suppliers. While a small number of materials remain single-sourced, we are actively working to qualify and validate additional suppliers for these materials as we continue to evaluate methods of removing risk from our supply chain. Additionally, in the second half of 2024, we implemented lean manufacturing methods to increase efficiencies in the production of RECELL. We believe that our current manufacturing capacity at the Ventura facility is sufficient to meet the expected commercial demand for burns, full-thickness skin injuries, and other indications under development, for the foreseeable future.

AVITA Medical ships its products directly from our Ventura facility to customers and distributors. From time-to-time we may also store small quantities of products at satellite distribution sites within the U.S. to better support access to our U.S. customers.

BARDA CONTRACT

BARDA, under the Assistant Secretary for Preparedness and Response, within the U.S. Department of Health and Human Services (“HHS”) has supported our company since 2015. A contract with BARDA provided funding for the development of the RECELL. The BARDA contract also supported the Company’s clinical trial in soft-tissue reconstruction, which led to the full-thickness skin defect indication. In addition to the clinical support provided by BARDA, we managed an inventory system of RECELL devices for BARDA to bolster emergency preparedness and support the logistics of emergency deployment of RECELL for use in mass casualty or other emergency situations. Between 2015 and December 31, 2025, we have received an aggregate total of $40.7 million in payments under the contract with BARDA.

As of December 31, 2023, we no longer have a contractual obligation to manage an inventory system for BARDA. However, from that date through September 28, 2025, we had an agreement to provide access to RECELL inventory in the event of a national emergency. Under that agreement, BARDA would pay for any devices requisitioned from this inventory along with a nominal annual maintenance fee to ensure first right of access. We anticipate BARDA will renew that agreement, but has been delayed due to the recent shutdown of the federal government.

COMPETITION

We currently believe that there is no direct competition for RECELL. Additionally, our innovative technology is supported by our expanding intellectual property portfolio and we believe that regulatory approval processes around the world will continue to provide additional and significant barriers to entry against meaningful competition. Despite these meaningful competitive advantages, the medical device, biotechnology, and pharmaceutical industries are highly competitive and subject to rapid advancements in technology, as well as changes in practice. In the future, we may face competition from various sources, including medical device, pharmaceutical, and wound care companies, academic and medical institutions, governmental agencies, medical practitioners, and public and private research institutions, among others. Consequently, any product that we successfully develop and/or commercialize will compete with both existing therapies and any new therapies that may emerge in the future.

In both the burn and non-burn wound markets, our indirect competitor is primarily split-thickness autografts. While RECELL complements autografts for the treatment of various wound injuries, split-thickness autografts represent the traditional surgical procedure and the current standard of care. However, based on our clinical trials and commercial experience, we believe that RECELL offers sustainable competitive, clinical, and economic advantages over the traditional surgical procedure. We also believe that our current portfolio products (Cohealyx and PermeaDerm)l enhance these advantages.

GOVERNMENT REGULATIONS

The production and marketing of our current products, as well as any additional product candidates developed in future ongoing research and development activities, are subject to regulation by numerous governmental authorities including the FDA in the U.S. and similar agencies in other countries throughout the world. Pursuant to its authority under the Federal Food, Drug, and Cosmetic Act (the “FD&C Act”), the FDA has jurisdiction over medical devices in the U.S. The FDA regulates the design, development, manufacturing, and distribution of medical devices to ensure that medical products distributed domestically are safe and effective for their intended uses. The FD&C Act classifies medical devices into one of three categories based on the risks associated with the device and the level of control necessary to provide reasonable assurance of safety and effectiveness. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k)-cleared device, are categorized as Class III. These devices typically require submission and approval of a PMA. RECELL is categorized as a Class III medical device, and in September 2018 the FDA granted our PMA for use in the treatment of acute thermal burns in patients 18 years and older. In June 2021, the FDA approved a supplement to our PMA to expand the use of RECELL in pediatric patients with full-thickness burns. In June 2023, the FDA approved both a supplement to our PMA to expand the use of RECELL for full-thickness skin defects and an original PMA to expand the use of RECELL for the repigmentation of stable depigmented vitiligo lesions. On May 29, 2024, the FDA approved our PMA supplement for RECELL GO, our next generation autologous cell harvesting device, to treat thermal burn wounds and full-thickness skin defects. On December 23, 2024, the FDA approved RECELL GO mini. Cohealyx and PermeaDerm have both received 510(k) clearance from the FDA.

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

Any products manufactured or distributed by us pursuant to regulatory approvals are subject to continuing regulation by the FDA and similar agencies in other countries, including maintaining records supporting manufacturing and distribution under cGMP, periodic reporting, advertising, promotion, compliance with any post-approval requirements imposed as a conditional of approval, recordkeeping and reporting requirements, including adverse events experiences. After approval, material changes to the approved product, such as adding new indications or other labeling claims, or changes to the manufacturing process, are subject to prior approval by the FDA and other regulatory agencies. Medical device manufacturers and their subcontractors are required to register their establishments with the FDA, certain state agencies and international agencies. Subcontractors are subject to periodic announced and unannounced inspections by the FDA and other agencies for compliance with cGMP. We have established processes for the categorization of vendor criticality and the associated activities for qualification and monitoring of vendors. These activities include, but are not limited to, requiring certification of supplier in conformance to relevant cGMP requirements and other FDA and international agency regulatory requirements, approved supplier lists, and Company-conducted audits. In addition, all goods and services purchased from suppliers by us must be purchased from only those suppliers on the approved supplier list. Furthermore, the Company itself will continue to comply with all relevant FDA requirements and regulations and any applicable international agency regulatory requirements in its continued manufacturing and promotion of its FDA approved commercial products.

In addition to FDA approval in the U.S., RECELL has received various approvals and registrations in international markets. RECELL (including RECELL GO) has received CE-mark approval in Europe; RECELL, excluding RECELL GO, has received PMDA approval for burns in Japan and is TGA-registered in Australia.

HEALTHCARE LAWS AND REGULATIONS

AVITA Medical is a manufacturer of medical devices, and therefore we are subject to regulations by the FDA and various federal and state healthcare laws and regulations. These regulations govern our advertising and promotional practices, our interactions with healthcare providers (“HCPs”), and our reporting of any payments made to HCPs. AVITA Medical is committed to the highest standards of business conduct in accordance with the AdvaMed Code of Ethics on Interactions with Health Care Professionals (the “AdvaMed Code”). We are members of AdvaMed and have been AdvaMed-certified since December 2025, reflecting our commitment to ethical, transparent, and compliant interactions with healthcare providers.

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

Additionally, certain state laws require medical device companies to comply with voluntary guidelines in our interactions with healthcare providers promulgated by global trade associations and relevant compliance guidance issued by the HHS, Office of Inspector General. Such guidelines prohibit medical device manufacturers from offering or providing certain types of payments or gifts to health care providers; and/or require the disclosure of gifts or payments to healthcare providers. We maintain a robust compliance program designed to meet applicable federal and state laws and to align with recognized industry standards, including the AdvaMed Code and relevant HHS Office of Inspector General guidance.

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

Federal and State Reporting

Pursuant to the federal National Physician Payment Transparence Program (Open Payments) Act, AVITA Medical is required to annually report certain payments or transfers of value to HCPs annually to CMS. In addition to adhering to these federal reporting requirements, we are required to make similar annual reports to relevant state agencies.

Privacy

Various federal, state, and foreign laws govern the privacy and security of consumer and patient information. We comply with all such applicable laws.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

We are subject to extensive environmental, health and safety laws and regulations in a number of jurisdictions, primarily in California and the U.S., governing, among other things: the use, storage, registration, handling, emission and disposal of chemicals, waste materials and sewage; chemicals, air, water and ground contamination; and air emissions and the cleanup of contaminated sites, including any contamination that could result from spills due to our failure to properly dispose of production waste materials. Our operations at our Ventura manufacturing facility produce a small amount of waste materials that are considered minimally hazardous, and we use a third-party waste disposal company to remove any waste generated during operations from the facility. Our activities require permits from various governmental authorities including local municipal authorities. Local and state authorities may conduct periodic inspections in order to review and ensure our compliance with the various regulations. We are not presently aware of any material violations or deficiencies relating to these requirements. These laws, regulations and permits could potentially impose additional costs related to compliance or remediation.

AVAILABLE INFORMATION

The Company files annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov. In addition, copies of announcements made by the Company to ASX are available on the ASX website (www.asx.com.au) and also, under the heading “Investors: Press Releases” at the following link on our website https://ir.avitamedical.com/press-releases/news-releases. Our filings with the SEC, including without limitation, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our website under the heading “Investors: Financials _SEC Filings” at the following link on our website (https://ir.avitamedical.com/financials/sec-filings), as soon as reasonably practicable after we file or furnish them electronically with the SEC. We maintain a website at www.avitamedical.com. Information contained on our website is not part of or incorporated into this Annual Report.

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

Although we have begun full scale marketing and sales of our products in the United States and other jurisdictions, we have not yet achieved profitability. We had a total net loss of $48.6 million and $61.8 million for the year ended December 31, 2025 and 2024, respectively. We have incurred a cumulative deficit of $408.4 million through December 31, 2025. We anticipate that we may continue to incur losses at least until sales of our products are adequate to fund operating expenses. We may not be able to successfully achieve or sustain profitability. Successful transition to profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure, including in new markets where regulatory approval is in process or pending.

Servicing our debt requires a significant amount of cash and we are subject to a number of restrictive covenants relating to our indebtedness, which may restrict our business and financing activities.

We had previously entered into a credit agreement with OrbiMed Advisors, LLC (as amended, the “Previous Credit Agreement”) on October 18, 2023, most recently amended in the Previous Credit Agreement’s Sixth Amendment, on November 5, 2025 (the “Sixth Amendment”) and incurred $40.0 million of indebtedness secured by substantially all of our assets.

On January 13, 2026, we entered into a new Credit Agreement and Guaranty (the “Perceptive Credit Agreement”), and Security Agreement (the “Security Agreement”), by and among us, as borrower, Avita Medical Americas, LLC, a wholly-owned subsidiary of the Company, as guarantor (the “Guarantor,” taken together with the Company, the “Obligors”) and Perceptive Credit Holdings V, LP as a lender and the administrative agent (the “Lender,” and the “Administrative Agent,” as applicable). The Perceptive Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $60 million (the “Loan Facility”), of which (i) $50 million was funded on the Closing Date (the “Initial Commitment Amount”) and (ii) $10 million will be made available, at our discretion by notice to the Administrative Agent on or before March 31, 2027, subject to satisfaction of a certain net revenue requirement (the “Additional Commitment Amount”). On the Closing Date, we closed on the Initial Commitment Amount, less certain fees and expenses payable to or on behalf of the Lender. Simultaneously with the closing of the Initial Commitment Amount, we repaid in full and terminated all of obligations and commitments (other than previously issued warrants) (the “Refinancing Transaction”)[1] under the Previous Credit Agreement.

This level of debt could have significant consequences on future operations, including increasing our vulnerability to adverse economic and industry conditions and limiting our flexibility in planning for, or reacting to, changes in our business and the markets in which we compete.

Our ability to make scheduled payments of interest depends on our future performance, which is subject to interest rate risk, as well as economic, financial, competitive, and other factors beyond our control. We are exposed to risks related to a potential rising interest rate environment for the debt, which could cause our borrowing costs to rise and impact our liquidity. Our business may not generate cash flow from operations in the future sufficient to service our debt in cash while simultaneously making necessary capital expenditures. In addition, if the Company’s net revenue does not equal or exceed a certain amount for upcoming fiscal periods as set forth in the Perceptive Credit Agreement, then the Company will be in default of the Perceptive Credit Agreement.

_________________________________

[1]Additional details concerning the Perceptive Credit Agreement, the Security Agreement, and the Refinancing Transaction are provided in Item 7, infra.

If we are unable to generate sufficient cash flow to satisfy payment obligations under the Perceptive Credit Agreement, we may be required to adopt one or more alternatives, such as obtaining additional equity capital on terms that may be onerous or highly dilutive. We may not be able to engage in any of these activities, or such activities may only be available to the Company on undesirable terms, which could result in a default on our debt obligations.

The restrictions and covenants in the Perceptive Credit Agreement may also prevent us from taking actions that we believe would be in the best interests of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. Our ability to comply with these covenants in future periods will largely depend on the success of our products, and our ability to successfully implement our overall business strategy. We may be unsuccessful in obtaining waivers or amendments to restrictions and covenants in certain agreements with our customers or counterparties. And any breach by the Company of covenants and restrictions in such agreements could result in a default under the Perceptive Credit Agreement, which could result in an acceleration of the repayment of our indebtedness.

We may require additional financing in the future to continue the development and commercialization of our current and future products, which may cause dilution to our existing stockholders. If additional financing is not available, we may have to postpone, reduce or cease operations.

If we are unable to achieve profitability sufficient to permit us to fund our operations, repay indebtedness in accordance with the Perceptive Credit Agreement, and take other planned actions, we may be required to raise additional capital. There can be no assurance that such capital would be available on favorable terms, or available at all. If we raise additional capital through the issuance of equity, the percentage ownership held by existing stockholders may be reduced, and the market price of our common stock or CDIs could fall due to an increased number of shares or CDIs available for sale in the market. If we are unable to secure additional capital as circumstances require, we may not be able to fund our planned activities or continue our operations.

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

We cannot guarantee that any pre-clinical testing or clinical trials will be conducted as planned or on schedule, or completed at all. As a result, we may not achieve the expected clinical milestones necessary for approval by the FDA, or other regulators, for the use of our products for additional applications or indications in the United States or other countries.

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

•
adverse events, safety issues, product recalls, manufacturing or supply chain interruptions, or poor clinical outcomes where RECELL is being used commercially; and
•
disagreements with regulatory agencies in the interpretation of the data from our clinical trials.

Delays, including delays caused by the above factors, can be costly and could negatively affect our ability to complete clinical trials for our product candidates. If we are not able to successfully complete clinical trials or are not able to do so in a timely and cost-effective manner, we will not be able to obtain regulatory approval for the use of our products for additional applications or indications, all of which could have a material adverse effect on our business, financial condition, or results of operations.

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

In the United States, as well as other jurisdictions, we have been and will be required to apply for and receive regulatory authorization before we can market our products. We may require additional clinical data or approvals from regulatory authorities within the jurisdictions in which we operate to market improved versions of RECELL for the same or additional indications, and from any other jurisdictions in which we seek to market the product. This process can be time-consuming and complicated, and may result in unanticipated delays or fail altogether.

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

Our business is highly dependent on the PMA we received in September 2018 from the FDA, including subsequent PMA supplement approvals for acute wound indications. This PMA allows us to sell RECELL and RECELL GO in the United States, our current primary market. While we intend to take every action and precaution to ensure that our PMA remains effective, it is possible that the FDA could take a position in the future that requires a modification, temporary suspension or revocation of our PMA. Any such action by the FDA would have a material adverse effect on our business.

Obtaining and maintaining regulatory approval for a product in one jurisdiction does not mean that we will be successful in obtaining regulatory approval for that product in other jurisdictions.

Obtaining and maintaining regulatory approval for a product in one jurisdiction does not guarantee that we will be able to obtain or maintain similar approval in other jurisdictions; further, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even though the FDA has granted marketing approval for use of RECELL in the treatment of full-thickness skin defects and vitiligo, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing, and promotion of the product in those jurisdictions if not currently approved. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including the requirement in such jurisdictions of additional clinical studies due to clinical trials conducted in one jurisdiction not being accepted by regulatory authorities in other jurisdictions. In addition, in certain jurisdictions outside the United States, the reimbursement and/or intended price of a medical device must be approved before it can be approved for sale in that jurisdiction.

Product recalls or inventory losses caused by unforeseen events may adversely affect our operating results and financial condition.

Our products are manufactured, stored, and distributed using technically complex processes requiring specialized facilities, highly specific raw materials and other production constraints. The complexity of these processes, as well as strict company and government standards for the manufacture, storage, and distribution of our product candidates, subject us to risks. In addition, process deviations or unanticipated effects of approved process changes may result in production runs of our products not complying with stability requirements or specifications. The occurrence or suspected occurrence of production and distribution difficulties can lead to lost inventories and in some cases product recalls, with consequential reputational damage and the risk of product liability. The investigation and remediation of any identified problems can consume management resources and cause production delays, substantial expense, lost sales, and delays of new product launches. In the event our production efforts require a recall or result in an inventory loss, our operating results and financial condition may be adversely affected.

We face manufacturing risks that may adversely affect our ability to manufacture products and could reduce our gross margins and negatively affect our business and operating results.

Our success depends, in part, on our ability to manufacture our current and future products in sufficient quantities and on a timely basis to meet demand, while managing manufacturing costs, while continuing to adhere to product quality standards and comply with regulatory quality system requirements. We have a manufacturing facility located in Ventura, California where we produce, package, and warehouse RECELL and PermeaDerm. We also rely on global third-party manufacturers for production of some of the components used in RECELL. If our facility or the facilities of our third-party contract manufacturers suffer damage or experience a force majeure event, this could materially impact our ability to operate.

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

We collect and store sensitive business and other information, such as sensitive intellectual property, on our IT systems. Our business operations are dependent upon the secure maintenance of these IT systems and this information. Despite the implementation of security measures, our IT systems and those of our vendors and customers are vulnerable to attack and damage from computer viruses, malware, denial of service attacks, unauthorized access, or other harm, including from threat actors seeking to cause disruption to our business. We face risks related to the disruption of the confidentiality, integrity, and availability of our IT systems and the information that we maintain—or engage a third-party to maintain on our behalf—including unauthorized access, acquisition, use, disclosure, or modification of such information. Cyberattacks are increasing in their frequency, sophistication, and intensity and have become increasingly difficult to detect. Cyberattacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information. Beyond external criminal activity, systems that access or control access to our services and databases may be compromised as a result of human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. A material cyberattack or security incident could cause interruptions in our operations and could also damage our reputation, financial condition, and results of operations.

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

We are subject to diverse laws and regulations relating to data privacy and security, such as federal and state data protection regulations, including the California Consumer Privacy Act, as amended, and European data privacy laws, including the General Data Protection Regulation. Complying with these numerous and complex regulations is expensive and difficult, and failure to comply with these regulations could result in regulatory scrutiny, civil liability and related fines, or damage to our reputation. In addition, any security breach or attempt thereof could result in liability for stolen assets or information, additional costs associated with repairing any system damage, and implementation of measures to prevent future breaches, including organizational changes, deployment of additional personnel and protection technologies, increased employee training, and engagement of third-party experts and consultants. The costs incurred to remediate any security incident could be substantial. We cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

In addition, we cannot assure that any of our third-party service providers with access to our sensitive or confidential information, or to that of our customers and/or employees, will not experience security breaches or attempts thereof, which could have a corresponding effect on our business.

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

The medical device, biotechnology and pharmaceutical industries, specifically relating to the areas where we currently or intend to market our products, are intensely competitive and subject to significant changes due to technology and medical practice standards. We may face competition from any number of different sources with respect to any products we develop and commercialize.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products, treatments or procedures that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than our current products or any future products we develop. Many of our current or future competitors may have significantly greater financial resources and experience in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we may have. Mergers and acquisitions in the medical device, pharmaceutical, and biotechnology industries, or specifically in the wound care markets, may result in increased concentration of resources among a smaller number of our competitors. Other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These companies compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies necessary for, or complementary to, our products.

If we are unable to effectively protect our intellectual property, we may not be able to operate our business and third parties may be able to use and profit from our technology, both of which would impair our ability to be competitive.

Our success will be heavily dependent on our ability to obtain and maintain meaningful patent protection for our technologies and products throughout the world. Patent law relating to the technology fields in which we operate continues to evolve. The amount of protection to maintain over our proprietary rights, therefore, is uncertain. Further, the validity and enforceability of our patent portfolio cannot be predicted with certainty. We rely on patents to protect a significant part of our intellectual property and to enhance our competitive position. However, our presently pending or future patent applications may be denied, and any patent previously issued to us may be challenged, invalidated, held unenforceable or circumvented. Our patents have expected expiration dates ranging from 2032 to 2033, while our pending patent applications, if granted, would have expiration dates ranging from 2034 to 2043. Furthermore, our issued patents may not be broad enough to prevent competitors from producing products similar to ours, and we have products that we continue to commercialize that were covered by patents that are now expired.

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

Filing, prosecuting and enforcing patents on all of our technologies and products in every jurisdiction is expensive. Competitors could reverse engineer our technologies in jurisdictions where we have not obtained patent protection to develop their own products. These products may compete with our products and may not be covered by any of our patent claims or other intellectual property rights.

The laws of some countries do not protect intellectual property rights to the same extent as the laws of the United States and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. This lack of protection could make it difficult for us to stop third parties from infringing our patents. Proceedings to enforce our patent rights in the U.S. or foreign jurisdictions could result in substantial cost and divert the efforts and attention of key personnel from other aspects of our business. If we fail to obtain adequate patent protection for our proprietary technology, our ability to be commercially competitive internationally will be materially impaired.

If third parties make claims of intellectual property infringement against us, or otherwise seek to establish their intellectual property rights equal or superior to ours, we may have to spend time and money in response and potentially discontinue certain of our operations.

While we currently do not believe it to be the case, third parties may claim that we are employing their proprietary technology without authorization or that we are infringing their patents. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. If such claims were made, we could incur substantial costs coupled with diversion of key technical personnel in defending against these claims and/or challenging the validity of any asserted patent before a court or administrative agency. Even if we believe such claims are without merit, parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively halt our ability to further develop, commercialize, and sell products. In the event of a successful claim of infringement, courts may order us to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain any of these licenses could prevent us from commercializing available products and have a material adverse effect on our financial condition and business prospects.

Moreover, given the vast number of patents in our field of technology, we may infringe existing patents, and we may infringe patents that may be granted in the future. While we may decide to initiate proceedings to challenge the validity of these or other patents in the future, we may not be successful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending that may later result in issued patents that may be infringed by the manufacture, use or sale of our products. We may fail to identify relevant third-party patents or patent applications, regardless of when filed, or we may incorrectly conclude that a third-party patent is invalid or not infringed by our products or activities.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights to, or use of, our technology.

If we choose to go to court to stop someone else from using the intellectual property claimed in our patents, that individual or company has the right to ask a patent office or a court to rule that these patents are invalid and/or should not be enforced against that third party. These lawsuits or proceedings are expensive and would distract our key personnel and consume time and other resources, even if we were successful in stopping the infringement of these patents. In addition, there is a risk that a patent office or a court will decide that our patents are invalid or unenforceable and that we do not have the right to stop the other party from using the inventions or, even if the validity or enforceability of these patents is upheld, the court may refuse to stop the other party because the competitors’ activities do not infringe our rights. Furthermore, even if our patents are found to be valid and infringed, a court may refuse to grant injunctive relief against the infringer and instead grant us monetary damages and/or ongoing royalties. Such monetary compensation may be insufficient to adequately offset the damage to our business caused by the infringer’s competition in the market.

We could be subject to product liability lawsuits, which could result in costly and time-consuming litigation and significant liabilities.

The development of medical device products such as RECELL involves an inherent risk of product liability claims and associated financial liability and adverse publicity. Any products we may develop could be found to be harmful or to contain harmful substances and expose us to substantial liability and risk of litigation or may force us to discontinue production. We may be unable to obtain or maintain insurance on reasonable terms or otherwise protect ourselves against potential product liability claims that could impede or prevent further business development of any products we may create and commercialize. Furthermore, a product liability claim could damage our reputation, regardless of the claim’s merit or whether liability for such claims is covered by insurance. A product liability claim against us or the withdrawal of a product from the market could have a material adverse effect on our financial condition or business operations. Furthermore, product liability lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management’s time and attention, which could seriously harm our business.

The continued successful commercialization of our products for FDA approved and pending indications, will depend in part on the extent to which government authorities and healthcare insurers establish adequate reimbursement levels and pricing policies.

Continued sales of our products depend in part on the availability of coverage and reimbursement from third-party payers such as government insurance programs, including Medicare and Medicaid, private health insurers, health maintenance organizations and other healthcare-related organizations, who are increasingly challenging the price of medical device products and services.

Both the federal and state governments in the United States continue to propose and pass new legislation, regulations, and policies affecting coverage and reimbursement rates, which are designed to contain or reduce the cost of health care. Continued federal and state proposals and healthcare reforms are likely, which could limit the prices that can be charged for our products and may further limit our commercial opportunity.

While many of these initiatives are focused on pharmaceuticals, these measures may impact our products, or analogous measures may be introduced that target our products. For example, the Inflation Reduction Act, or the IRA, was enacted in 2022. Among other things, the IRA replaces the Part D coverage gap discount program with a new manufacturer discounting program (which began in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on our business and the medical device industry cannot yet be fully determined, but is likely to be significant.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of our products.

There also may be future changes unrelated to the IRA that result in reductions in potential coverage and reimbursement levels for our products, and we cannot predict the scope of any future changes or the impact that those changes would have on our operations. For example, the Trump administration is aggressively pursuing a pharmaceutical pricing policy that would tie prices in the U.S. to prices in other countries. Adoption of such a mechanism in one part of the healthcare sector lowers the barrier to imposing similar approaches in other sectors of our industry. Cost control initiatives may decrease coverage and payment levels and, in turn, impact the prices that we will be able to charge and/or the volume of our sales. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payers. Any denial of private or government payer coverage, as well as other federal, state, and foreign healthcare reform measures that have been and may be adopted in the future, or inadequate reimbursement, could reduce our revenue and business prospects.

We may be unsuccessful in commercializing our current products or other future products due to unfavorable pricing regulations or third-party coverage or reimbursement policies.

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

As a result, even after obtaining regulatory approval for a product in a particular country, we may be subject to price regulations or limited reimbursement, which may delay or limit our commercial launch of the product and negatively impact the revenue we are able to generate from the sale of the product in that country. Further, such pricing limitations may hinder our ability to recoup our total investment in our current products or other future products. If we are unable to promptly obtain coverage and profitable payment rates from hospital budgets, as well as from either government-funded or private purchasers, for our current products or any future products, this could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.

For example, we presently benefit from various reimbursement codes, including the following:

•
Medicare Severity Diagnosis-Related Groups (“MS-DRGs”), for hospitals with inpatient services.
•
Specific International Classification of Disease, 10th revision, Procedure Classification System (“ICD-10-PCS”) code series describing our “cell suspension technique” for the use of RECELL.
•
CPT codes that describe “skin cell suspension autograft to support physician reimbursement by professional healthcare services and for facility services at ambulatory surgical centers (“ASCs”), and Ambulatory Payment Classifications (“APCs”) for hospital reimbursement for outpatient department services.

There can be no guarantee that the above reimbursement codes will not be withdrawn, reduced, consolidated or otherwise altered in a manner which is not supportive of ongoing commercial use of RECELL.

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
•
Anti-Corruption Laws: anti-corruption laws in the U.S. and in other countries where we do business generally prohibit us and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under these anti-corruption laws. In addition, we cannot predict the nature, scope, or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered, interpreted or changed.
•
State and Foreign Laws: Each of the laws and categories of laws identified above may have analogues in state law or the laws of other jurisdictions in which we conduct business. These analogous laws may contain additional or different compliance requirements than listed above.

There is no assurance that we will be completely effective in ensuring our compliance with all applicable laws. If we are not in compliance with these laws, we may be subject to civil and/or criminal and penalties, disgorgement, and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations, and liquidity. Likewise, any investigation of potential violations of these laws by respective government bodies could also have an adverse impact on our reputation, as well as on our business, financial condition, and results of operations.

Defending against any allegations that we have violated any such laws can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such allegations that may be brought against us, our financial condition and operations, as well as business prospects, may be impaired.

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

We do not anticipate paying cash dividends on our common stock and CDIs in the foreseeable future and intend to retain all earnings, if any, to fund our operations. Even if funds are legally available for distribution, we may be unable to pay any dividends to our stockholders because of limitations imposed by a lack of liquidity. Accordingly, our stockholders may have to sell some or all of their common stock or CDIs (as applicable) in order to generate cash flow from their investment. Our stockholders may not receive a gain on their investment when they sell their common stock or CDIs and may lose some or all of their investment. Any determination to pay dividends in the future on our common stock and CDIs will be made at the discretion of our board of directors (the “Board of Directors” or the “Board” and each director, a “Director”) and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law, capital requirements, and other factors that our Board of Directors deems relevant.

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

In addition to ASX Listing Rule 7.1, we are also subject to Nasdaq Listing Rule 5635(d), commonly referred to as the “Nasdaq 20% Rule”, which requires stockholder approval of a transaction other than a public offering involving the sale, issuance, or potential issuance by a company of common stock (or securities convertible into or exercisable for common stock) equal to 20% or more of the common stock, or 20% or more of the voting power outstanding before the issuance for less than the greater of book or market value of the shares. While less restrictive than ASX Listing Rule 7.1, the operation of the Nasdaq 20% Rule could limit our ability to raise capital through issuance of common stock or convertible securities without jeopardizing our listing status. If we were to violate the “Nasdaq 20% Rule”, the Company would be subject to delisting from Nasdaq and share prices and trading volumes would likely suffer.

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

We are a “smaller reporting company”, under federal securities laws, and the reduced disclosure requirements applicable to such companies may make our common stock less attractive to investors.

We will remain a smaller reporting company so long as (i) our public float remains less than $250 million as of the last business day of our most recently completed second fiscal quarter or (ii) our annual revenues are less than $100 million during our most recently completed fiscal year; and we have no public float; or a public float of less than $700 million.

For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, we are only required to provide two years of audited financial statements in our SEC reports. We will remain a smaller reporting company so long as (i) our public float remains less than $250 million as of the last business day of our most recently completed second fiscal quarter or (ii) our annual revenues are less than $100 million during our most recently completed fiscal year; and we have no public float; or a public float of less than $700 million. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline or be more volatile.

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

Our future financial performance and ability to successfully commercialize our products and to compete in the market will depend, in part, on our ability to manage any future growth effectively. We expect to make significant investments to facilitate our future growth through, among other things:

•
new product development;
•
increasing the use of RECELL in the treatment of full-thickness skin defects;
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

All related ISMS activities have been structured into a framework consisting of:

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

Disclosure of Management’s Responsibility

The Company’s Chief Financial Officer is responsible for overseeing the Cybersecurity Risk Management Program and leading the Company’s efforts to mitigate technology risks in partnership with various business leaders in the organization. For qualifications of the CFO refer to Item 10 of the Form 10-K. We have protocols, policies and tools in place to mitigate cybersecurity risk. These systems also provide the administrative, technical and physical safeguards to ensure the security, confidentiality, integrity and availability of confidential information and personal information from unauthorized access, use, disclosure, alteration, destruction or theft. In addition, we engage an independent third party annually to assess our IT general controls and IT security. Special focus is given to maintaining and improving our alignment with ISO 27001. Additionally, we have a cybersecurity incident response plan in place that provides a documented framework for handling high and low severity security incidents and facilitates coordination across multiple parts of the business. Finally, cybersecurity is integrated into the Company’s training as all employees are required to take monthly security awareness training.

Disclosure of the Board’s Responsibility

While management is primarily responsible for assessing and managing cybersecurity risks on a day-to-day basis, the Company’s Board of Directors oversees management’s efforts to assess and manage such risks. The Board of Directors (through the Audit Committee) monitors the cybersecurity risk assessment and response process. The Audit Committee is briefed by our Chief Financial Officer on our cybersecurity ISMS program and the overall cybersecurity risk environment on at least an annual basis. The briefing may include discussions on topics such as: information security and technology risks, information risk management strategies, cybersecurity risk assessment processes and updates, and updates on cybersecurity and data protection training initiatives for employees.

Item 2. PROPERTIES

Our principal corporate office is located at 28159 Avenue Stanford, Suite 220, Valencia, California 91355. We lease the 17,500 square foot facility under a lease agreement that expires on October 31, 2026. Our production plant in Ventura, California is a 27,840 square foot facility that we lease through September 30, 2030. We also lease a 3,360 square foot storage facility adjacent to our existing production plant in Ventura under a lease agreement that expires on September 30, 2030. The Company also has an administrative office lease in Irvine, California of approximately 10,700 square feet that is currently leased through the end of July 2028. We do not own any real property. We believe that leased facilities are adequate to meet current needs and that additional facilities will, if required, be available for lease to meet future needs.

Item 3. LEGAL PROCEEDINGS

We are currently not aware of any material pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority. From time to time, as an operating business, we are involved in routine disputes (both formal and informal) with customers, partners and employees.

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

Holders

As of January 26, 2026, the Company had approximately 3 unique stockholders of record of our common stock (which includes 18,051 holders of record of the Company’s CDIs, with each representing 1/5 of a share of common stock, and CHESS Depositary Nominees Pty Ltd, holds the legal title to all of the outstanding common stock underlying the CDIs of the Company).

Dividends

We have never paid cash dividends to our stockholders or to the holders of ordinary shares in the former parent company, AVITA Australia. We intend to retain future earnings for use in our business and do not anticipate paying cash dividends on our common stock and CDIs in the foreseeable future. Any future dividend policy will be determined by our Board and will be based upon various factors, including our results of operations, financial condition, current and anticipated cash needs, future prospects, contractual restrictions and other factors as our Board may deem relevant.

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Objective

The purpose of this Management’s Discussion and Analysis is to better allow our investors to understand and view our company from management's perspective. We are providing an overview of our business and strategy including a discussion of our financial condition and results of operations. The following discussion and analysis of our financial condition and results of operations for the years-ended December 31, 2025 and 2024, should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report.

Overview

AVITA Medical, Inc. (“we”, “our”, “us”) is a leading therapeutic acute wound care company delivering transformative solutions. Our solutions improve the healing outcomes for patients with traumatic injuries and surgical repairs, addressing critical healing needs that arise from unpredictable and life-changing events. At the forefront of our portfolio is RECELL® (“RECELL”), approved by the U.S. Food & Drug Administration (the “FDA”) for the treatment of thermal burn wounds and full-thickness skin defects. RECELL harnesses the healing properties of a patient’s own skin to create an autologous skin cell suspension, Spray-On Skin™ Cells, offering an innovative solution for improved clinical outcomes at the point of care. In addition, in the United States, we hold the rights to manufacture and exclusively market, sell, and distribute PermeaDerm®, a biosynthetic wound matrix, under the terms of exclusive multi-year distribution and contract manufacturing agreements with Stedical Scientific, Inc. (“Stedical”). We also entered into an exclusive multi-year development and distribution agreement with Collagen Matrix, Inc. dba Regenity Biosciences (“Regenity”). Regenity manufactures and supplies Cohealyx™, an AVITA Medical-branded, FDA-cleared, collagen-based dermal matrix. Under the agreement with Regenity, we hold the exclusive rights to market, sell, and distribute Cohealyx in the U.S., with the potential to expand such commercialization into the European Union, Australia, and Japan.

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

We are executing a focused commercial strategy centered on approximately 200 U.S. burn and trauma centers that represent the highest value and procedural volume within the acute wound care market. These institutions are core to our commercialization efforts due to their high concentration of complex inpatient cases and consistent procedural throughput. By prioritizing burn and trauma centers, we are targeting the most critical segments of acute wound care to maximize clinical impact and drive adoption across our portfolio.

To further our mission of improving clinical outcomes and establishing new standards of acute wound care, we have outlined the following strategic objectives:

•
Increasing market penetration in U.S. burn centers, positioning RECELL as the standard of care in burn management;
•
Expanding adoption of RECELL for the treatment of traumatic and surgical wounds throughout the U.S.;
•
Commercializing and expanding adoption of Cohealyx as a dermal matrix that supports wound bed preparation and accelerates readiness for grafting;
•
Driving adoption of RECELL GO mini in burn and trauma centers treating smaller wounds;
•
Advancing post-market clinical studies for Cohealyx and PermeaDerm to generate additional clinical and health economic evidence supporting adoption;
•
Expanding internationally through distributor-led commercialization upon receipt of regulatory approvals;

•
Driving commercial revenue growth, improving operating leverage, generating positive cash flow, and achieving long-term operating profitability; and
•
Pursuing additional business development opportunities complementary to our target acute wound care markets.

Business Environment and Current Trends

Changes in reimbursement rates and coverage policy by third party payors may place additional financial pressure on hospitals and the broader healthcare system. These changes could reduce demand for our products, particularly if healthcare providers face lower margins or additional administrative burdens. For example, in 2025 the Centers for Medicare & Medicaid Services (“CMS”) designated pricing responsibility for the Current Procedural Terminology (“CPT”) code used with RECELL to the seven regional Medicare Administrative Contractors (“MACs”). MAC delay in establishing and publishing reimbursement rates temporarily slowed clinician use of RECELL. As of January 2026, all seven MACs have established pricing, six of which have been published, restoring reimbursement clarity and supporting a return toward normalized utilization.

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

Geopolitical conditions may also impact our operations. Although we do not have operations in Russia, Ukraine, the Middle East, or Asia, the continuation or threat of military conflicts in these regions or any escalation of conflicts beyond their current scope may further weaken the global economy resulting in additional inflationary pressures or supply chain constraints.

Recent Developments

On January 13, 2026, we closed a five-year credit facility providing up to $60 million in capital with a new lender and refinanced our existing debt, receiving total net proceeds of $6.0 million after repayment of our existing debt and certain fees. As part of the new credit facility, we established trailing twelve-month (“TTM”) revenue covenants aligned with our current operating trajectory. The initial TTM revenue covenant is $68.5 million for the first quarter ending March 31, 2026, and $73 million for the full year 2026. For additional information, see Liquidity and Capital Resources below.

On January 5, 2026, the Board of Directors recognized the contributions of long-time Director (and former Chair of the Board) Lou Panaccio, whose last day of service was December 31, 2025. Following Mr. Panaccio’s retirement, the Board was pleased to announce Joe Woody’s appointment as a new Director pursuant to an offer letter to join the Board as of January 1, 2026.

On October 16, 2025, Mr. Vance, the Chair of the Board of Directors, assumed the position of Interim Chief Executive Officer (the “Interim CEO”) upon the departure of Mr. Corbett from the Company and the Board.

On October 1, 2025, the CMS approved a New Technology Add-On Payment (“NTAP”) for the RECELL® System, applicable to acute non-thermal full-thickness skin defects—such as traumatic injuries and surgical wounds—that require inpatient care and are treated with RECELL in combination with a meshed autograft. This NTAP designation allows Medicare Part A inpatient claims to receive up to $4,875 in additional reimbursement per case, beyond the standard MS-DRG base rate, provided CMS thresholds and coding criteria are met. The NTAP is effective from October 1, 2025, through September 30, 2026, and was granted under CMS’s alternative pathway recognizing RECELL’s FDA Breakthrough Device status, reinforcing its clinical value and supporting broader hospital adoption.

On September 14, 2025, we obtained the CE Mark for RECELL GO under the European Union Medical Device Regulation (“EU MDR”). This allows us to commercialize RECELL GO in Europe and other markets that recognize the CE Mark.

During 2025, we continued to expand the clinical and real-world evidence supporting RECELL and its acute wound care portfolio, with an emphasis on hospital utilization, wound closure outcomes and staged care pathways. Data presented at major burn and wound care conferences highlighted reproducible outcomes in clinical practice and increasing surgeon adoption across diverse patient populations.

Key studies presented during 2025 included the following:

•
Real-world hospital length of stay (“LOS”) analysis: A registry-based analysis of 741 matched adult patients with deep partial-thickness burns from the American Burn Association’s Burn Care Quality Platform compared RECELL with split-thickness skin grafting. The study demonstrated a statistically significant reduction in hospital length of stay of approximately 5.6 days, or 36%, for RECELL-treated patients, with consistent reductions across burn size subgroups up to 30% TBSA. RECELL-treated patients were more likely to be discharged directly home, supporting conclusions of improved recovery trajectories and hospital throughput.
•
Global systematic review of RECELL clinical evidence: A systematic review of 99 peer-reviewed studies, including 27 comparative analyses and more than 8,000 patients, found that RECELL consistently reduced donor site burden, achieved healing times comparable to or faster than conventional grafting, and demonstrated favorable pain, aesthetic and health economic outcomes across wound types. The authors concluded that the consistency and breadth of evidence support RECELL as an emerging standard of care in wound closure across diverse populations and care settings.
•
Accelerated wound bed preparation with Cohealyx: A June 2025 clinical publication evaluating Cohealyx reported rapid wound bed vascularization and readiness for autografting within approximately 5 to 10 days in a case series of complex full-thickness wounds, compared with the 2-to-4-week timelines typically reported for conventional dermal matrices. This data confirms previously published pre-clinical work. Investigators concluded that earlier readiness for definitive closure may reduce patient burden and complication risk.
•
Temporary wound coverage using PermeaDerm: In a retrospective case series, PermeaDerm was used to temporize mixed-depth and full-thickness burn wounds in patients unable to undergo immediate autografting. Surgeons cited ease of application, reduced operative complexity relative to cadaveric allograft, and the advantage of maintaining direct visualization of the wound bed. The study concluded that PermeaDerm provided safe and effective temporary coverage prior to definitive wound closure.

Sources for the studies referenced above were provided in the relevant press releases we issued from June through November 2025.

In 2025, we initiated two post-market clinical trials, PermeaDerm I and Cohealyx I, to further evaluate the performance of our technologies in the treatment of acute and complex wounds. The PermeaDerm I study is designed to assess cost and clinical outcomes when used as a temporizing treatment, and enrollment in this study has surpassed 75%. The Cohealyx I study is intended to evaluate time to autografting compared to a literature derived performance goal, with enrollment completed we expect data in 2026.

In early 2026, presentations at the Boswick Burn & Wound Symposium extended this evidence to staged wound care strategies, including surgeon-reported cases integrating RECELL, PermeaDerm and Cohealyx on the same patient. Together, these data reflect growing use of AVITA Medical’s integrated portfolio across wound coverage, preparation and definitive closure.

Results of Operations

Year-Ended December 31, 2025, compared to the Year-Ended December 31, 2024

The table below summarizes the results of our operations for each of the periods presented (in thousands).

	Year Ended
Statement of Operations Data:	December 31, 2025	December 31, 2024	$ Change	% Change
Sales revenue	$70,879	$63,893	6,986	11%
Lease revenue	731	358	373	104%
Total revenues	71,610	64,251	7,359	11%
Cost of sales	(12,794)	(9,094)	(3,700)	(41)%
Gross profit	58,816	55,157	3,659	7%
Operating expenses:
Sales and marketing	(53,138)	(58,195)	5,057	9%
General and administrative	(27,373)	(33,195)	5,822	18%
Research and development	(20,839)	(20,360)	(479)	(2)%
Total operating expenses	(101,350)	(111,750)	10,400	9%
Operating loss	(42,534)	(56,593)	14,059	25%
Interest expense	(5,004)	(5,361)	357	7%
Other (expense) income, net	(1,038)	163	(1,201)	nm
Loss before income taxes	(48,576)	(61,791)	13,215	21%
Income tax expense	(11)	(54)	43	80%
Net loss	$(48,587)	$(61,845)	13,258	21%

*nm = not meaningful

Total revenues increased by 11%, or $7.4 million, to $71.6 million, compared to $64.3 million in the year-ended December 31, 2024. The growth in revenues was largely driven by deeper penetration within customer accounts, new accounts for the treatment of traumatic and surgical wounds and, to a lesser extent, new product launches.

Gross profit margin was 82.1% compared to 85.8% in the corresponding period in the prior year. Note that the gross margin for RECELL products only was 84.3% for the year. The decrease in the overall gross margin percentage from the prior year was primarily caused by product mix and higher inventory reserve. We share the average sales price for Cohealyx at 50% and for PermeaDerm at 60%. Although these arrangements are highly beneficial, they inevitably result in an overall decrease in gross margin percentage. Therefore, the product mix is expected to continue to reduce the overall gross margin percentage while increasing the gross profit, and given that costs associated with this revenue do not increase significantly, operating profit increases on a quarterly basis.

Total operating expenses decreased by 9% or $10.4 million to $101.4 million, compared with $111.8 million in the year-ended December 31, 2024.

Sales and marketing expenses decreased by 9%, or $5.1 million, to $53.1 million, compared to $58.2 million in the year-ended December 31, 2024. Lower costs in the current year were related to decreases in salaries and benefits of $1.9 million, stock-based compensation expense of $0.9 million, commissions expense of $0.7 million, professional fees of $0.7 million, recruiting expenses of $0.6 million, and travel expenses of $0.3 million. The decreases are primarily due to the reduction of our sales force as part of cost savings initiatives.

General and administrative expenses decreased by 18%, or $5.8 million, to $27.3 million, compared to $33.1 million in the year-ended December 31, 2024. Lower costs in the current year are due to decreases in stock-based compensation of $3.5 million and salaries and benefits of $2.3 million. The decreases in salaries and benefits and stock-based compensation are primarily attributable to decreased headcount.

Research and development expenses increased by 2%, or $0.5 million, to $20.8 million, compared to $20.3 million in the year-ended December 31, 2024. Higher costs in the current year are due to increases in salaries and benefits of $1.0 million and stock-based compensation expense of $0.7 million, offset by decreases in research and development expenses of $0.8 million and lower other research and development expenses of $0.4 million. The decrease in research and development expenses are due to the capitalization of project costs, specifically internally developed software.

Other (expense) income, net decreased by $1.2 million to other expense, net of $1.0 million. In the current year, other expense, net consists of $3.3 million in debt issuance costs and $1.4 million related to the change in fair value of loan facility, offset by a non-cash gain of $2.2 million related to the change in fair value of warrants, $0.9 million in income related to our investments, and $0.4 million in other gains, net. In the prior period, other income, net of $0.2 million consisted of $2.7 million in income related to our investments and $0.3 million in other gains, net offset by non-cash charges of $2.5 million due to the change in fair value of the debt and $0.3 million due to the change in fair value of warrant liability.

Net loss decreased by $13.3 million, to $48.6 million, over the $61.8 million recognized in the year ended December 31, 2024. The decrease in net loss was driven by the higher gross profit and lower operating expenses offset by higher other expense, net as described above.

Year-Ended December 31, 2024, compared to the Year-Ended December 31, 2023

The table below summarizes the results of our operations for each of the periods presented (in thousands).

	Year Ended
Statement of Operations Data:	December 31, 2024	December 31, 2023	$ Change	% Change
Sales revenue	$63,893	$50,143	13,750	27%
Lease revenue	358	-	358	100%
Total revenues	64,251	50,143	14,108	28%
Cost of sales	(9,094)	(7,780)	(1,314)	(17)%
Gross profit	55,157	42,363	12,794	30%
BARDA income	-	1,428	(1,428)	(100)%
Operating expenses:
Sales and marketing	(58,195)	(37,291)	(20,904)	(56)%
General and administrative	(33,195)	(28,334)	(4,861)	(17)%
Research and development	(20,360)	(20,821)	461	2%
Total operating expenses	(111,750)	(86,446)	(25,304)	(29)%
Operating loss	(56,593)	(42,655)	(13,938)	(33)%
Interest expense	(5,361)	(1,143)	(4,218)	nm
Other income, net	163	8,483	(8,320)	(98)%
Loss before income taxes	(61,791)	(35,315)	(26,476)	(75)%
Income tax expense	(54)	(66)	12	18%
Net loss	$(61,845)	$(35,381)	(26,464)	(75)%

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

Interest expense increased approximately $4.2 million in comparison to the prior year due to the interest expense related to long-term debt for the full year, for an aggregate principal amount owed of $40 million.

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

Liquidity and Capital Resources

Overview

Our Consolidated Financial Statements have been prepared on the basis we will continue as a going concern for the next 12 months. We had approximately $10.2 million in cash and cash equivalents and $7.9 million in marketable securities as of December 31, 2025. We have funded our research and development activities, and more recently our substantial investment in sales and marketing activities, through the sale of our products, the issuance of equity securities, and debt financing. If capital is not available to us when amounts are needed, we could be required to delay, scale back or abandon commercial and development programs and other operations, which could adversely impact our business, financial condition, and operating results.

Based on our liquidity position and current forecast of operating results and cash flows, management determined there is substantial doubt about our ability to continue as a going concern over the next twelve months following the date of issuance of these Consolidated Financial Statements due to our debt repayment obligations, historical negative cash flows, and recurring losses. As a result, we may require additional liquidity to continue our operations over the next twelve months.

Subsequent to December 31, 2025, on January 13, 2026 (the “Closing Date”), we entered into a Credit Agreement and Guaranty (the “Perceptive Credit Agreement”), and Security Agreement (the “Security Agreement”), by and among us, as borrower, Avita Medical Americas, LLC, a wholly-owned subsidiary of the Company, as guarantor (the “Guarantor,” taken together with the Company, the “Obligors”) and Perceptive Credit Holdings V, LP as a lender and the administrative agent (the “Lender,” and the “Administrative Agent,” as applicable). The Perceptive Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $60 million (the “Perceptive Loan Facility”), of which (i) $50 million was funded on the Closing Date (the “ Perceptive Initial Commitment Amount”) and (ii) $10 million will be made available, at our discretion by notice to the Administrative Agent on or before March 31, 2027, subject to satisfaction of a certain net revenue requirement (the “Additional Commitment Amount”). On the Closing Date, we closed on the Perceptive Initial Commitment Amount, less certain fees and expenses payable to or on behalf of the Lender. Simultaneously with the closing of the Perceptive Initial Commitment Amount, we repaid in full and terminated all of its obligations and commitments (the “Refinancing Transaction”) under the Previous Credit Agreement (as defined below).

During the term of the Perceptive Loan Facility, interest payable in cash shall accrue on any outstanding amounts under the Loan Facility at a rate per annum equal to the greater of (x) the SOFR rate for such period and (y) 4.00% plus, in either case, 7.50%. Upon the occurrence and during the continuance of an event of default, any outstanding amount under the Perceptive Loan Facility will bear interest at a rate of 4.00% in excess of the otherwise applicable rate of interest.

Under the terms of the Perceptive Credit Agreement, and as set forth in a fee letter between us, and the Lender and the Administrative Agent (the “Fee Letter”), we will pay certain fees with respect to the Loan Facility, including (a) an exit fee equal to 5% of the aggregate principal amount borrowed by us under the Perceptive Credit Agreement in the event that we fail to secure shareholder approval of the issuance of the Warrant (as defined below) in accordance with the rules of the ASX (the “Warrant Shareholder Approval”) on or prior to September 30, 2026, and (b) a prepayment premium ranging from 1% to 10% of the amount of the Loan Facility that is prepaid upon any voluntary or mandatory prepayment (including as a result of an acceleration), together with certain other fees and expenses of the Lender.

The Perceptive Credit Agreement contains certain customary events of default, including with respect to nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; material defaults on other indebtedness; insolvency; loss of certain key permits, persons and contracts; material adverse effects; certain regulatory matters; and change of control. Additionally, the Company’s failure to obtain the Warrant Shareholder Approval on or prior to November 30, 2026 shall constitute an event of default under the Perceptive Credit Agreement.

The Perceptive Credit Agreement contains a number of customary representations, warranties and covenants that, among other things, will limit or restrict the ability of the Company and its subsidiaries to (subject to certain qualifications and exceptions): create liens and encumbrances; incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends or make other payments in respect of their capital stock; redeem or repurchase certain debt; engage in certain transactions with affiliates; and enter into certain restrictive agreements. Among such covenants, the Perceptive Credit Agreement includes a financial maintenance test that requires the Obligors to maintain a specified minimum net revenue for each trailing twelve-month period ending on the last day of a fiscal quarter occurring prior to the maturity date of the Loan Facility. In addition, the Perceptive Credit Agreement requires the Company to ensure that the Obligors maintain in the aggregate at least $5 million of unrestricted cash at all times.

Pursuant to the Security Agreement, all obligations under the Perceptive Credit Agreement is guaranteed by the Guarantor and secured by substantially all of our and the Guarantor’s assets.

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

In connection with the Refinancing Transaction, on January 13, 2026, we repaid all outstanding indebtedness under the Previous Credit Agreement and terminated all obligations and commitments thereunder. As a result, we and the guarantors under the Previous Credit Agreement have no further obligations under the Previous Credit Agreement or the related guarantees other than with respect to warrants previously issued under the Previous Credit Agreement, which remain outstanding.

On September 30, 2025, we received a waiver related to the trailing 12-month revenue covenant for the third quarter of 2025. On November 5, 2025, we entered into a sixth amendment to the Previous Credit Agreement (the “Sixth Amendment”), which amended the trailing 12-month revenue covenant for the fourth quarter of 2025 to $70.0 million for the quarter ending December 31, 2025, and waived the event of default caused by the “going concern” qualification in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025. The revenue covenants for all subsequent quarters remained in effect. In consideration for the Sixth Amendment, we agreed to add $500,000 to the original $40.0 million principal balance, with interest paid on this amount as of November 1, 2025 and during the term of the Previous Credit Agreement and payable along with the original $40.0 million principal balance, either at the maturity date or when and if earlier repaid.

On June 30, 2025, we received a waiver related to the trailing 12-month revenue covenant for the second quarter of 2025. On August 7, 2025, we entered into a fifth amendment to the Previous Credit Agreement (the “Fifth Amendment”), which further amended the trailing 12-month revenue covenants, and waived the event of default caused by the “going concern” qualification in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025. In consideration of the Fifth Amendment, we issued 400,000 shares of our Common stock to the Lender.

On February 13, 2025, we entered into a fourth amendment to the Previous Credit Agreement (the “Fourth Amendment”), which amended the trailing 12-month revenue covenants. In consideration of the Fourth Amendment, we issued to the Lender warrants to purchase up to 145,180 shares of our common stock, at an exercise price of $0.01 per share, with a term of 10 years from the issuance date. On March 31, 2025, we received a waiver related to the trailing 12-month revenue covenant for the first quarter of 2025.

On October 18, 2023, we entered into a credit agreement (as amended and modified, the “Previous Credit Agreement”), by and between us, as borrower, and an affiliate of OrbiMed Advisors, LLC, as the lender and administrative agent. The Previous Credit Agreement provided for a five-year senior secured credit facility in an aggregate principal amount of up to $90.0 million, of which $40.0 million was borrowed, less certain fees and expenses. On November 7, 2024, we entered into the third amendment (the “Third Amendment”) to the Previous Credit Agreement. Under the terms of the Third Amendment and subject to our payment of a consent fee to the Lender, we mutually agreed to (1) terminate two additional tranches of available debt in the aggregate amount of $50.0 million and (2) remove the trailing 12-month revenue covenant for the fourth quarter of 2024, which was set at $67.5 million. All revenue covenants for subsequent quarters remained in effect.

The following table summarizes our cash flows for the periods presented:

	Year Ended
(in thousands)	December 31, 2025	December 31, 2024
Net cash used in operating activities	$(31,195)	$(48,939)
Net cash provided by investing activities	12,452	37,363
Net cash provided by financing activities	14,936	3,508
Net decrease in cash and cash equivalents	(3,807)	(8,068)
Cash and cash equivalents at beginning of the period	14,050	22,118
Cash and cash equivalents at end of the period	10,243	14,050

Net cash used in operating activities was $31.2 million and $48.9 million during the years-ended December 31, 2025 and 2024, respectively. The decrease in cash used by operating activities is primarily attributable to higher gross profit and lower operating costs.

Net cash provided by investing activities was $12.5 million and $37.4 million during the years-ended December 31, 2025 and 2024, respectively. The decrease in cash provided by investing activities is primarily attributable to lower cash inflows from maturities of marketable securities offset by lower cash outflows from purchases of marketable securities and a decrease in cash outflow for capital expenditures in the current year compared to the prior year. The decrease in capital expenditures in the current year is primarily related to the leasehold improvement in the Ventura production facility to enhance manufacturing output and materials related to our RECELL GO RPDs in the prior year.

Net cash provided by financing activities was $14.9 million and $3.5 million for the years-ended December 31, 2025 and 2024, respectively. The increase in cash provided by financing activities was due to the net proceeds received from the Placement offset by decreases in the proceeds from the exercises of stock options and purchases of stock under the ESPP in the current year.

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

For the year-ended December 31, 2025, there were no dividends paid and we have no plans to commence the payment of dividends.

On December 19, 2024, Regenity received 510(k) clearance, as such, we accrued $2.0 million to be paid in January 2025 and recorded $3.0 million in Contingent liability and $5.0 million in Intangible assets, net in the Consolidated Balance Sheets. Under the terms of our amended exclusive development and distribution agreement with Regenity, we have a further obligation to make up to an additional $3.0 million payment on or before January 4, 2027 to guarantee development and manufacturing capacity (and related resources), contingent on positive results of certain clinical studies. With the exception of the milestone payments related to our exclusive development and distribution agreement with Regenity, we do not have any other purchase commitments or long-term contractual obligations, except for lease obligations as of December 31, 2025. Refer to Note 7 of our Consolidated Financial Statements for further details on our lease obligations.

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
•
Lease revenue for the RPD.

Our sale of the RECELL EOU, PermeaDerm, and Cohealyx products are accounted for under ASC 606, Revenue from contracts with customers (“ASC 606”). Revenue for the RECELL GO is disaggregated between two accounting standards: (1) ASC 606 for the RPKs and (2) ASC 842, Leases (“ASC 842”) for the RPD.

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

Revenue recognition for contracts that are within the scope of ASC 606 and ASC 842

We enter into contracts with customers where we receive consideration for the RPKs and do not receive additional consideration for the RPD. As a result, judgment and analysis are required to determine the appropriate accounting, including: (i) whether the arrangement contains an embedded lease, and if so, whether such embedded lease is a sales-type lease or an operating lease, (ii) the amount of the total consideration, as well as variable consideration, (iii) the identification of the distinct performance obligations contained within the arrangement, (iv) how the arrangement consideration should be allocated to each performance obligation when multiple performance obligations exist, including the determination of standalone selling price, and (v) when to recognize revenue on the performance obligations.

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

The contracts contain a lease component, the RPD, and a non-lease component, the RPKs. The lease component will be accounted for under ASC 842 and the non-lease component will be accounted for under ASC 606, as described above. In accordance with ASC 842, the consideration in the contract will be allocated to each separate lease component and non-lease component of the contract. The consideration is allocated to these lease and non-lease components based on the SSP (as described above for contracts within the scope of ASC 606). In accordance with ASC 842, variable lease payments will be recognized once the sale of the RPKs occurs and control has transferred to the customer. Consideration will be allocated to the RPD and RPKs based on the SSP. Consideration related to the RPD will be recognized as Lease revenue and consideration related to the RPKs will be recognized as Sales revenues in accordance with guidance in ASC 606, as described above, upon transfer of control of the RPKs, which generally occurs at the time the product is shipped or delivered depending on the customer's shipping terms.

Assets in our lease program are reported in Plant and equipment, net on our Consolidated Balance Sheets and are depreciated over the useful life of the RPD device's 200 uses, as indicated in the Instructions for Use that were approved by the FDA and expensed as Costs of goods sold in the Consolidated Statements of Operations. The RPD depreciation has a direct relationship to the number of RPKs sold. Based on customer usage, each purchase of RPKs results in a 1/200 depreciation to the RPD.

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

Warrants

Warrants, other than the Penny Warrants as defined and described in Note 4 to our Consolidated Financial Statements included in this Annual Report, are accounted for in accordance with applicable accounting guidance provided in ASC 815, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815”), as a liability based on the specific terms of the warrant agreement and recorded at fair value. The warrants are subject to re-measurement at each settlement date and at each balance sheet date and any change in fair value is recognized in earnings. The fair value of the warrant liability, which is reported within Warrant liability on the Consolidated Balance Sheets, is estimated by us based on the Black-Scholes option pricing model with the following inputs (Level 3):

•
Price of common stock
•
Estimated expected term
•
Estimated exercise price
•
Estimated expected volatility
•
Estimated risk free interest rate
•
Estimated expected dividend rate

Loan Facility

We elected the fair value option (“FVO”) of accounting under ASC 825-10, Financial Instruments (“ASC 825”), to account for the debt. ASC 825 provides FVO election that allows companies an irrevocable election to use fair value at the date of issuance and subsequently remeasure every reporting period. The fair value of the loan facility is reported in the Consolidated Balance Sheets. Changes in fair value are reported in earnings in Other income in the Consolidated Statements of Operations. Any changes in fair value caused by instrument-specific credit risk are presented separately in other comprehensive income. We have elected to present interest expense separately from changes in fair value and therefore will present interest expense associated with the loan facility. All costs associated with the issuance of the Previous Credit Agreement accounted for using the fair value option were expensed upon issuance. Refer to Note 6 for further details.

The fair value of the loan facility was determined using a Monte Carlo simulation in order to capture the probability of different potential cash flows outcomes associated with the contractual terms of the instrument. The below assumptions were used in the Monte Carlo simulation (Level 3):

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

Recent accounting pronouncements

See discussion of recent accounting pronouncements in Note 2 to the Consolidated Financial Statements located in Item 8 in this Annual Report.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company, as this term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

This report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting, in accordance with applicable SEC rules that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

During the three-months ended December 31, 2025, there were no material changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

Inherent Limitations on Disclosure Controls and Procedures

Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of these inherent limitations, our disclosure controls and procedures may not prevent or detect all instances of fraud, misstatements, or other control issues. In addition, projections of any evaluation of the effectiveness of disclosure controls or other internal controls to future periods are subject to risks, including, among others, that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

Item 9B. OTHER INFORMATION

None

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors

Name	Age	Position with the Company and Principal Occupation	Director Since	Board Term Expires
Cary Vance	60	Executive Chairman of the Board of Directors and Interim Chief Executive Officer	June 2023	June 2026
Jan Stern Reed	66	Lead Independent Director	July 2021	June 2026
Jeremy Curnock Cook	76	Non-Executive Director	October 2012	June 2026
Professor Suzanne Crowe	75	Non-Executive Director	January 2016	June 2026
Robert McNamara	69	Non-Executive Director	June 2023	June 2026
Dr. Michael Tarnoff	57	Non-Executive Director	August 2025	June 2026
Joe Woody	60	Non-Executive Director	January 2026	June 2026

Cary Vance was appointed Interim CEO of the Company in October 2025 and has served as Chairman of the Board since August 2025 and Director since April 2023. Mr. Vance has over 25 years of extensive leadership experience in the healthcare industry with commercial and operational expertise. He served as the President and Chief Executive Officer of PhotoniCare, Inc., from May 2023 until January 2025. Prior to this appointment, he was President and CEO of Titan Medical, and he served as an independent director for its Board of Directors through November 2024. Previously, Mr. Vance served as President and CEO of XCath, a privately held neurovascular robotics company, having also served in similar roles at OptiScan Biomedical, Myoscience, and Hansen Medical. He supported these companies as they commercialized and transformed markets with their disruptive, enabling, and game-changing novel technologies. Prior to his role at Hansen Medical, he served in various global executive leadership roles at Teleflex, Covidien, and GE HealthCare. Mr. Vance is Lean/Six Sigma Black Belt Certified, NACD Certified, and holds both a Bachelor of Arts degree in Economics and an MBA from Marquette University. We believe Mr. Vance is qualified to continue to serve on our Board as an executive director based on his leadership experience, together with his extensive commercial and operational expertise in the healthcare industry.

Jan Stern Reed was appointed Lead Independent Director in October 2025 and has served as a Director since July 2021. She has more than 35 years of legal, business management, and executive leadership experience primarily in the healthcare industry, and brings significant expertise in corporate governance, compliance, and risk management. Ms. Reed currently serves as a board member of Stepan Co. (NYSE: SCL), a major manufacturer of specialty and intermediate chemicals used in a broad range of industries, and AngioDynamics, Inc. (NASDAQ: ANGO), an industry-leading and transformative medical technology company focused on improving patient outcomes. Previously, Ms. Reed served as Senior Vice President, General Counsel and Corporate Secretary at Walgreens Boots Alliance, Inc., a global health and wellbeing company. Prior to Walgreens, Ms. Reed was Executive Vice President, Human Resources, General Counsel and Corporate Secretary of Solo Cup Company, where she was responsible for the legal, human resources, internal audit, corporate communications, and compliance functions. Prior to Solo Cup Company, she was Associate General Counsel, Corporate Secretary and Chief Corporate Governance Officer at Baxter International, Inc. Ms. Reed holds a Bachelor of Arts degree from the University of Michigan and a Juris Doctor from the Northwestern University Pritzker School of Law. We believe Ms. Reed is qualified to serve on our Board based on her extensive experience in legal, corporate governance, compliance, human resources, audit and enterprise risk management, and general business management and executive leadership.

Jeremy Curnock Cook has served as a Director since October 2012. He is a veteran in the healthcare services and life sciences industries, and has been actively supporting the commercialization of healthcare innovations and helping entrepreneurs build their international businesses over the past 45 years. Mr. Curnock Cook is currently Founder and Managing Director of BioScience Managers, a healthcare investment firm with over $AUS 190M under management. Over his career, Mr. Curnock Cook has successfully managed in excess of US $1 billion in equity investments. Mr. Curnock Cook brings his decades of international experience to our Board. He launched the first dedicated biotechnology fund for the Australian market and is a former head of the life science private equity team at Rothschild Asset Management, an early pioneer and significant investor in the sector. In his early career, he founded the International Biochemicals Group which he successfully sold to Royal Dutch Shell. Mr. Curnock Cook founded a European-focused seed fund with Johnson & Johnson and built the International Biotechnology Trust. Mr. Curnock Cook has served on more than 40 boards of directors in the life science sector in the UK, Europe, USA, Canada, Japan, and Australia. In addition to serving on our Board, Mr. Curnock Cook currently serves on the following boards: International BioScience Managers Ltd (appointed March 2000), Bioscience Managers Pty Ltd (appointed January 2003), REX Bionics Pty Ltd (appointed February 2012), Sheldon LTD (formerly Sea Dragon) (appointed October 2012), Adherium Ltd appointed (April 2015), BioScience Managers UK Ltd (appointed August 2017), Marine Department Ltd (appointed January 2019), JLCC Ltd (appointed December 2019), Tidal Sense LTD (formally CRiL) (appointed November 2020), and Humanetix Ltd (appointed September 2021). We believe Mr. Curnock Cook is qualified to serve on our Board based on his extensive global experience in the life sciences sector, specifically with companies focused on innovation.

Professor Suzanne Crowe AO has served as a Director since January 2016. Australian-based, she is a physician-scientist, and as a director, has expertise in supporting companies with their medical and scientific strategies. Professor Crowe is an Emeritus Professor at Monash University Melbourne, and she recently retired after 35 years of service as both Associate Director Clinical Research at the Burnet Institute and Senior Specialist Physician in Infectious Diseases at The Alfred Hospital Melbourne. A Fellow of the Australian Institute of Company Directors, she is currently a Director of Sonic Healthcare Ltd, a large global medical diagnostics company. In addition, Professor Crowe served on the board of St. Vincent’s Health Australia Ltd., the country’s largest not-for-profit health and aged care provider, from 2012 to2021. In June 2020, she was appointed as Officer of the Order of Australia in recognition of her distinguished services to health, clinical governance, biomedical research, and education. We believe Professor Crowe is qualified to serve on our Board based on her medical and research expertise, as well as experience in supporting companies with their medical and scientific strategies.

Robert McNamara has served as a Director since April 2023. He has over 25 years of leadership experience in public and privately held companies in the medical device and technology industries. His extensive experience in operations and financial management spans across early-stage, high-growth, and mature companies. Mr. McNamara previously served as a board member, Chair of the Compensation Committee, and member and chair of the Audit Committee for Xtant Medical Holdings (NYSE: XTNT). He is a former member of the Board of Directors and Chair of the Audit Committee for Axonics, Inc. Prior to these appointments, Mr. McNamara served as Executive Vice President, Chief Financial Officer of LDR Holding/Spine. Prior to this role, he served as the Chief Financial Officer of three publicly traded medical device companies including Accuray, Somnus Medical Technologies, and Target Therapeutics. Mr. McNamara holds a Bachelor of Science in Accounting from the University of San Francisco and an MBA from The Wharton School, University of Pennsylvania. We believe Mr. McNamara is qualified to serve on our Board because of his financial expertise, especially with high-growth companies, and his experience with the enterprise risk management and other requirements of U.S. public and private companies within the medical device and technology industries.

Dr. Michael Tarnoff was appointed a Director in October 2025. Dr. Tarnoff spent 23 years of his professional career at Tufts Medical Center, serving in various executive leadership roles, most recently as the Chief Physician Executive and CEO, until 2024. While serving in various leadership positions at Tufts, Dr. Tarnoff served as Chief Medical Officer and Vice President, Medical Affairs at Medtronic, Inc. from 2015 to 2019. Before working for Medtronic, from 2008 through 2015, Dr. Tarnoff was the Corporate Chief Medical Officer and Vice President, Medical Affairs, and before that position, the Chief Medical Officer and Vice President, Medical Affairs of the Surgical Devices division, at Covidien plc. Additional executive leadership experience includes roles serving as Medical Director at GI Dynamics, Inc. from 2006 to 2008, as well as Chief Medical Consultant to the Kendall surgery unit of Tyco Healthcare from 2005 to 2008. After earning a Bachelor of Arts degree from Washington University in St. Louis, Dr. Tarnoff received his medical degree from the University of Medicine and Dentistry of New Jersey. He then completed a general surgery residency at Rutgers Medical School, followed by an advanced fellowship in laparoscopic surgery at the Cleveland Clinic. We believe Dr. Tarnoff is qualified to serve on our Board of Directors based on his extensive medical experience and expertise in clinical innovation, combined with his executive leadership experience.

Joe Woody was appointed a Director in January 2026. Mr. Woody is a seasoned healthcare executive with more than two decades of leadership experience across the medical technology sector, most recently serving as CEO of Avanos Medical from 2017 to 2024, and previously, as President and CEO of Acelity Holdings. His background spans multiple senior executive roles, including with Covidien and Smith & Nephew. Mr. Woody also served on the Board of Directors of AdvaMed, Inc., the largest trade association in the U.S. for the medical device, diagnostics, and digital health technology sectors, for over a decade. We believe Mr. Woody is qualified to serve on our Board of Directors based on his extensive medical technology experience and commercial expertise.

Identification of Named Executive Officers

Name	Age	Position	Date First Elected or Appointed
Cary Vance	60	Interim Chief Executive Officer	October 2025
David O'Toole	67	Chief Financial Officer	June 2023
Nicole Kelsey	59	Chief Legal and Compliance Officer and Corporate Secretary; Interim SVP, HR	July 2024

Cary Vance is discussed above under “Identification of Directors”.

David O'Toole is an accomplished financial executive with extensive experience in both public company operations and capital markets, and has served as AVITA Medical’s Chief Financial Officer since June 2023. Prior to joining the Company, Mr. O’Toole served as CFO of Opiant Pharmaceuticals, a biopharmaceutical company developing treatments for addiction and drug overdose, which was acquired by Indivior in March of 2023. Prior to that, he served as CFO of Soleno Therapeutics, a company focused on the development and commercialization of novel therapeutics for the treatment of rare diseases. Prior to Soleno, Mr. O’Toole held the role of CFO for three publicly traded life sciences companies where he built and led high-performance teams. Prior to his CFO experience, he spent over 24 years in public accounting, including 16 years with Deloitte & Touche. He holds a Bachelor of Science in accounting from the University of Arizona and is a Certified Public Accountant (non-active).

Nicole Kelsey has served as Chief Legal and Compliance Officer, and Corporate Secretary since July 2024, and as Interim SVP, Human Resources since November 2025. Ms. Kelsey has over 25 years of executive legal experience with expertise in M&A, securities, and corporate governance. Ms. Kelsey previously served as Chief Legal Officer and Secretary for Amyris, Inc., a leading biotech company, and as General Counsel and Secretary of Criteo, a global leader in commerce marketing based in Paris with global operations. Prior to joining Criteo, Ms. Kelsey was the senior securities lawyer for Medtronic, a global leader in medical technology; she served as head M&A attorney for CIT Group, Inc.; was the general counsel and chief compliance officer of a private merchant bank; and was the senior corporate attorney for the international conglomerate Vivendi. Before going in-house, Ms. Kelsey practiced with the law firms of White & Case and Willkie, Farr & Gallagher, in Paris and New York. A Fulbright scholar, Ms. Kelsey holds a Juris Doctor degree from Northwestern Pritzker School of Law and a Bachelor of Arts degree in Political Science and International Studies from The Ohio State University, and is admitted to practice law in New York and Minnesota.

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

Gender Diversity

The 4th Edition of the ASX’s Corporate Governance Principles and Recommendations (the “Australian Governance Principles”) recommend we set measurable objectives for achieving gender diversity in the composition of our Board of Directors, senior executives and workforce generally. As of the date of this Form 10-K, the non-executive Directors of the Company are 33% female, our senior executive team members are 40% female, and our total employee base is 52.5% female.

The Company’s Code of Business Conduct & Ethics (the ”Code”), together with its Equal Employment Opportunity Policy (which forms part of its Employee Handbook) and the Charter of the Board’s Nominating and Corporate Governance Committee, together set forth the Company’s policy to provide equal employment opportunities to all employees and applicants in all Company facilities without regard to race, color, religious creed, sex, national origin, ancestry, citizenship status, pregnancy, childbirth, physical disability, mental and/or intellectual disability, age, military status or status as a special disabled veteran, marital status, registered domestic partner or civil union status, gender, medical condition, genetic information, or sexual orientation in accordance with applicable federal, state and local laws, including the Australian Governance Principles. For more information about the Code, please see the “Code of Conduct” section below. The Company’s Employee Handbook applies to all terms and conditions of employment including, but not limited to, hiring, placement, promotion, termination, layoff, recall, transfer, leaves of absence, compensation and training. The Company’s Code and the Charter of the Board’s Nominating and Corporate Governance Committee are each available on the Company’s website.

Performance Evaluations

The Nominating and Corporate Governance Committee Chair guides the Board of Directors in an annual self-evaluation process to assess the functioning of the Board of Directors, its committees, and its individual directors.

Additionally, each of Audit, Human Capital and Compensation, and Nominating and Corporate Governance Committees conduct annual self-evaluations regarding their composition (including review of the Board member serving as Chair of each such committee) the frequency and length of their meetings, their responsibilities, and the effectiveness of their respective duties.

The Company’s Human Capital and Compensation Committee undertakes a review of the performance of the Company’s CEO and the executive management team annually during the first quarter of each calendar year. The Company’s Human Capital and Compensation Committee completed these performance evaluations for the fiscal year ended December 31, 2025 on or around January 5, 2026.

Code of Conduct

The Code we have adopted constitutes a “code of ethics” as that term is defined in paragraph (b) of Item 406 of Regulation S-K. The Code applies to our executive officers, non-executive Directors, management, employees, and contractors of the Company. We regularly review the Code on an annual basis. If we make any amendments to the Code or grant any waivers, including any implicit waiver, from a provision of the Code, we will disclose the nature of such amendment or waiver on our website. A copy of the Code is available on our website at www.avitamedical.com. The information on our website is not incorporated by reference into this Annual Report.

Section 16(a) Beneficial ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Directors, certain of its executive officers and other persons who beneficially own more than 10% of the Company’s common shares to file reports of, and changes in, ownership of the Company’s Common Stock (as well as its CDIs) with the SEC. Based solely on the Company’s review of copies of SEC filings it has received or filed, the Company believes that each of its Directors, executive officers, and beneficial owners of more than 10% of the shares satisfied the Section 16(a) filing requirements during the fiscal year-ended December 31, 2025.

Election of Directors

Our Board of Directors consists of seven members, six of which are non-executive Directors. Directors are elected at our annual general meeting of stockholders and hold office for a term of one year and until their successors have been elected and qualified or until the earlier of their resignation or removal. With the exception of Messrs. Tarnoff and Woody, who joined our Board after the 2025 annual shareholders’ meeting on June 4, 2025 (the “FY25 ASM”), ur Directors were elected at the FY25 ASM, to hold office for a term of one year or until his or her successor is duly elected and qualified. Any newly created directorship or any vacancy occurring on our Board of Directors may be filled only by a majority vote of the remaining members of our Board, and each Director so elected shall hold office until the expiration of the term of office of the Director whom he or she has replaced or until his or her successor is elected and qualified. On October 16, 2025, upon the appointment of Mr. Vance as the Company’s Interim CEO and confirmation that Mr. Vance continue to serve as the Board’s Chair, the Board appointed Ms. Reed as its lead independent Director. Under ASX Listing Rule 14.4, any Directors of the Company (except a managing Director) must not hold office without re-election past the third annual shareholders’ meeting following the Director’s appointment or three years, whichever is longer.

Stockholder Nominees for Director

There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors.

Committees of the Board of Directors

Our Board of Directors has established the Audit Committee, the Human Capital and Compensation Committee, and the Nominating and Corporate Governance Committee, each of which operates pursuant to a written charter adopted and reviewed annually by our Board of Directors. The information on our website is not incorporated by reference into this Annual Report. Our Board of Directors may also establish other committees from time to time to assist the Board of Directors in fulfilling its risk oversight duties. The composition and functioning of all of our committees comply with all applicable requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations, and the ASX Listing Rules and also align with the Australian Governance Principles.

Following the retirement of Lou Panaccio, the Board appointed Joe Woody to the Board and each of the Board’s committees, effective January 1, 2026, to serve until the Company’s 2026 annual shareholders’ meeting. As of the date of this report, the composition of Audit, Human Capital and Compensation, and Nominating and Corporate Governance Committees were as follows:

Director	Independent		Human Capital and Compensation Committee		Audit Committee		Nominating and Corporate Governance Committee
Jan Stern Reed	X	(1)	Member		Member		Chair	(2)
Professor Suzanne Crowe	X		Member		Member		Member
Jeremy Curnock Cook	X		Member		Member		Member
Robert McNamara	X		Member		Chair	(3)	Member
Dr. Michael Tarnoff	X		Chair	(4)	Member	(5)	Member	(5)
Joe Woody	X	(6)	Member		Member		Member

(1) Appointed lead independent Director effective as of October 16, 2025

(2) Appointed chair effective as of the fourth quarter 2025 Board meeting (November 5, 2025).

(3) Appointed chair effective as of the first quarter 2023 Board meeting (May 10, 2023)

(4) Appointed chair effective as of the fourth quarter 2025 Board meeting (November 5, 2025).

(5) Committee membership effective as of the fourth quarter 2025 Board meeting (November 5, 2025).

(6) Appointed as member to each Committee effective as of January 1, 2026.

Audit Committee

Nasdaq Marketplace Rules require us to establish an audit committee comprised of at least three members, each of whom is financially literate and satisfies the respective “independence” requirements of the SEC and Nasdaq, and one of whom has accounting or related financial management expertise. In addition, the ASX Listing Rules and the Australian Governance Principles require us to have an audit committee comprised of at least three members, all of whom are non-executive Directors and a majority of whom are “independent” Directors, and which is chaired by an independent Director who is not the chair of the Board of Directors.

We have an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee assists our Board of Directors in overseeing the accounting and financial reporting processes of our Company and the audits of our financial statements, including the integrity of our financial statements by the Company’s registered public accounting firm, compliance with applicable legal and regulatory requirements, our registered public accounting firm’s qualifications and independence, and such other duties as may be directed by our Board of Directors. The Audit Committee is also required to review the Company’s enterprise risk management on behalf of the Board of Directors.

Our Audit Committee currently consists of six Board members, each of whom satisfies the “independence” requirements of the SEC, Nasdaq Marketplace Rules, the ASX Listing Rules and the Australian Governance Principles. Our Audit Committee is currently composed of Robert McNamara, Jeremy Curnock Cook, Jan Stern Reed, Dr. Michael Tarnoff, Joe Woody, and Professor Suzanne Crowe. Each qualifies as an “independent director” within the meaning of Nasdaq Marketplace Rules and the Australian Governance Principles. Mr. Robert McNamara is the current Chair of the Audit Committee (being an independent Director who is not Chair of the Board) and was appointed to that role as of upon joining the Board on April 1, 2023, following his appointment to the Board of Directors. Our Board of Directors has determined that Robert McNamara is an “audit committee financial expert,” as defined in item 407(d)(5)(ii) of Regulation S-K. The Audit Committee meets at least four times per year. See below for summary of attendance.

The Audit Committee held a total of four meetings during the annual period ended December 31, 2025. The meetings attended by each Director, and the number of meetings that they were each eligible to attend, is as follows:

Audit Committee Meeting Attendance
Meetings attended/Meetings held
Robert McNamara (Chair)		4/4
Professor Suzanne Crowe		4/4
Jeremy Curnock Cook		4/4
Lou Panaccio		4/4
Jan Stern Reed		4/4
Dr. Michael Tarnoff	(1)	2/4
Cary Vance	(2)	4/4
(1)
Dr. Michael Tarnoff was appointed by the Board of Directors to serve as member of the Audit Committee, effective as of the Board’s fourth quarter 2025 meeting on November 5, 2025.
(2)
Mr. Cary Vance was a member of the Audit Committee until his appointment as Interim CEO on October 16, 2025; following such appointment, Mr. Vance continued to attend, but recused himself of any voting by the Committee for the remainder of the Committee’s meetings in 2025.

Human Capital and Compensation Committee

Our Board of Directors has established a Human Capital and Compensation Committee, which is comprised of independent Directors, within the meaning of Nasdaq Marketplace Rules and also the Australian Governance Principles. The Human Capital and Compensation Committee must be comprised solely of non-executive Directors in accordance with the ASX Listing Rules and must also be chaired by an independent Director in accordance with the Australian Governance Principles. The Human Capital and Compensation Committee is responsible for reviewing the salary, incentives, and other benefits of our Directors, executive officers and employees, and making recommendations on such matters for approval by our Board of Directors. The Human Capital and Compensation Committee is also responsible for overseeing and advising our Board of Directors regarding the adoption of policies that govern our compensation programs. Professor Suzanne Crowe, Jeremy Curnock Cook, Robert McNamara, Jan Stern Reed, Dr. Michael Tarnoff, and Joe Woody are the current members of the Human Capital and Compensation Committee, and each qualifies as an “independent director” within the meaning of Nasdaq Marketplace Rules and the Australian Governance Principles. Dr. Michael Tarnoff was appointed to serve as the Chair of the Human Capital and Compensation Committee (being an independent Director who is not the chair of the Board) in the fourth quarter 2025 meeting (November 5, 2025).

The Human Capital and Compensation Committee held a total of five meetings during annual period ended December 31, 2025. The meetings attended by each Director, and the number of meetings that they were each eligible to attend, is as follows:

Human Capital and Compensation Committee Meeting Attendance
Meetings attended/Meetings held
Dr. Michael Tarnoff (Chair)	(1)	2/5
Professor Suzanne Crowe		5/5
Jeremy Curnock Cook		5/5
Robert McNamara		5/5
Lou Panaccio		5/5
Jan Stern Reed		5/5
Cary Vance	(2)	5/5
(1)
Dr. Michael Tarnoff was appointed by the Board of Directors to serve as chair of the Human Capital and Compensation Committee, effective as of the Board’s fourth quarter 2025 meeting on November 5, 2025.
(2)
Mr. Cary Vance was chair of the Human Capital and Compensation Committee until his appointment as Interim CEO on October 16, 2025; following such appointment, Mr. Vance continued to attend, but recused himself of any voting by the Committee for the the remainder of the Committee’s meetings in 2025.

Nominating and Corporate Governance Committee

Our Board of Directors has established a Nominating and Corporate Governance Committee. Under the Australian Governance Principles, our Nominating and Corporate Governance Committee should have at least three members, a majority of whom are independent, and should also be chaired by an independent Director. Professor Suzanne Crowe, Jeremy Curnock Cook Robert McNamara, Jan Stern Reed, Dr. Michael Tarnoff, and Joe Woody are the current members of the Nominating and Corporate Governance Committee and each qualifies as an “independent director” within the meaning of Nasdaq Marketplace Rules and the Australian Governance Principles. Ms. Jan Stern Reed is the Chair of the Nominating and Corporate Governance Committee (being an independent director). The Nominating and Corporate Governance Committee is responsible for identifying individuals qualified to serve as members of our Board of Directors, recommending nominees for election at the stockholders meetings or to fill vacancies that arise on our Board of Directors, recommending qualified and experienced directors to serve on the committees of our Board of Directors, reviewing the composition of the Board and its committees, and determining the independence of each Board member. In addition, the Nominating and Corporate Governance Committee is responsible for leading the Board of Directors to complete annual self-evaluations of the Board, its committees, and the individual directors.

The Nominating and Corporate Governance Committee held a total of four meetings during the annual period ended December 31, 2025. The meetings attended by each Director, and the number of meetings that they were each eligible to attend, is as follows:

Nominating and Corporate Governance Committee Meeting Attendance
		Meetings attended/Meeting held
Jan Stern Reed (Chair)	(1)	4/4
Professor Suzanne Crowe		4/4
Jeremy Curnock Cook		4/4
Robert McNamara		4/4
Lou Panaccio		4/4
Dr. Michael Tarnoff	(2)	2/4
Cary Vance	(3)	4/4
(1)
Ms. Jan Stern Reed was appointed by the Board of Directors to serve as the Chair of the Nominating and Corporate Governance Committee at the second quarter 2023 meeting of the Board on May 9, 2023.
(2)
Dr. Michael Tarnoff was appointed by the Board of Directors to serve as a member of the Nominating and Corporate Governance Committee, effective as of the Board’s fourth quarter 2025 meeting on November 5, 2025.
(3)
Mr. Cary Vance was a member of the Nominating and Corporate Governance Committee until his appointment as Interim CEO on October 16, 2025 but was in attendance at All Committee meetings in 2025; following such appointment, Mr. Vance continued to attend, but recused himself of any voting by the Committee for the the remainder of the Committee’s meetings in 2025..

Board of Directors’ Meetings

The Board of Directors held a total of ten meetings during the annual period ended December 31, 2025. The meetings attended by each Director, and the number of meetings that they were each eligible to attend, is as follows:

Board of Directors' Meeting Attendance
		Meetings attended/Meetings held
Cary Vance (Chair)	(1)	10/10
Professor Suzanne Crowe		10/10
Jeremy Curnock Cook		9/10
Robert McNamara		10/10
Lou Panaccio	(2)	9/10
Jan Stern Reed	(3)	10/10
Dr. Michael Tarnoff	(4)	4/10
(1)
Mr. Cary Vance was appointed Chairman of the Board in its third quarter 2025 meeting on August 6, 2025.
(2)
Mr. Lou Panaccio resigned as Chairman of the Board of Directors in its third quarter 2025 meeting on August 6, 2025, with December 31, 2025 as his last day of service.
(3)
Ms. Jan Stern Reed was appointed by the Board of Directors to serve as Lead Independent Director on October 16, 2025.
(4)
Dr. Michael Tarnoff was appointed by the Board of Directors in its third quarter 2025 meeting on August 6, 2025.

Item 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the below listed “named executive officers” of our company are set out in the summary compensation below.

o
Cary Vance, Interim Chief Executive Officer
o
David O’Toole, Chief Financial Officer
o
Nicole Kelsey, Chief Legal and Compliance Officer, and Corporate Secretary and Interim SVP, Human Resources
o
James Corbett, Former Chief Executive Officer

SUMMARY COMPENSATION TABLE

The following table sets forth for our named executive officers the following information for the annual periods ended December 31, 2025 and December 31, 2024.

Name and Position	Year	Salary	Bonus	Option Awards (1)	All Other Compensation (2)		Total
Named Executive Officers:		($)	($)	($)	($)		($)
Cary Vance	2025	137,475	140,000	-	578		278,053
Interim Chief Executive Officer	2024	-	-	-	-		-
David O'Toole	2025	490,916	98,600	887,000	48,740	(3)	1,525,256
Chief Financial Officer	2024	459,253	195,500	1,068,666	54,109	(4)	1,777,528
Nicole Kelsey	2025	458,455	91,800	384,366	15,936	(5)	950,557
Chief Legal and Compliance Officer, and Interim SVP, Human Resources	2024	228,475	95,625	784,700	179,390	(6)	1,288,190
James Corbett	2025	569,302	-	642,373	196,040	(7)	1,407,715
Former Chief Executive Officer	2024	684,231	459,000	2,080,166	20,487		3,243,885

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
(3)
Amounts primarily relate to $29,415 of non-qualified deferred compensation employer match and the Company’s 401(k) employer match contribution.
(4)
Amounts primarily relate to $27,550 of non-qualified deferred compensation employer match and the Company’s 401(k) employer match contribution.
(5)
Amounts primarily relate to the Company’s 401(k) employer match contribution.
(6)
Primarily relates to relocation assistance.
(7)
Amounts primarily relate to $117,000 in severance payments, $53,595 in vacation buy-out and $25,445 in the Company’s 401(k) employer match contribution and group term life insurance premiums.

Employment Contracts

The following table outlines the specified terms of the relevant employment contracts for the named executive officers of the Company. For compensation information of named executives refer to the table above.

Role	Name	Contract Duration	Period of Notice (2)	Termination payments provided for by contract (1) (3)
Interim Chief Executive Officer (CEO)	Cary Vance	One year	Termination by the Company with or without Cause – No notice period. Resignation by executive- with or without reason - 90 days prior written notice.	Any accrued but unpaid salary or bonus
Chief Financial Officer (CFO)	David O'Toole	Open-ended contract	Termination by the Company or Executive with or without Cause – No notice period.	12 months
Chief Legal & Compliance Officer and Corporate Secretary, and Interim SVP, Human Resources (CLCO)	Nicole Kelsey	Open-ended contract	Termination by the Company or Executive with or without Cause – No notice period.	12 months

(1)
Termination payments for the CFO and CLCO are triggered only in the event of employment termination for involuntary termination without cause or resignation for “Good Reason.”
(2)
“Cause” - For the CFO and CLCO, Cause is defined as (i) conviction of, or a plea of guilty or nolo contendere to, a felony or crime involving moral turpitude; (ii) participation in an act of fraud or theft against the Company; (iii) willful and material breach of any contractual, statutory, fiduciary, or common law duty owed to the Company including without limitation Section 4.1 of this Agreement; (iv) willful and repeated failure to satisfactorily perform job duties; or (v) any willful act that is likely to and which does in fact have the effect of injuring the reputation, business, or a business relationship of the Company.
(3)
“Good Reason” - For the CFO and CLCO, Good Reason is defined as (i) a material diminution in Executive’s authority, duties, or responsibilities in effect at the time of this Agreement; (ii) any reduction in the Executive’s then current base salary; (iii) relocation of Executive’s principal place of work by a distance of fifty (50) miles or more from the Executive’s then current principal place of work without the Executive’s consent; (iv) material breach by the Company of any provision of this Agreement; provided, however, that the conduct described in the foregoing subsections (i) through (iv) will only constitute Good Reason if such conduct is not cured within thirty (30) days after the Company’s receipt of written notice from the Executive specifying the particulars of the conduct the Executive believes constitutes Good Reason.”

Compensation Principles

The Charter of the Human Capital and Compensation Committee provides a compensation governance framework (the “Charter”). The Charter outlines responsibilities and duties of the members, sets forth the frequency of meetings, establishes and reviews the overall compensation policies and practices of the Company, and also sets forth the process to review and approve the executive compensation program for the Chief Executive Officer and other executive officers, and make appropriate recommendations to the Board of Directors.

Human Capital and Compensation Committee

The Human Capital and Compensation Committee approves or makes recommendations to our Board of Directors on decisions concerning compensation of the executive leadership team (including the Chief Executive Officer) and the Board of Directors on an annual basis to ensure that it is consistent with our short-term and long-term goals. The Company’s CEO makes recommendations to the Human Capital and Compensation Committee for review, modification (if applicable) and approval of the bonus and equity incentive awards for members of the executive leadership team. Then, the Human Capital and Compensation Committee assesses the appropriateness of the nature and amount of compensation (including the overall bonus and equity incentive awards) of our executive officers with the assistance of an external compensation consultant and by reference to relevant employment market conditions, with the overall objective of ensuring maximum stakeholder benefit from the recruitment and retention of a high-quality executive leadership team and Board of Directors. Additionally, the Human Capital and Compensation Committee reviews and recommends to the Board of Directors the overall annual bonus awards and the annual merit increase for the employees of the Company. The Company’s CEO, together with certain executive officers, regularly discuss the Company’s compensation matters with the Human Capital and Compensation Committee.

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

Potential Payments upon Involuntary Termination, Resignation without Good Reason or Change-In-Control

The employment contract provides for the following severance payments upon termination by us without cause or by the employee for good reason (as defined in the particular employment agreement): (i) payment of the employee’s then-current base salary for a period of 12-months for the CFO or CLCO, (ii) a pro-rated target bonus for the period during which the employee was employed in the year of termination, (iii) continued coverage under our group health and benefits plan consistent with the term of the base salary, and (iv) immediate acceleration of unvested stock options and restricted stock unit awards.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2025 (in US dollars).

	Option awards					Stock awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised unearned options		Option exercise price	Option expiration date	Number of unearned shares, units or other rights have not vested	Market or payout value of unearned shares, units or other rights have not vested ($) (1)
Cary Vance, Interim Chief Executive Officer	-	4,295	(2)	$8.73	1/21/2035	13,480	$46,506
	3,943	-	(3)	1/21/2026	6/5/2034
	5,610	1,482	(4)	$7.72	6/6/2023
David O'Toole, Chief Financial Officer	-	150,000	(2)	6/5/2025	1/21/2035
	41,667	83,333	(5)	6/6/2026	1/3/2034
	100,000	50,000	(6)	1/21/2027	6/15/2033
Nicole Kelsey, Chief Legal and Compliance Officer, and Interim SVP, Human Resources	-	65,000	(2)	1/3/2025	1/21/2035
	50,000	100,000	(7)	$7.72	7/1/2034

(1)
Amounts in this column are calculated by multiplying the closing market price of the Company’s stock as of December 31, 2025 by the number of shares or units of stock awards.
(2)
Vests annually beginning on January 21, 2026.
(3)
Vests annually beginning on June 5, 2025.
(4)
Vests annually beginning on June 6, 2024.
(5)
Vests annually beginning on January 3, 2025.
(6)
Vests annually beginning on June 15, 2024.
(7)
Vests annually beginning on July 1, 2025.

Director Compensation

The following table sets forth certain information regarding the compensation earned by, or awarded to, each non-employee Director who served on our Board during the fiscal year-ended December 31, 2025 (in U.S. Dollars). We do not provide separate compensation to our executive Directors, such as Mr. Corbett, who served as our Chief Executive Officer during the fiscal year-ended December 31, 2025 until October 16, 2025. In the case of Mr. Vance, he was compensated as a non-executive director until his appointment as Interim CEO on October 16, 2025.

	Fees earned in cash (1)	Stock awards (2)	Option awards (3)	Total
Non-Executive Directors
Jan Stern Reed - Lead Independent Director	$104,792	$87,492	$15,462	$207,746
Professor Suzanne Crowe	92,496	87,492	15,462	195,450
Jeremy Curnock Cook	92,496	87,492	15,462	195,450
Robert McNamara	102,504	87,492	15,462	205,458
Lou Panaccio	113,480	87,492	15,462	216,434
Dr. Michael Tarnoff	32,870	-	-	32,870
Cary Vance	91,516	87,492	15,462	194,470
Total Non-Executive Directors	$630,154	$524,952	$92,772	$1,247,879

(1)
Amounts are composed of the following: $70,000 for fees as a Board Member, $35,000 for Lead Independent Director, $20,000 for Audit Committee Chair, $15,000 for Human Capital and Compensation Committee Chair, $10,000 for Nominating and Corporate Governance Chair, $10,000 for Audit Committee Member, $7,500 for Human Capital and Compensation Committee Member, and $5,000 for Nominating and Corporate Governance Member.

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

Equity Compensation Plan Information as of December 31, 2025

Plan Category		Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
		(a)	(b)	(c)
Equity compensation plans approved by security holders
2016 Equity Incentive Plan	(2)			-	(1)
Stock Options		429,738	$12.77
2020 Equity Incentive Plan				2,841,311
Stock Options		3,345,733	$11.02
2021 AGM Awards				-
Stock Options		22,600	$12.18
2022 AGM Awards				-
Stock Options		191,302	$5.79
2023 AGM Awards				-
Stock Options		91,435	$14.17
RSUs		6,916
2024 AGM Awards
Stock Options		256,992	$12.35
2025 AGM Awards
Stock Options		199,104	$8.73
RSUs		60,132
Equity compensation plans not approved by security holders		-	-	-
Total		4,603,952		2,841,311

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required with respect to this item is incorporated herein by reference to our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders or an amendment of this report to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2025.

Australian Disclosure Requirements

In addition to the Company’s primary listing on the Nasdaq Capital Market, the Company’s shares of common stock are also quoted in the form of CDIs on the ASX and trade under the ticker symbol “AVH.” As part of our ASX listing, we are required to comply with the various disclosure requirements set out under the ASX Listing Rules. Information satisfying these disclosure requirements (where that information has not been provided elsewhere in this Annual Report) is furnished with this Annual Report as Exhibit 99.1, titled Australian Disclosure Matters for FY 2025.

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

Director Independence

The Company’s Board of Directors has determined that all members of our Board of Directors, except Mr. Cary Vance, are independent directors for purposes of the rules of Nasdaq and the SEC and for the purposes of the ASX Listing Rules and the Australian Governance Principles. In making this determination, our Board of Directors considered the relationships that each non-executive director has with us and all other facts and circumstances that our Board of Directors deemed relevant, including the beneficial ownership of our common stock by each non-executive director and Mr. Vance’s position as Interim CEO.

The composition and functioning of the Company’s Board of Directors and each of its committees complies with all applicable requirements of Nasdaq and the rules and regulations of the SEC as well as the ASX Listing Rules and the Australian Governance Principles.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Fees and Services

Grant Thornton LLP, the U.S. member of Grant Thornton International Ltd, independent registered public accountants have served as our independent public accountant for the years-ended December 31, 2025 and 2024. The following table sets forth fees billed or accrued by our independent registered public accountants during the years-ended December 31, 2025 and 2024.

	Year-Ended	Year-Ended
	December 31, 2025	December 31, 2024
Audit fees - Grant Thornton LLP (1)	$803,294	$726,716
Tax fees - Grant Thornton LLP (2)	128,938	175,652
Total fees	$932,232	$902,368
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

Pre-Approval Policies and Procedures

The Audit Committee’s policy is for the Audit Committee to approve all audit and non-audit services prior to such services being performed by the independent registered public accounting firm. Before engaging an independent registered public accountant firm to render audit or non-audit services, the engagement is approved by the Company’s Audit Committee or the engagement to render services is entered into pursuant to pre-approval policies and procedures established by the audit committee. The Audit Committee pre-approved all audit services provided by independent registered public accountants during the years-ended December 31, 2025 and 2024.

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

(3)
Exhibits

The exhibits listed in the following Index to Exhibits are filed, furnished or incorporated by reference as part of this Annual Report

EXHIBITS

Exhibit	Exhibit
Number	Description

2.1	Scheme Implementation Agreement (incorporated by reference to Exhibit 99.2 of Form 6-K of Avita Medical Limited dated April 20, 2020)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K12B filed on June 30, 2020)

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-KT filed on February 28, 2022)

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the registrant’s Form 8-K filed on May 15, 2025)

4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the registrant’s Form 10-K filed on February 23, 2023)

4.2	Form of Warrants (included as Annex A to the Fourth Amendment incorporated by reference to Exhibit 10.50 hereto)

10.1	Employee Incentive Option Plan (incorporated by reference to Exhibit 4.1 of the Form 20-F of Avita Medical Limited filed September 27, 2019)†

10.2	Employee Share Plan (incorporated by reference to Exhibit 4.2 of the Form 20-F of Avita Medical Limited filed September 27, 2019)†

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

10.47

First Amendment to Lease Agreement between the registrant and Hartco Ventura Inc. dated November 5, 2020 (incorporated by reference to Exhibit 10.47 to the registrant's Form 10-K filed on February 13, 2025)

10.48	Second Amendment to OrbiMed Credit Agreement dated May 28, 2024 (incorporated by reference to Exhibit 10.48 to the registrant's Form 10-K filed on February 13, 2025)

10.49	Third Amendment to Orbimed Credit Agreement dated November 7, 2024 (incorporated by reference to Exhibit 10.49 to the registrant's Form 10-K filed on February 13, 2025)

10.50

Fourth Amendment to the Credit Agreement between the Lender and the registrant, dated February 13, 2025 (incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed on February 13, 2025)

10.51

Contract Manufacturing Agreement between the registrant and Stedical Scientific, Inc. dated March 17, 2025 (incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed on March 17, 2025)

10.52

Amendment Two to the Exclusive Distribution Agreement between the registrant and Stedical Scientific, Inc. dated March 17, 2025 (incorporated by reference to Exhibit 10.2 of the registrant’s Form 8-K filed on March 17, 2025)

10.53	Waiver to the Credit Agreement between the Lender and the registrant, dated March 31, 2025 (incorporated by reference to Exhibit 10.4 of the registrant’s Form 10-Q filed on May 8, 2025)

10.54	Third Amendment to Lease Agreement between the registrant and Hartco Ventura Inc., dated April 1, 2025 (incorporated by reference to Exhibit 10.1 of the registrant’s Form 10-Q filed on August 7, 2025)

10.55	2020 Omnibus Incentive Plan Amended and Restated (incorporated by reference to Annexure A of the registrant’s DEF14A filed on April 22, 2025) †

Exhibit	Exhibit
Number	Description

10.56	Waiver to the Credit Agreement between the Lender and the registrant, dated June 30, 2025 (incorporated by reference to Exhibit 10.3 of the registrant’s Form 10-Q filed on August 7, 2025)

10.57	Offer Letter between the registrant and Dr. Michael Tarnoff, dated May 27, 2025 (incorporated by reference to Exhibit 10.1 of the registrant's Form 8-K filed on August 6, 2025) †

10.58

Waiver and Fifth Amendment to the Credit Agreement between the Lender and the registrant, dated August 7, 2025 (incorporated by reference to Exhibit 10.1 of the registrant's Form 8-K filed on August 7, 2025)

10.59

Second Amendment to Lease Agreement between the registrant and Hartco Ventura Inc. dated September 4, 2025 (incorporated by reference to Exhibit 10.3 of the registrant’s Form 10-Q filed on September 6, 2025)

10.60	Executive Employment Agreement between the registrant and Cary Vance, dated October 16, 2025 (incorporated by reference to Exhibit 10.4 of the registrant's Form 10-Q filed on September 6, 2025) †

10.61	Waiver to Credit Agreement between the Lender and the registrant, dated October 18, 2025 (incorporated by reference to Exhibit 10.5 of the registrant's Form 10-Q filed on September 6, 2025)

10.62

Waiver and Sixth Amendment to the Credit Agreement between the Lender and the registrant, dated November 5, 2025 (incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed on November 6, 2025)

10.63	Separation and Release Agreement between the registrant and James Corbett, dated October 16, 2025 † * **

10.64	Amendment One to Exclusive Development and Distribution Agreement**

19	AVITA Medical, Inc. Insider Trading Policy **

21.1	Subsidiaries of the Registrant **

23.1	Consent of Independent Registered Public Accounting Firm **

31.1	Certification of CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **

31.2	Certification of CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **

32.1	Certification of CEO and CFO pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 ***

97.1	Incentive-Based Compensation Recovery Policy † **

99.1	Australian Disclosure Matters for FY 2025 **

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

AVITA Medical, Inc.
(Registrant)

Date: February 12, 2026	/s/ Cary Vance
Cary Vance
Interim Chief Executive Officer (Principal Executive Officer)

Date: February 12, 2026	/s/ David O’Toole
David O’Toole
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Cary Vance	Interim Chief Executive Officer and Chairman of the Board of Directors	February 12, 2026
Cary Vance	(Principal Executive Officer)

/s/ David O’Toole	Chief Financial Officer	February 12, 2026
David O’Toole	(Principal Financial and Accounting Officer)

/s/ Jan Stern Reed	Lead Independent Director	February 12, 2026
Jan Stern Reed

/s/ Jeremy Curnock Cook	Director	February 12, 2026
Jeremy Curnock Cook

/s/ Professor Suzanne Crowe	Director	February 12, 2026
Suzanne Crowe

/s/ Robert McNamara	Director	February 12, 2026
Robert McNamara

/s/ Dr. Michael Tarnoff	Director	February 12, 2026
Michael Tarnoff

/s/ Joe Woody	Director	February 12, 2026
Joe Woody

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

AVITA Medical, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of AVITA Medical, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has current debt service obligations and has incurred historical negative cash flows and recurring losses. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Newport Beach, California
February 12, 2026

AVITA MEDICAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of
	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$10,243	$14,050
Marketable securities	7,942	21,835
Accounts receivable, net	9,086	11,786
Prepaids and other current assets	1,293	2,060
Inventory	6,926	7,269
Total current assets	35,490	57,000
Plant and equipment, net	8,630	10,018
Operating lease right-of-use assets	2,899	3,571
Corporate-owned life insurance (“COLI”) asset	3,116	3,006
Intangible assets, net	5,645	5,570
Other long-term assets	612	546
Total assets	$56,392	$79,711
LIABILITIES, NON-QUALIFIED DEFERRED COMPENSATION PLAN SHARE AWARDS AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$8,959	$6,294
Accrued wages and fringe benefits	7,813	10,451
Loan facility	42,984	-
Current non-qualified deferred compensation (“NQDC”) liability	276	2,094
Other current liabilities	2,645	1,319
Total current liabilities	62,677	20,158
Loan facility - long-term	-	42,245
Non-qualified deferred compensation liability	3,697	2,969
Contract liabilities	290	324
Operating lease liabilities, long-term	2,135	2,840
Contingent liability, long-term	3,000	3,000
Warrant liabilities	1,243	3,432
Total liabilities	73,042	74,968
Non-qualified deferred compensation plan share awards	-	244
Commitments and contingencies (Note 11)
Stockholders' equity (deficit):
Common stock, $0.0001 par value per share, 200,000,000 shares authorized, 30,571,662 and 26,354,042, shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	3	3
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2025 and December 31, 2024	-	-
Company common stock held by the non-qualified deferred compensation plan	(1,293)	(1,319)
Additional paid-in capital	394,408	367,568
Accumulated other comprehensive loss	(1,367)	(1,939)
Accumulated deficit	(408,401)	(359,814)
Total stockholders’ equity (deficit)	(16,650)	4,499
Total liabilities, non-qualified deferred compensation plan share awards and stockholders’ equity (deficit)	$56,392	$79,711

The accompanying notes form part of the consolidated financial statements

AVITA MEDICAL, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended
	December 31, 2025	December 31, 2024

Sales revenue	$70,879	$63,893
Lease revenue	731	358
Total revenues	71,610	64,251
Cost of sales	(12,794)	(9,094)
Gross profit	58,816	55,157
Operating expenses:
Sales and marketing	(53,138)	(58,195)
General and administrative	(27,373)	(33,195)
Research and development	(20,839)	(20,360)
Total operating expenses	(101,350)	(111,750)
Operating loss	(42,534)	(56,593)
Interest expense	(5,004)	(5,361)
Other (expense) income, net	(1,038)	163
Loss before income taxes	(48,576)	(61,791)
Income tax expense	(11)	(54)
Net loss	$(48,587)	$(61,845)
Net loss per common share:
Basic and diluted	$(1.74)	$(2.39)
Weighted-average common shares:
Basic and diluted	27,860,784	25,883,056

The accompanying notes form part of the consolidated financial statements

AVITA MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended
	December 31, 2025	December 31, 2024
Net loss	$(48,587)	$(61,845)
Change in fair value due to credit risk on loan facility	582	30
Net unrealized loss on marketable securities	(10)	(82)
Comprehensive loss	$(48,015)	$(61,897)

The accompanying notes form part of the consolidated financial statements

AVITA MEDICAL, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except shares)

	Common Stock
	Shares	Amount	Company common stock held by the NQDC Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2023	25,682,078	$3	$(1,130)	$350,039	$(1,887)	$(297,969)	$49,056
Net loss	-	-	-	-	-	(61,845)	(61,845)
Stock-based compensation	-	-	-	13,419	-	-	13,419
Vesting of restricted stock units	99,905	-	-	-	-	-	-
Exercise of stock options	352,208	-	-	2,135	-	-	2,135
ESPP purchase	171,224	-	-	1,373	-	-	1,373
Distribution/diversification of Company common stock held by the NQDC Plan	-	-	245	76	-	-	321
Vesting of Company common stock held by the NQDC Plan	48,627	-	(434)	434	-	-	-
Change in redemption value of share awards in NQDC Plan	-	-	-	92	-	-	92
Net unrealized loss on marketable securities	-	-	-	-	(82)	-	(82)
Change in fair value due to credit risk on long-term debt	-	-	-	-	30	-	30
Balance at December 31, 2024	26,354,042	$3	$(1,319)	$367,568	$(1,939)	$(359,814)	$4,499
Net loss	-	-	-	-	-	(48,587)	(48,587)
Issuance of common stock under private placement	3,440,377	-	-	14,792	-	-	14,792
Issuance costs associated with private placement	-	-	-	(1,058)	-	-	(1,058)
Issuance of common stock related to debt amendment	400,000	-	-	2,152	-	-	2,152
Stock-based compensation	-	-	-	9,495	-	-	9,495
Vesting of restricted stock units	85,707	-	-	-	-	-	-
Exercise of stock options	74,725	-	-	407	-	-	407
ESPP purchase	193,338	-	-	795	-	-	795
Distribution/diversification of Company common stock held by the NQDC Plan	-	-	205	(12)	-	-	193
Vesting of Company common stock held by the NQDC Plan	23,473	-	(179)	179	-	-	-
Change in redemption value of share awards in NQDC Plan	-	-	-	90	-	-	90
Net unrealized loss on marketable securities	-	-	-	-	(10)	-	(10)
Change in fair value due to credit risk on loan facility	-	-	-	-	582	-	582
Balance at December 31, 2025	30,571,662	$3	$(1,293)	$394,408	$(1,367)	$(408,401)	$(16,650)

The accompanying notes form part of the consolidated financial statements

AVITA MEDICAL, Inc.

Consolidated Statement of Cash Flows

(In thousands)

	Year Ended
	December 31, 2025	December 31, 2024
Cash flow from operating activities:
Net loss	$(48,587)	$(61,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of common stock issued related to loan amendment	2,152	-
Change in fair value of loan facility	1,322	2,463
Change in fair value of warrant liability	(2,189)	274
Depreciation and amortization	2,347	1,126
Stock-based compensation	9,519	13,496
Non-cash lease expense	890	843
Loss on fixed asset disposal	595	107
Loss on patent disposal	11	16
Remeasurement and foreign currency transaction loss	17	21
Excess and obsolete inventory related charges	810	487
Provision for credit losses	(10)	23
Amortization of premium of marketable securities	(308)	(1,674)
Non-cash changes in the fair value of NQDC plan	(1,203)	402
Changes in operating assets and liabilities:
Trade and other receivables	3,633	(4,145)
Prepaids and other current assets	766	(371)
Inventory	(468)	(2,160)
Operating lease liability	(905)	(906)
Corporate-owned life insurance ("COLI") asset	406	(271)
Other long-term assets	(65)	(191)
Accounts payable and accrued expenses	2,745	340
Accrued wages and fringe benefits	(2,638)	2,479
Current non-qualified deferred compensation liability	(1,802)	1,785
Other current liabilities	(81)	122
Non-qualified deferred compensation plan liability	1,881	(1,327)
Contract liabilities	(33)	(33)
Net cash used in operating activities	(31,195)	(48,939)
Cash flow from investing activities:
Purchase of marketable securities	(13,309)	(24,504)
Maturities of marketable securities	27,500	71,200
Purchase of plant and equipment	(1,005)	(9,171)
Capitalized software development costs	(635)	-
Patent filing fees	(99)	(162)
Net cash provided by investing activities	12,452	37,363
Cash flow from financing activities:
Proceeds from private placement of common stock	14,792	-
Issuance costs associated with private placement	(1,058)	-
Proceeds from exercise of stock options	407	2,135
Employee stock purchase plan ("ESPP") purchases	795	1,373
Net cash provided by financing activities	14,936	3,508
Net decrease in cash and cash equivalents	(3,807)	(8,068)
Cash and cash equivalents beginning of the period	14,050	22,118
Cash and cash equivalents end of the period	$10,243	$14,050

Supplemental Disclosure of Cash Flow Information:
Income taxes paid during the period	$15	$41
Interest paid during the period	$4,980	$5,359
Non-cash investing activities:
Intangible asset purchase not yet paid	$-	$5,000
Capital expenditures not yet paid	$17	$115
Right-of-use-asset obtained in exchange for lease liabilities	$235	$2,043

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

The single-use RECELL Autologous Cell Harvesting Device (“RECELL Ease-of-Use” or “RECELL EOU”) is approved by the FDA for the treatment of thermal burn wounds and full-thickness skin defects. The Company’s next-generation device, RECELL GO™ Autologous Cell Harvesting Device (“RECELL GO”), was approved by the FDA in May of 2024 to treat thermal burn wounds and full-thickness skin defects. RECELL GO introduces enhanced features that improve consistency and standardization across clinical settings. It consists of two components: a multi-use, AC-powered RECELL GO Processing Device (the “RPD”) and a RECELL GO Preparation Kit (the “RPK”). The RPK contains the single-use RECELL GO Cartridge, disaggregation head, RECELL Enzyme™, and other components. The RPD provides the control for the RPK, manages the pressure applied to disaggregate the donor skin cells, and precisely regulates the incubation times of the RECELL Enzyme and solutions to optimize cell yield and promote cell viability.

RECELL GO mini™Autologous Cell Harvesting Device (“RECELL GO mini”), which was approved by the FDA in December of 2024, is a line extension of RECELL GO, designed specifically to treat smaller wounds up to 480 cm2. It utilizes the same RPD but features a RECELL GO mini Preparation Kit (the “mini RPK”), which includes a single-use RECELL GO mini Cartridge optimized for smaller skin samples. These modifications are intended to align with the needs of clinicians treating smaller wounds, and to support broader adoption of the RECELL GO platform in trauma centers.

The Company holds the rights to manufacture, market, sell, and distribute PermeaDerm®, a biosynthetic wound matrix, in the United States under the terms of an exclusive multi-year distribution agreement (the “Distribution Agreement”) and a contract manufacturing agreement (the “Manufacturing Agreement”) with Stedical Scientific, Inc. (“Stedical”). The Company also holds the rights to market, sell, and distribute Cohealyx™, a unique collagen-based dermal matrix, under the terms of an exclusive multi-year development and distribution agreement (the “Regenity Agreement”) with Collagen Matrix, Inc. dba Regenity Biosciences (“Regenity”). Under the terms of the Regenity Agreement, Regenity manufactures and supplies Cohealyx and the Company holds the exclusive marketing, sales, and distribution rights to this product under its private label in the U.S., and potentially in countries in the European Union, as well as in Australia and Japan. See Note 12 to the Consolidated Financial Statements for additional information regarding the Company’s commitments with Stedical and Regenity.

Liquidity, Capital Resources and Going Concern

The Company’s Consolidated Financial Statements have been prepared on the basis of the Company continuing as a going concern for the next twelve months. The Company has incurred operating losses and negative cash flows from operations since its inception and has an accumulated deficit of $408.4 million as of December 31, 2025. For the years ended December 31, 2025 and 2024, the Company used $31.2 million and $48.9 million of cash, respectively, in its operating activities. As of December 31, 2025, the Company had cash, cash equivalents, and marketable securities of $18.2 million. Historically, the Company has funded its operations principally through the sales of its products, issuance of equity securities, and debt financing.

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

Subsequent to December 31, 2025, on January 13, 2026 (the “Perceptive Closing Date”), the Company entered into a Credit Agreement and Guaranty (the “Perceptive Credit Agreement”), and Security Agreement (the “Security Agreement”), by and among the Company, as borrower, Avita Medical Americas, LLC, a wholly-owned subsidiary of the Company, as guarantor (the “Guarantor,” taken together with the Company, the “Obligors”) and Perceptive Credit Holdings V, LP as a lender and the administrative agent (“Perceptive”). The Perceptive Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $60 million (the “Perceptive Loan Facility”), of which (i) $50 million was funded on the Perceptive Closing Date (the “Perceptive Initial Commitment Amount”) and (ii) $10 million will be made available, at our discretion by notice to Perceptive on or before March 31, 2027, subject to satisfaction of a certain net revenue requirement (the “Additional Commitment Amount”). On the Perceptive Closing Date, the Company closed on the Perceptive Initial Commitment Amount, less certain fees and expenses payable to or on behalf of Perceptive.

Simultaneously with the closing of the Perceptive Initial Commitment Amount, the Company repaid in full and terminated all of its obligations and commitments (the “Refinancing Transaction”) under the Previous Credit Agreement as defined in Note 6 to the Consolidated Financial Statements. As a result, the Company and the guarantors under the Previous Credit Agreement have no further obligations under the Previous Credit Agreement or the related guarantees other than with respect to the warrants previously issued under the Previous Credit Agreement, which remain outstanding. The Company received total net proceeds after the Refinancing Transaction of $6.0 million.

Pursuant with the terms of the Previous Credit Agreement, as of December 31, 2025, the Company was required to maintain compliance with a minimum of $10 million cash balance covenant within the next twelve months following the date of issuance of these Consolidated Financial Statements. Should such situation had arisen, the Lender (as defined in Note 6 to the Consolidated Financial Statements) could have exercised its right to accelerate repayment of the previously outstanding debt. As discussed above, the Company is no longer subject to those covenants due to the Refinancing Transaction.

As a result of the Refinancing Transaction and pursuant to the terms of the Perceptive Credit Agreement, the minimum cash balance covenant the Company is required to maintain compliance with has been lowered to $5 million. In addition, there is no right to accelerate repayment of the outstanding debt due to the Company’s Quarterly Reports on Form 10-Q containing any qualification or statement which is of a “going concern” or similar nature during the year ending December 31, 2026.

Based on the Company’s liquidity position and the Company’s current forecast of operating results and cash flows, management determined there is substantial doubt about the Company’s ability to continue as a going concern over the next twelve months following the date of issuance of these Consolidated Financial Statements due to the Company’s debt repayment obligations, historical negative cash flows, and recurring losses. As a result, the Company may require additional liquidity to continue its operations over the next twelve months.

As a result of this conclusion, and due to the Company’s current debt servicing obligations, the long-term portion of the credit facility has been classified as a current liability in the accompanying Consolidated Financial Statements as of December 31, 2025.

The Company continues to evaluate strategies to obtain additional funding for future operations. These strategies include, but are not limited to, requesting the Additional Commitment Amount from Perceptive, or obtaining additional equity financing. However, there can be no assurance that such funding will be available to the Company when needed, either on favorable terms or at all. The Company’s Consolidated Financial Statements do not include any adjustments to the carrying amount of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments affected by this ASU require (i) enhanced disclosures in connection with an entity's effective tax rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. These amendments are effective for annual periods beginning after December 15, 2024. The Company adopted this ASU for the year ended December 31, 2025 prospectively applied to its Consolidated Financial Statements and disclosures. For further details refer to Note 15 to the Consolidated Financial Statements.

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

The Company’s non-operating subsidiaries that use the U.S. Dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period and nonmonetary assets and liabilities at historical rates. Gains and losses resulting from these remeasurements are included in earnings in the Consolidated Statement of Operations. Gains and losses for remeasurement were minimal for the years-ended December 31, 2025 and 2024.

The Company records certain revenues and operating expenses in foreign currencies. These revenues and expenses are translated into U.S. Dollars based on the average exchange rate for the reporting period. Assets and liabilities denominated in foreign currencies are translated into U.S. Dollars at the exchange rate in effect as of the balance sheet date. For the years-ended December 31, 2025 and 2024, the Company incurred losses of approximately $17,000 and $21,000, respectively, included in Other income, net in the Consolidated Statement of Operations.

Comprehensive Loss

The components of comprehensive loss consist of net loss, unrealized gains and losses in investments available for sale and changes in fair value due to instrument-specific credit risk on the debt.

Revenue Recognition

The Company generates revenues primarily from:

•
The sale of RECELL EOU, RPK and mini RPK (collectively, the “RPKs”), PermeaDerm, and Cohealyx products to hospitals, other treatment centers, and distributors.
•
Lease revenue for the RPD.

The Company’s sale of the RECELL EOU, PermeaDerm, and Cohealyx products are accounted for under ASC 606, Revenue from contracts with customers (“ASC 606”). Revenue for the RECELL System is disaggregated between two accounting standards: (1) ASC 606 for the RPKs and (2) ASC 842, Leases (“ASC 842”) for the RPD.

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

In determining whether the lease components are related to a sales-type lease or an operating lease, the Company evaluates if the lease transfers ownership at the end of the lease term, the existence of purchase options, the lease term in relation to the economic life of the asset, if the lease payments exceed the fair value of the asset, and if the asset is of a specialized nature. The Company also evaluates if the lease results in a loss at the lease commencement date. As the lease term for the RPD is for a major part of the economic life of the asset, the lease meets the classification criteria for sales-type lease. However, to determine if the contract results in a loss at the lease commencement date the Company evaluated the consideration in the contract. The consideration at lease commencement does not contain fixed payments, purchase options, penalty payments or residual value guarantees. The variable consideration is related to the sale of the RPKs. As the variable lease payments are not dependent on an index or rate, the variable lease payments are excluded from consideration at contract inception resulting in a loss at lease commencement. As such, the Company classifies the lease as an operating lease.

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

Assets in the Company’s lease program are reported in Plant and equipment, net on the Consolidated Balance Sheets and are depreciated over the useful life of the RPD device’s 200 uses, as indicated in the Instructions for Use that were approved by the FDA, and expensed as Costs of goods sold in the Consolidated Statements of Operations. The RPD depreciation has a direct relationship to the number of RPKs sold. Based on customer usage, each purchase of an RPK results in a 1/200 depreciation to the RPD.

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

Cash and Cash Equivalents

Cash and cash equivalents consists of cash held at deposit institutions, money market funds and short-term highly liquid investments with original maturities of three months or less from the date of purchase. As of December 31, 2025 and 2024, the Company holds cash at deposit institutions in the amount of $1.8 million and $2.3 million, respectively. The Company holds no cash denominated in foreign currencies in foreign institutions as of December 31, 2025 and 2024. As of December 31, 2025 and 2024, the Company held cash equivalents in the amount of $8.4 million and $11.7 million, respectively.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, trade receivables, BARDA receivables and other receivables. As of December 31, 2025 and 2024, substantially all of the Company’s cash was deposited in accounts at financial institutions, and those deposited amounts may exceed federally insured limits and are subject to the risk of bank failure.

As of December 31, 2025, no customer accounted for more than 10% of accounts receivable. As of December 31, 2024, two commercial customers accounted for more than 10% of accounts receivable. Customer A accounted for 21% and Customer B for 11% of accounts receivable. For the years-ended December 31, 2025 and 2024, no single commercial customer accounted for more than 10% of total revenues.

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. For further details refer to Note 4 to the Consolidated Financial Statements.

At December 31, 2025 and 2024, the Company’s financial instruments included cash, accounts payable, accrued expenses, long-term debt and warrant liabilities. The carrying amounts of accounts payable and accrued expenses approximate fair value due to the short-term maturities of these instruments.

Loan Facility

The Company elected the fair value option (“FVO”) of accounting under ASC 825-10, Financial Instruments (“ASC 825”), to record the loan facility at fair value at issuance and subsequently remeasures to fair value each reporting period. The Company elected the FVO option of accounting of ASC 825 for the debt from the issuance date in order to not have to bifurcate any embedded derivatives in accordance with ASC 815, Derivatives and Hedging – Contracts in Entity's Own Equity (“ASC 815”). The loan facility accounted for under the FVO represents a financial instrument containing embedded features which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815. The Company has elected to present interest expense separately from changes in fair value and therefore will present interest expense associated with the debt as Interest expense in the Consolidated Statement of Operations. Any changes in fair value caused by instrument-specific credit risk are presented separately in Accumulated other comprehensive loss in the Consolidated Balance Sheets. Changes in fair value attributable to changes in credit risk are determined using observable option adjusted spreads for the issuer or comparable companies with similar credit ratings. All costs associated with the issuance of the Previous Credit Agreement accounted for using the FVO were expensed upon issuance. The fair value of the loan facility is determined using a Monte Carlo Simulation and classified as Level 3 in the fair value hierarchy. For further details refer to Note 4 to the Consolidated Financial Statements.

Presentation and Valuation of the Warrants

Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within Warrant liabilities on the Consolidated Balance Sheets. The initial fair value of the warrant liability is measured at fair value at the date of issuance and is remeasured at each reporting date until settlement. Changes in the fair value of the warrant liability are recognized in Other income, net in the Consolidated Statement of Operations.

The Company established the fair value of the $10.218 Warrants (as defined in Note 4 to the Consolidated Financial Statements) utilizing the Black-Scholes pricing model. Assumptions used in the valuation are the price of the company stock, expected share-price volatility, expected term, risk-free interest rate and dividend yield. The Company estimates the volatility based on historical volatility that matches the expected remaining life of the warrants. The expected term of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The $10.218 Warrants were classified as a Level 3 fair value measurement, due to the use of unobservable inputs. For further details refer to Note 4 to the Consolidated Financial Statements.

Marketable Securities

The Company classifies all highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities. The Company classifies marketable securities as short-term when they have remaining contractual maturities of one year or less from the balance sheet date, and as long-term when the investments have remaining contractual maturities of more than one year from the balance sheet date. Classification is determined at the time of purchase and re-evaluated each balance sheet date. Short-term marketable securities represent investment of cash available for current operations. The Company accounts for its marketable securities as available-for-sale securities.

All marketable securities, which consist of corporate debt securities, asset-backed securities, U.S treasury and commercial paper are denominated in the U.S. dollars, have been classified as “available-for-sale”, and are carried at fair value. Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive income (loss) and reported as a separate component of stockholders’ equity until realized. Realized gains and losses on marketable securities are included in Other income, net, in the accompanying Consolidated Statements of Operations. The cost of any marketable securities sold is based on the specific identification method. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest on marketable securities is included in Other income, net in the Consolidated Statements of Operations. In accordance with the Company’s investment policy, management invests to diversify credit risk and only invests in securities with high credit quality, including U.S. government securities, and the maximum final maturity from the date of purchase is thirty-seven months.

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

To evaluate for impairment, management reviews credit rating changes, securities trends, interest rate movements and unrealized loss at the security level of the Company’s available-for-sale debt securities. If any of these give rise to a potential credit concern, the Company performs a discounted cash flow analysis to determine the credit portion of the impairment. The discounted cash flow analysis will be performed either internally or through the assistance of a qualified third party. Once the credit component of the impairment is determined, the Company will record the impaired amount as an allowance to the available-for-sale debt securities balance and as a charge to Other income, net in the accompanying Consolidated Statements of Operations, not to exceed the amount of the unrealized loss. The Company assesses expected credit losses at the end of each reporting period and adjusts the allowance through Other income, net.

Accounts Receivable

Accounts receivable are recorded net of customer allowances for expected credit losses. The Company estimates an allowance for expected credit losses (i.e., the inability of our customers to make required payments). These estimates are based on a combination of past experience and current trends. In estimating the allowance for expected credit losses, consideration is given to the current aging of receivables, a specific review for potential bad debts and an evaluation of historic write-offs. The resulting bad debt expense is included in Sales and marketing expenses in the Consolidated Statement of Operations. Receivables are written-off when deemed uncollectible. As of December 31, 2025 and 2024, the allowance for expected credit losses was $61,000 and $71,000, respectively.

A rollforward of the activity in the Company’s allowance for expected credit losses is as follows (in thousands):

	Year-ended
	December 31, 2025	December 31, 2024
Balance at beginning of year	$71	$48
Additions: change to cost and expense	(10)	23
Deductions: write-offs, net of recovery	-	-
Balance at end of year	$61	$71

Inventory

Inventory is valued at the lower of cost or estimated net realizable value and is reflected in Cost of sales. Costs incurred in bringing each product to its present location and condition are accounted for at standard cost, which approximates actual cost, on a first-in, first-out basis (“FIFO”). The Company capitalizes inventory costs associated with the Company’s products when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. Inventory is evaluated for impairment periodically to identify inventory obsolescence when an inventory item’s cost basis is in excess of its net realizable value. These adjustments are based upon multiple factors, including inventory levels, projected demand, and product shelf life.

Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and costs to complete the sale.

Lessee Right-of-Use Assets and Lease Liabilities

The Company has operating leases for corporate office space, manufacturing and warehouse facilities. The Company’s operating leases have remaining lease terms of one year to five years, some of which include options to renew the lease. At contract inception, the Company determines whether the contract is a lease or contains a lease. A contract contains a lease if the Company is both able to identify an asset and can conclude it has the right to control the identified asset for a period of time. Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets.

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

Plant and Equipment

The Company’s plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed based on the straight-line method over the estimated useful lives of the various asset classes, generally three to seven years. Depreciation for the leased RECELL GO RPD devices, which have a useful life of 200 uses, is computed based on customer usage as determined by the sales of RPK units. Leasehold improvements are amortized over the shorter of the life of the related asset or the remaining term of the lease. Costs associated with customized internal-use software systems that have reached the application development stage and technological feasibility are capitalized and include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the application development. Maintenance and repairs are expensed as incurred.

Intangible Assets

The Company maintains definite-lived intangible assets related to patents and a license initially measured at cost and amortized over estimated useful lives of approximately 2—19 years. The Company had capitalized patent and trademark costs of $0.8 million as of December 31, 2025 and 2024, related to regulatory approval of the RECELL System, and are being amortized over their estimated useful lives. The Company also had a capitalized license of $5.0 million as of December 31, 2025 and 2024, related to the Regenity Agreement and the 510(k) approval for Cohealyx. For further details see Note 12 to the Consolidated Financial Statements.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated, undiscounted future cash flows is less than the carrying amount of the asset, then an impairment is recognized for the amount by which the carrying value of the asset exceeds its estimated fair value. Fair value is determined using the market, income, or cost approaches as appropriate for the asset. Any write-downs are treated as permanent reductions in the carrying amount of the asset and recognized as an operating loss. The Company did not have any impairments in long-lived assets for the year-ended December 31, 2025 and 2024.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of compensation and employee benefits of sales and marketing personnel and related field sales organization, marketing events, advertising costs, travel, trade shows and other marketing materials. The Company expenses all selling and marketing costs as incurred. Advertising expenses were $492,000 and $539,000 for the years-ended December 31, 2025 and 2024, respectively.

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
•
Expected dividends - based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future
•
Expected term – the expected term of the Company’s stock options for tenure-only vesting has been determined utilizing the “simplified” method as described in the SEC’s Staff Accounting Bulletin No. 107 relating to share-based compensation. The simplified method was chosen because the Company has limited historical option exercise experience due to its short operating history of awards granted, with the first plan being established in 2016 which was primarily used for executive awards. Further, the Company does not have sufficient history of exercises in the U.S. market given the Company’s redomiciliation from Australia to the United States in 2020. The expected term of options with a performance condition or market condition was set to the contractual term of 10 years. The contractual term was used for options with a performance or market condition as these are primarily awarded to executives and the Company assumes that they will hold them longer than rank and file employees.
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

Under plan type D, the accounting for the assets held by the rabbi trust is subject to the accounting pronouncements under applicable GAAP for each asset type. The deferred compensation obligation is measured independently at fair value of the underlying assets. During the years-ended December 31, 2025 and 2024, the diversified stock was invested in funds under the COLI policy.

Non-Qualified Deferred Compensation Stock Awards

In accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”), the deferred RSU awards under the NQDC plan are classified as an equity instrument and changes in fair value of the amount owed to the participant are not recognized. As the plan permits diversification, presentation outside of permanent equity in accordance with ASR 268, Redeemable Preferred Stock is appropriate. The redemption amounts are based on the vested percentage and are recorded outside of equity as Non-qualified deferred compensation share awards on the Consolidated Balance Sheets. Deferred awards will be presented outside of permanent equity until the awards are vested. For further details refer to Note 17 to the Consolidated Financial Statements.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company’s CODM is its Chief Executive Officer, who reviews consolidated financial results when making resource allocation decisions or evaluating Company performance. To date, the Company has viewed its operations and manages its business as one segment. As of December 31, 2025, the Company has no material long-lived assets outside of the U.S. and approximately 4% of its total revenues for the year-ended December 31, 2025 are from foreign countries. For further details refer to Note 11 to the Consolidated Financial Statements.

3. Marketable Securities

The following table summarizes the amortized cost and estimated fair values of securities available-for-sale:

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
(in thousands)
Cash equivalents:
Money market funds	$8,448	$-	$-	$8,448
Total cash equivalents	$8,448	$-	$-	$8,448
Current marketable securities:
U.S. Treasury securities	$7,938	$4	$-	$7,942
Total current marketable securities	$7,938	$4	$-	$7,942

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
(in thousands)
Cash equivalents:
Money market funds	$11,720	$-	$-	$11,720
Total cash equivalents	$11,720	$-	$-	$11,720
Current marketable securities:
U.S. Treasury securities	$21,821	$14	$-	$21,835
Total current marketable securities	$21,821	$14	$-	$21,835

The maturities of the Company’s available for sale securities are summarized in the following table using contractual maturities. Actual maturities may differ from contractual maturities due to obligations that are called or prepaid.

	As of December 31, 2025		As of December 31, 2024
(in thousands)	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Due in one year or less	$7,938	$7,942	$21,821	$21,835

Gross unrealized gains and losses on the Company’s marketable securities were an unrealized gain of $4,000 as of December 31, 2025. Gross unrealized gains and losses on the Company’s marketable securities were an unrealized gain of $14,000 as of December 31, 2024.

During the years-ended December 31, 2025 and 2024, the Company did not recognize credit losses. The Company has accrued interest income of $21,000 and $121,000 as of December 31, 2025 and, 2024, respectively, recorded in Prepaids and other current assets on the Consolidated Balance Sheets. Money market funds were included in Cash and cash equivalents on the Consolidated Balance Sheets.

4. Fair Value Measurements

ASC 820, Fair Value Measurement, the authoritative guidance on fair value measurements, establishes a framework with respect to measuring assets and liabilities at fair value on a recurring basis and non-recurring basis. Under the framework, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as of the measurement date. The framework also establishes a three-tier hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability and are developed based on the best information available in the circumstances. The hierarchy consists of the following three levels:

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	As of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$8,448	$-	$-	$8,448
Total cash equivalents	$8,448	$-	$-	$8,448
Current marketable securities:
U.S. Treasury securities	$-	$7,942	$-	$7,942
Total current marketable securities	$-	$7,942	$-	$7,942
Total marketable securities and cash equivalents	$8,448	$7,942	$-	$16,390
Financial liabilities:
Loan facility	$-	$-	$42,984	$42,984
Warrant liabilities	501	-	742	1,243
Non-qualified deferred compensation plan liability	-	3,973	-	$3,973
Total financial liabilities	$501	$3,973	$43,726	$48,200
Financial assets:
Corporate-owned life insurance policies	$-	$3,116	$-	$3,116
Total financial assets	$-	$3,116	$-	$3,116

	As of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$11,720	$-	$-	$11,720
Total cash equivalents	$11,720	$-	$-	$11,720
Current marketable securities:
U.S. Treasury securities	$-	$21,835	$-	$21,835
Total current marketable securities	$-	$21,835	$-	$21,835
Total marketable securities and cash equivalents	$11,720	$21,835	$-	$33,555
Financial liabilities:
Loan facility	$-	$-	$42,245	$42,245
Warrant liability	-	-	3,432	3,432
Non-qualified deferred compensation plan liability	-	5,063	-	5,063
Total financial liabilities	$-	$5,063	$45,677	$50,740
Financial assets:
Corporate-owned life insurance policies	$-	$3,006	$-	$3,006
Total financial assets	$-	$3,006	$-	$3,006

The following table presents the summary of changes in the fair value of the Company’s Level 3 financial instruments:

	As of December 31, 2025		As of December 31, 2024
(in thousands)	Loan facility	Warrant liability	Loan facility	Warrant liability
Balance beginning of period	$42,245	$3,432	$39,812	$3,158
Change in fair value in earnings	1,322	(2,690)	2,463	274
Change in fair value in other comprehensive loss	(583)	-	(30)	-
Balance end of period, at fair value	$42,984	$742	$42,245	$3,432

The Company’s Level 1 assets include money market instruments and are valued based upon observable market prices. The Company’s Level 1 liabilities include the Penny Warrants (as defined below) and are valued based upon observable market prices. Level 2 assets consist of U.S Treasury securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. Cash equivalents consist of money market funds and are classified as a Level 1. The corporate-owned life insurance contracts are recorded at cash surrender value, which approximates the fair value and is categorized as Level 2. Non-qualified deferred compensation plan liability is measured at fair value based on quoted prices of identical instruments to the investment vehicles selected by the participants and it is recorded as Level 2. There were no transfers between fair value measurement levels during the years-ended December 31, 2025 and 2024.

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

As the loan facility is subject to net revenue requirements, the valuation of the loan facility was determined using MCS. The underlying metric to be simulated is the projected Trailing Twelve Month (“TTM”) revenues at each quarter end through the maturity date of October 18, 2028. Based on the simulated metric, the different levels of simulated TTM revenues may trigger different discounted cash flow scenarios in which the TTM revenues are lower than the targeted revenues per the Previous Credit Agreement (as defined in Note 6 to the Consolidated Financial Statements) or the TTM revenues are equal to or higher than the targeted revenues per the Previous Credit Agreement, as discussed in Note 6 to the Consolidated Financial Statements. MCS performs 100,000 iterations of various simulated revenues to determine the fair value of the loan facility.

The below assumptions were used in the MCS:

	December 31, 2025	December 31, 2024
Risk-free interest rate	3.49%	4.25%
Revenue volatility	63.00%	63.00%
Revenue discount rate	13.84%	14.11%

Warrant Liabilities

On February 13, 2025, the Company issued 145,180 warrants with an exercise price of $0.01 per share (the “Penny Warrants”). The Penny Warrants were issued in connection with the Previous Credit Agreement. The fair value of the Penny Warrants liability was determined based on quoted prices in active markets, which represents a Level 1 measurement within the fair value hierarchy. The fair value of the Penny Warrants liability, which is reported within Warrant liabilities on the Consolidated Balance Sheets, is estimated by the Company based on the closing price of the Company’s Common stock as quoted on the Nasdaq Capital Market (“Nasdaq”) under the ticker code, “RCEL.”

On the Closing Date of the Previous Credit Agreement, the Company issued 409,661 warrants with an exercise price of $10.9847 per share. As a result of the Placement and the issuance of Common stock, the exercise price of these warrants was adjusted to $10.218 (the “$10.218 Warrants”). The fair value of the $10.218 Warrants liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the $10.218 Warrants liability, which is reported within Warrant liabilities on the Consolidated Balance Sheets, is estimated by the Company based on the Black-Scholes option pricing model with the following key inputs:

	December 31, 2025	December 31, 2024
Price of common stock	$3.45	$12.80
Expected term	7.80 years	8.80 years
Expected volatility	68.94%	48.89%
Exercise price	$10.2180	$10.9847
Risk-free interest rate	3.97%	4.49%
Expected dividends	0.00%	0.00%

5. Revenues

The Company generates revenues primarily from:

•
The sale of EOU, RECELL GO RPK, RECELL GO mini RPK, PermeaDerm, and Cohealyx products to hospitals, other treatment centers, and distributors.
•
Lease revenue for the RECELL GO RPD.

EOU, PermeaDerm and Cohealyx Sales

The Company’s sale of the EOU, PermeaDerm, and Cohealyx products are accounted for under ASC 606, as discussed in Note 2 to the Consolidated Financial Statements. See Note 12 to the Consolidated Financial Statements for additional information regarding the Company’s commitments with Stedical and Regenity.

RECELL GO and RECELL GO mini Sales

Revenue for the RECELL GO device is disaggregated between two accounting standards: (1) ASC 606 for the RPKs and (2) ASC 842 for the RPD.

The RECELL GO and RECELL GO mini devices consist of single-use RPKs and a durable AC powered device, the RPD. The Company enters into contracts with customers where it receives consideration for single-use RPKs and does not receive additional consideration for the RPD. The consideration in the contract is allocated based on the SSP. Upon sale of the RPKs, the consideration is allocated to the lease and non-lease components. Consideration received for the RPKs is recorded in Sales revenue in the Consolidated Statement of Operations and consideration for the lease is recorded in Lease revenue in the Consolidated Statement of Operations. During the year-ended December 31, 2025, the Company recorded approximately $35.8 million in Sales revenue related to the RPKs and $731,000 in Lease revenue related to the RPD in the Consolidated Statement of Operations. During the year-ended December 31, 2024, the Company recorded approximately $17.5 million in Sales revenue related to the RPKs and $358,000 in Lease revenue related to the RPD in the Consolidated Statement of Operations.

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

Contract Assets and Contract Liabilities

Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance for which the Company does not have the right to payment. As of December 31, 2025 and December 31, 2024, the Company does not have any contract assets.

Contract liabilities are recorded when the Company receives payment prior to satisfying its obligation to transfer goods to a customer. The Company had a total of $323,000 and $357,000 in contract liabilities as of December 31, 2025 and December 31, 2024, respectively. These amounts split between Other current liabilities and Contract liabilities in the Consolidated Balance Sheets. The Company had $33,000 in Other current liabilities as of December 31, 2025 and December 31, 2024. The Company had $290,000 and $324,000 in Contract liabilities as of December 31, 2025 and December 31, 2024, respectively. For the years-ended December 31, 2025 and 2024, the Company recognized $33,000 of revenue for amounts included in the beginning balance of contract liabilities. As of December 31, 2023, the Company had an unsatisfied performance obligation of $390,000.

Remaining Performance Obligations

The Company’s remaining performance obligations are calculated as the dollar value of the remaining unsatisfied performance obligations on executed contracts. The estimated revenue expected to be recognized in the future once the performance obligations are satisfied under the Company’s existing customer agreements was $323,000 and $357,000 as of December 31, 2025 and December 31, 2024, respectively. These amounts are classified between current and long-term in Other current liabilities and Contract liabilities in the Consolidated Balance Sheets. The Company expects to recognize approximately $33,000 as revenue in the next twelve months.

Cost to Obtain and Fulfill a Contract

Contract fulfillment costs include commissions and shipping expenses. The Company has opted to immediately expense the incremental cost of obtaining a contract when the underlying related asset would have been amortized over one year or less. The Company generally does not incur costs to obtain new contracts.

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers into geographical regions, by customer type and by product. As noted in the segment footnote (Note 11 to the Consolidated Financial Statements), the Company’s business consists of one reporting segment. A reconciliation of revenue by geographical region, customer type and product is provided in Note 11 to the Consolidated Financial Statements.

6. Loan Facility

On October 18, 2023 (the “Closing Date”) the Company entered into a credit agreement, by and between the Company, as borrower, and an affiliate of OrbiMed Advisors, LLC (the “Lender”) as the lender and administrative agent (the “Previous Credit Agreement”). The Previous Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $90.0 million, of which (i) $40.0 million was made available on the Closing Date (the “Initial Commitment Amount”), (ii) $25.0 million would be made available, at the Company’s discretion, on or prior to December 31, 2024, subject to certain net revenue requirements, and (iii) $25.0 million would be made available, at the Company’s discretion, on or prior to June 30, 2025, subject to certain net revenue covenants (the “Loan Facility”). The maturity date of the Previous Credit Agreement is October 18, 2028 (“Maturity Date”). On the Closing date, the Company closed on the Initial Commitment Amount, less certain fees and expenses payable to or on behalf of the Lender. The Company received net proceeds of $38.8 million upon closing after deducting the Lender's transaction costs in connection with the Loan Facility.

All obligations under the Previous Credit Agreement are guaranteed by the Company and secured by substantially all of the Company’s assets. The loan will be due in full on the Maturity Date unless the Company elects to repay the principal amount at any time prior to the Maturity Date. Upon prepayment, the Company will owe an exit fee of 3% on the principal amount of the loans as well as the applicable repayment premium. The repayment premium varies between 0.0% - 3.0% of the principal amount of the loan, depending on certain conditions that are defined in the Previous Credit Agreement. The repayment premium may also incorporate the make-whole amount. The make-whole amount represents the remaining scheduled interest payments on the Loan Facility during the period commencing on the prepayment date through the 24-month anniversary of the Closing Date. The Previous Credit Agreement further states that the Company will be required to repay portions of the principal amount of the Loan Facility if the Company does not achieve certain net revenue covenants. If, for any quarter until the Maturity Date, the Company’s net revenue does not equal or exceed the applicable trailing 12-month amount as set forth in the Previous Credit Agreement, then the Company shall repay, in equal quarterly installments of 5.0% of the outstanding principal amount of the Loan Facility on the date the net revenue amount was not satisfied, together with the exit fee and repayment premium, if applicable. The Company shall repay amounts outstanding in full immediately upon an acceleration as a result of an event of default as set forth in the Previous Credit Agreement, together with a repayment premium and other fees. As of December 31, 2025, the Company has not made any repayments on the outstanding debt balance.

During the term of the Previous Credit Agreement, interest payable in cash by the Company shall accrue on any outstanding debt at a rate per annum equal to the greater of (x) the SOFR rate for such period and (y) 4.00% plus, in either case, 8.00%. As of December 31, 2025, the interest rate was 12.00%. During an event of default, any outstanding amount will bear interest at a rate of 4.00% in excess of the otherwise applicable rate of interest. The Company paid certain fees with respect to the Previous Credit Agreement, including an upfront fee, an unused fee on the undrawn portion of the Loan Facility, and certain fees related to amendments to the Previous Credit Agreement; continues to pay an administration fee; and may have to pay a repayment premium and an exit fee, as well as certain other fees and expenses of the Lender.

The Previous Credit Agreement contains a number of customary representations, warranties, and covenants that, among other things, will limit or restrict the ability of the Company to (subject to certain qualifications and exceptions): create liens and encumbrances; incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends or make other payments in respect of their capital stock; amend certain material documents; redeem or repurchase certain debt; engage in certain transactions with affiliates; and enter into certain restrictive agreements. In addition, the Company is required to maintain at least $10.0 million of unrestricted cash and cash equivalents.

The Previous Credit Agreement contains certain customary events of default, including: nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; material defaults on other indebtedness; bankruptcy and insolvency events; material monetary judgments; loss of certain key permits, persons and contracts; material adverse effects; certain regulatory matters; and any change of control. One such event of default is if the Company’s Quarterly Reports on Form 10-Q or Annual Report on Form 10-K are subject to any qualification or statement which is of a “going concern” or similar nature.

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

On November 7, 2024, the Lender and the Company mutually agreed to a third amendment (the “Third Amendment”) to the Previous Credit Agreement. Under the terms of the Third Amendment and subject to the payment by the Company of a consent fee to the Lender, the Company and the Lender mutually agreed to (1) terminate the two additional tranches of available debt in the aggregate amount of $50.0 million and (2) remove the trailing 12-month revenue covenant for the fourth quarter of 2024, which was set at $67.5 million.

On February 13, 2025, the Lender and the Company mutually agreed to a fourth amendment (the “Fourth Amendment”) to the Previous Credit Agreement, which amended the trailing 12-month revenue covenant to $73.0 million for the quarter ending March 31, 2025, to $78.0 million for the quarter ending June 30, 2025, to $84.0 million for the quarter ending September 30, 2025, to $92.0 million for the quarter ending December 31, 2025 and to $103.0 million for the quarter ending March 31, 2026. The $115.0 million revenue covenant for all subsequent quarters through the Maturity Date remained in effect. As a condition to the execution of the Fourth Amendment, the Company issued to the Lender the Penny Warrants, with a term of 10 years from the issuance date. The Penny Warrants contain customary share adjustment provisions, as well as weighted average price protection in certain circumstances.

On March 31, 2025, the Company received a waiver related to the trailing 12-month revenue covenant for the first quarter of 2025 and paid the Lender a fee. On June 30, 2025, the Company received a waiver related to the trailing 12-month revenue covenant for the second quarter of 2025 for no fee.

On August 7, 2025, the Company entered into a fifth amendment to the Previous Credit Agreement (the “Fifth Amendment”), which amended the trailing 12-month revenue covenant to $73.0 million for the quarter ending September 30, 2025, to $77.0 million for the quarter ending December 31, 2025, to $90.0 million for the quarter ending March 31, 2026, and to $103.0 million for the quarter ending June 30, 2026, and waived a requirement that the Company’s Quarterly Report on Form 10-Q not contain any qualification or statement which is of a “going concern” or similar nature in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2025. The $115.0 million revenue covenant for all subsequent quarters through the date of debt maturity remained in effect. As a condition to the execution of the Fifth Amendment, the Company issued 400,000 shares of its Common stock to the Lender and recorded the fair value on issuance of $2.2 million in Other expense, net in the Consolidated Statement of Operations.

On September 30, 2025, the Company received a waiver related to the trailing 12-month net revenue covenant for the third quarter of 2025.

On November 5, 2025, the Company entered into a sixth amendment to the Previous Credit Agreement (the “Sixth Amendment”), which amended the trailing 12-month revenue covenant to $70.0 million for the quarter ending December 31, 2025. The revenue covenants for all subsequent quarters through the Maturity Date remain in effect. The Sixth Amendment also waived a requirement that the Company’s Quarterly Report on Form 10-Q not contain any qualification or statement which is of a “going concern” or similar nature for the quarter ending September 30, 2025. In consideration for the amended covenant and waiver in the Sixth Amendment, the Company agreed to add $500,000 to the principal balance of the Loan Facility, with interest paid on this amount as of November 1, 2025 and during the term of the Loan Facility and payable along with the original $40.0 million principal balance, either on the Maturity Date or when and if earlier repaid.

Subsequent to December 31, 2025, the Company completed the Refinancing Transaction, see Note 18 for additional information.

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

The difference between the fair value of the loan facility and the unpaid principal balance of $40.0 million is an additional liability of $3.0 million and $2.2 million as of December 31, 2025 and December 31, 2024, respectively. For changes in fair value, refer to Note 4 to the Consolidated Financial Statements.

7. Leases

During September 2025, the Company modified the lease agreement for the expanded Ventura Warehouse to extend the lease term. The modification resulted in an increase of approximately $235,000 in the operating lease ROU assets and operating lease liabilities.

The following table sets forth the Company’s operating lease expenses which are included in operating expenses in the Consolidated Statements of Operations (in thousands):

	Year Ended
	December 31, 2025	December 31, 2024
Operating lease cost	$1,210	$821
Variable lease cost	177	174
Total lease cost	$1,387	$995

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Year Ended
	December 31, 2025	December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,218	$1,185

Supplemental balance sheet information, as of December 31, 2025 and 2024, related to operating leases was as follows (in thousands, except for operating lease weighted average remaining lease term and operating lease weighted average discount rate):

	As of
	December 31, 2025	December 31, 2024
Reported as:
Operating lease right-of-use assets	$2,899	$3,571
Total right-of-use assets	$2,899	$3,571
Other current liabilities:
Operating lease liabilities, short-term	$929	$900
Operating lease liabilities, long term	2,135	2,840
Total operating lease liabilities	$3,064	$3,740
Operating lease weighted average remaining lease term (years)	3.77	4.34
Operating lease weighted average discount rate	9.82%	9.74%

As of December 31, 2025, maturities of the Company’s operating lease liabilities are as follows (in thousands):

Operating Leases
2026	$1,180
2027	829
2028	716
2029	543
2030	416
Thereafter	-
Total lease payments	3,684
Less imputed interest	(620)
Total operating lease liabilities	$3,064

As of December 31, 2025, there were no leases entered into that had not yet commenced.

Lessor Arrangements

As discussed in Note 5 to the Consolidated Financial Statements, the contracts for the RECELL GO device include an operating lease for the customer’s right to use the RPD. The lease arrangement does not contain fixed consideration. Variable lease payments are not included in consideration at lease inception. The variable consideration related to the lease is allocated based on the SSP and is recognized when control of the RPK is transferred to the customer. For the years ended December 31, 2025 and 2024, variable lease revenue was $731,000 and $358,000, respectively.

Assets held for lease and included in Plant and equipment, net consisted of the following (in thousands):

	As of
	December 31, 2025	December 31, 2024
Rental RPD assets	$1,630	$1,384
Accumulated depreciation	(98)	(47)
Net rental RPD assets	$1,532	$1,337

8. Inventory

The composition of inventories is as follows (in thousands):

	As of
	December 31, 2025	December 31, 2024
Raw materials	$1,895	$2,449
Work in process	116	389
Finished goods	4,915	4,431
Total inventory	$6,926	$7,269

The Company values its inventories to reflect the lower of cost or net realizable value. Charges for estimated excess and obsolescence are recorded in Cost of sales in the Consolidated Statement of Operations and were $810,000 and $487,000 for the years-ended December 31, 2025 and 2024, respectively.

9. Intangible Assets

The composition of intangible assets is as follows (in thousands):

		As of December 31, 2025			As of December 31, 2024
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Carry Amount	Gross Amount	Accumulated Amortization	Net Carry Amount
Patent 1	7.23	$143	$(57)	$86	$136	$(46)	$90
Patent 2	8.17	238	(87)	151	238	(61)	177
Patent 3	14.50	118	(24)	94	108	(25)	83
Patent 4	15.26	80	(12)	68	67	(9)	58
Patent 5	5.63	55	(15)	40	46	(3)	43
Patent 6	1.05	154	(84)	70	121	(42)	79
Regenity License	9.00	5,000	(500)	4,500	5,000	(14)	4,986
Capitalized Software	2.75	635	(53)	582	-	-	-
Trademarks	Indefinite	54	-	54	54	-	54
Total intangible assets		$6,477	$(832)	$5,645	$5,770	$(200)	$5,570

For the years-ended December 31, 2025 and 2024, the Company did not identify any events or changes in circumstances that indicated the carrying value of its intangibles may not be recoverable. As such, there was no impairment of intangible assets recognized for the years-ended December 31, 2025 and 2024. Amortization expense of intangibles included in the Consolidated Statements of Operations was $0.6 million and $93,000 for the years-ended December 31, 2025 and 2024, respectively. Due to Regenity receiving 510(k) clearance for Cohealyx, the Company recorded a license (the “Regenity License”) of $5.0 million. For further details refer to Note 12 to the Consolidated Financial Statements.

The Company estimated the future amortization of amortizable intangible assets held as of December 31, 2025 to be (in thousands):

Estimated Amortization Expense
2026	$787
2027	758
2028	705
2029	546
2030	546
Thereafter	2,249
Total	$5,591

10. Plant and Equipment, net

The composition of Plant and equipment, net is as follows (in thousands):

		As of
	Useful Lives	December 31, 2025	December 31, 2024
Computer equipment	3 - 5 years	$1,867	$1,645
Computer software	3 years	923	836
Construction in progress (“CIP”)		17	442
Furniture and fixtures	7 years	1,221	1,177
Laboratory and other equipment	3 - 5 years	1,247	954
Leasehold improvements	Lesser of life or lease term	4,882	4,607
RECELL molds	5 years	606	503
RECELL GO RPD CIP		999	1,464
RECELL GO RPD		343	453
Operating lease assets - RPD	200 uses	1,630	1,384
Less: accumulated amortization and depreciation		(5,105)	(3,447)
Total Plant and equipment, net		$8,630	$10,018

Construction in progress consists primarily of leasehold improvements, and RECELL GO RPD CIP consists of materials for the manufacture of the RPDs. RPDs have a useful life of 200 uses and are being amortized based on customer usage as determined by sales of the RPKs. RECELL GO RPD represents assets available to be leased by customers and are not depreciated until leased. Additional information on Operating lease assets - RPD is provided in Note 7 to the Consolidated Financial Statements.

Depreciation expense related to plant and equipment was $1.6 million and $1.0 million for the years-ended December 31, 2025 and 2024, respectively. The Company recorded a loss on disposal of fixed assets of approximately $0.6 million and $107,000 for the years-ended December 31, 2025 and 2024, respectively.

11. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. The Company’s CODM evaluates financial information and assesses the performance of resources on a consolidated basis. Long-lived assets were primarily located in the United States as of December 31, 2025 and December 31, 2024 with an insignificant amount located in Australia and the United Kingdom.

The key measure of segment profit or loss that the CODM uses to allocate resources and in assessing performance is the Company’s consolidated net loss, as reported on the Consolidated Statements of Operations. The CODM uses net loss to monitor actual results against budgeted and prior period operating results for the purpose of evaluating operational efficiency, and to evaluate income generated from the assets in making strategic decisions on organizational resource allocation.

Revenues by region and customer location were as follows (in thousands):

	Year Ended
	December 31, 2025	December 31, 2024
Revenue by region:
United States	$68,787	$62,157
Japan	2,088	1,431
European Union	49	155
Australia	200	312
United Kingdom	486	196
Total	$71,610	$64,251

Revenues by customer type were as follows (in thousands):

	Year Ended
	December 31, 2025	December 31, 2024
Revenue by customer type:
Commercial sales	$71,438	$64,023
Deferred commercial revenue recognized	33	33
BARDA revenue for right of first access	139	195
Total	$71,610	$64,251

Commercial revenue by product were as follows (in thousands):

	Year Ended
	December 31, 2025	December 31, 2024
Commercial revenue by product:
RECELL	$66,461	$62,611
Other wound care products	4,246	1,054
Lease revenue	731	358
Total commercial sales	$71,438	$64,023

Consolidated net loss by segment (in thousands):

	Year Ended
	December 31, 2025	December 31, 2024
Total revenues	$71,610	$64,251
Purchases of inventory	(10,939)	(7,861)
Other cost of sales	(1,855)	(1,233)
Gross profit	58,816	55,157
Operating expenses:
Sales and marketing	(53,138)	(58,195)
General and administrative	(27,373)	(33,195)
Research and development	(20,839)	(20,360)
Total operating expenses	(101,350)	(111,750)
Operating loss	(42,534)	(56,593)
Interest expense	(5,004)	(5,361)
Other income, net	(1,038)	163
Loss before income taxes	(48,576)	(61,791)
Income tax expense	(11)	(54)
Net loss	$(48,587)	$(61,845)

12. Commitments and Contingencies

The Company is subject to certain contingencies arising in the ordinary course of business. The Company records accruals for these contingencies to the extent that a loss is both probable and reasonably estimable. If some amount within a range of loss appears more likely than any other amount within the range, that amount is accrued. Alternatively, when no amount within a range of loss appears to be a better estimate than any other amount, the lowest amount in the range is accrued. The Company expenses legal costs associated with loss contingencies as incurred. As of December 31, 2025, the Company does not have any outstanding or threatened litigation that would have a material impact to the financial statements.

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

On March 17, 2025, the Company and Stedical entered into an Amendment Two (the “Amendment”) of the Distribution Agreement. Under the terms of the Amendment, the Company’s share of revenue from PermeaDerm sales increased from 50% to 60% and Stedical becomes eligible for certain milestone payments conditioned upon AVITA Medical’s achievement of specified sales targets. In addition, Stedical’s share from the sale of PermeaDerm is reduced by the Company’s actual cost to manufacture PermeaDerm. For 2025, the Company is required to reach $6.0 million in gross sales of PermeaDerm. For every year thereafter, the Company must achieve a minimum 20% increase in revenue from sales of PermeaDerm. In the event the Company fails to achieve the specified growth rate for two subsequent years, the Company has the option to make a cash payment to Stedical equal to the difference between what Stedical would have received if that growth target had been met for that second year and the amount of payments that were made to Stedical during that second year. The Amendment revises the initial term of the Distribution Agreement to ten years from the date of the Amendment.

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

On December 17, 2025, the Company entered into Amendment One to the Regenity Agreement (the “Regenity Amendment”). Under the terms of the Regenity Amendment, the Company’s obligation to pay up to $3.0 million was amended to on or before January 4, 2027 to guarantee development and manufacturing capacity (and related resources). As of December 31, 2025 and December 31, 2024, the Company recorded $3.0 million in Contingent liability, long-term on the Consolidated Balance Sheets.

13. Common and Preferred Stock

The Company’s shares of Common stock are quoted on Nasdaq under AVITA Medical’s previous Nasdaq ticker code, “RCEL”. The Company’s CDIs are quoted on the Australian Securities Exchange (“ASX”) under AVITA Medical’s previous ASX ticker code, “AVH”. One share of Common stock on Nasdaq is equivalent to five CDIs on the ASX.

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. The Company has 30,571,662 and 26,354,042 shares of common stock issued and outstanding as of December 31, 2025 and December 31, 2024, respectively. The Company has no shares of preferred stock outstanding during any period.

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

14. Share-Based Payment Plans

Overview of Employee Share-Based Compensation Plans

The Company’s former parent company, AVITA Medical Pty Limited, adopted the Employee Share Plan and the Incentive Option Plan (collectively, the “2016 Plans”). Upon completion of the redomiciliation of the Company from Australia to the United States in June 2020 (“Redomiciliation”), the 2016 Plans were terminated with respect to future grants and accordingly, there are no more shares available to be issued under the 2016 Plans. During November 2020, the Company filed a registration statement on Form S-8 to register a total of 1,750,000 shares of common stock which may be issued pursuant to the terms of the 2020 Plan. During June 2023, the Company filed a registration statement on Form S-8 to register an additional 2,500,000 shares of common stock under the 2020 Plan. The increase in shares available for issuance was a result of the stockholders of AVITA Medical, Inc. approving an amendment to the 2020 Plan on June 6, 2023 at the Company’s 2023 Annual Meeting of Stockholders (the “2023 Annual Meeting”). During August 2024, the Company filed a registration statement on Form S-8 to register 428,858 shares of common stock that are issuable upon the exercise of stock options and the vesting of RSUs granted pursuant to individual stock option award and RSU award agreements approved by the Company’s stockholders at the Company’s 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”). During August 2025, the Company filed a registration statement on Form S-8 to register 605,902 shares of common stock that are issuable upon the exercise of stock options and the vesting of RSUs granted pursuant to individual stock option award and RSU award agreements approved by the Company’s stockholders at the Company’s 2025 Annual Meeting of Stockholders (the “2025 Annual Meeting”).

On December 22, 2021, the Company’s stockholders approved the issuance of options and RSUs to the Board of Directors in accordance with ASX rules. These awards are subject to the vesting and performance conditions as denoted in the individual agreements (collectively, the “2021 Annual Meeting Awards”). On December 12, 2022, the Company’s stockholders approved the issuance of options and RSUs to the Board of Directors and the CEO in accordance with ASX rules. These awards are subject to vesting conditions as denoted in the individual agreements (collectively, the “2022 Annual Meeting Awards”). On June 6, 2023, the Company’s stockholders approved the issuance of options and RSUs to the Board of Directors and the CEO in accordance with ASX rules. These awards are subject to vesting conditions as denoted in the individual agreements (collectively, the “2023 Annual Meeting Awards”). On June 5, 2024, the Company’s stockholders approved the issuance of options and RSUs to the Board of Directors and the CEO in accordance with ASX rules. These awards are subject to vesting conditions as denoted in the individual agreements (collectively, the “2024 Annual Meeting Awards”). On June 4, 2025, the Company’s stockholders approved the issuance of options and RSUs to the Board of Directors and the CEO in accordance with ASX rules. These awards are subject to vesting conditions as denoted in the individual agreements (collectively, the “2025 Annual Meeting Awards”).

The 2020 Plan provides for the grant of the following grants: (a) Incentive Stock Options, (b) Nonstatutory Stock Options, (c) Stock Appreciation Rights, (d) Restricted Stock Grants, (e) Restricted Stock Unit Grants, (f) Performance Grants, and (g) Other Grants. The 2020 Plan will be administered by the Human Capital and Compensation Committee or by the Board acting as the Human Capital and Compensation Committee. Subject to the general purposes, terms and conditions of the 2020 Plan, applicable law and any charter adopted by the Board governing the actions of the Human Capital and Compensation Committee, the Human Capital and Compensation Committee will have full power to implement and carry out the 2020 Plan. Without limitation, the Human Capital and Compensation Committee will have the authority to interpret the plan, approve persons to receive grants, determine the terms and number of shares of the grants, determine vesting and exercisability of grants, and make all other determinations necessary or advisable in connection with the administration of the 2020 Plan.

The contractual term of stock option awards granted under the 2020 Plan is ten years from the grant date. Unless otherwise specified, the vesting periods of options and RSUs granted under the 2020 Plan are: (i) vest over a three-year or four-year period in equal installments at the end of each year from the date of grant, and /or (ii) subject to other performance criteria, as determined by the Human Capital and Compensation Committee.

The following table summarizes information about the Company’s stock-based award plans as of December 31, 2025:

	Outstanding Options	Outstanding Restricted Stock Units	Shares Available For Future Issuance
2016 Equity Incentive Plan	429,738	—	-
2020 Equity Incentive Plan	3,345,733	—	2,841,311
2021 AGM Awards	22,600	—	-
2022 AGM Awards	191,302	—	-
2023 AGM Awards	91,435	6,916	-
2024 AGM Awards	256,992	—	-
2025 AGM Awards	199,104	60,132	-

Share-Based Payment Expenses

Stock-based payment transactions are recognized as compensation expense based on the fair value of the instrument on the date of grant. The Company uses the graded-vesting method to recognize compensation expense. Compensation cost is reduced for forfeitures as they occur in accordance with ASU 2016-09, Simplifying the Accounting for Share-Based Payment. The Company recorded stock-based compensation expense of $9.5 million and $13.5 million for the years-ended December 31, 2025 and 2024, respectively. No income tax benefit was recognized in the Consolidated Statements of Operations for stock-based payment arrangements for the years-ended December 31, 2025 and 2024.

The Company has included stock-based compensation expense and ESPP expense as part of operating expenses in the accompanying Consolidated Statements of Operations as follows (in thousands):

	Year Ended
	December 31, 2025	December 31, 2024
Sales and marketing expenses	$2,297	$3,338
General and administrative expenses	4,768	8,376
Research and development expenses	2,454	1,782
Total	$9,519	$13,496

A summary of share option activity as of December 31, 2025 and changes during the year then ended is presented below:

	Service Only Share Options	Performance-Based Share Options	Total Share Options
Outstanding shares at December 31, 2024	3,349,037	191,171	3,540,208
Granted	1,905,770	100,000	2,005,770
Exercised	(61,267)	(13,458)	(74,725)
Expired	(135,388)	(5,824)	(141,212)
Forfeited	(692,549)	(100,588)	(793,137)
Outstanding shares at December 31, 2025	4,365,603	171,301	4,536,904
Exercisable at December 31, 2025	1,811,164	161,707	1,972,871
Vested and expected to vest - December 31, 2025	4,365,603	171,301	4,536,904

The weighted-average grant-date fair value of options granted during the years-ended December 31, 2025 and 2024 was $8.06 and $7.55, respectively. The total intrinsic value of options exercised during the years-ended December 31, 2025 and 2024 was $0.3 million and $2.1 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise for options exercised, or at balance sheet date for outstanding options, less the applicable exercise price.

Cash received from the exercise of options was approximately $0.4 million and $2.1 million, for the years-ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, there was approximately $5.2 million of total unrecognized compensation cost related to share-based compensation expense. Of this amount $5.1 million relates to service only share options to be recognized over a weighted average period of 0.66 years.

Restricted Stock Units

Restricted stock units are granted to executives as part of their long-term incentive compensation. RSUs granted to directors as a result of stockholder approval at the Company’s 2021 Annual Meeting, 2022 Annual Meeting, 2023 Annual Meeting, 2024 Annual Meeting and 2025 Annual Meeting are issued pursuant to award agreements between the Company and the holders of such securities. These RSU awards were approved by the Human Capital and Compensation Committee. All RSU awards vest in accordance with the tenure or performance conditions as determined by the Human Capital and Compensation Committee and set out in the contracts between the Company and the holders of such securities. The grant date fair value is determined based on the price of the Company stock price on the date of grant (stock price determined on Nasdaq).

A summary of the status of the Company’s unvested RSUs as of December 31, 2025, and changes that occurred during the year is presented below:

Unvested Shares	Tenure-Based RSUs	Performance Condition RSUs	Total RSUs
Unvested RSUs outstanding at December 31, 2024	109,315	7,881	117,196
Granted	60,132	-	60,132
Vested	(101,299)	(7,881)	(109,180)
Forfeited	(1,100)	-	(1,100)
Unvested RSUs outstanding at December 31, 2025	67,048	-	67,048

The weighted-average grant-date fair value of the RSUs granted during the years-ended December 31, 2025 and 2024, was $8.73 and $9.51, respectively. The total fair value of shares vested during the years-ended December 31, 2025 and 2024, was $0.9 million and $1.4 million, respectively.

As of December 31, 2025, there was $62,000 of total unrecognized compensation cost related to service only RSU awards to be recognized over a weighted average period of 0.08 years.

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

2025 Annual Meeting Awards

Awards to the CEO under the 2025 Annual Meeting Awards

On June 4, 2025, the CEO was issued an aggregate 520,000 options with 33.3% of those options vesting annually commencing on January 21, 2026.

Non-Executive Director awards under the 2025 Annual Meeting Awards

The Director awards consist of an aggregate 85,902 options and RSUs (25,770 tenure-based options and 60,132 RSUs) vesting 12 months from January 21, 2026.

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

Included in the following table is a summary of the related assumptions used in the Black-Scholes Option pricing model for the years-ended December 31, 2025 and 2024.

	Year-Ended
	December 31, 2025	December 31, 2024
Expected volatility	71% - 75%	73% - 75%
Weighted-average volatility	73%	74%
Expected dividends	0%	0%
Expected term (in years)	5.2 - 9.6	5.5 - 6.5
Risk-free interest rate	3.68% - 4.42%	3.43% - 4.64%

Employee Stock Purchase Plan

In June 2023, the stockholders approved the AVITA Medical, Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on July 1, 2023. On June 30, 2023, the Company filed Registration Statement on Form S-8 to register

1,000,000 shares of common stock under the ESPP, as a result of the Company’s stockholders approving the ESPP at the 2023 Annual Meeting. The ESPP features two six-month offering periods per year, from June 1 to November 30 and December 1 to May 31. The first offering period for the ESPP was July 1 – November 30, 2023. Subsequent offering periods will begin the first trading day of December and June each year. For the year-ended December 31, 2025, 193,338 shares were issued under the ESPP at a purchase price of $4.11, and total proceeds received from the purchase of shares under the ESPP were approximately $0.8 million. For the year-ended December 31, 2024, 171,224 shares were issued under the ESPP at a purchase price of $8.02, and total proceeds received from the purchase of shares under the ESPP were approximately $1.4 million. During the years-ended December 31, 2025 and 2024, the Company recorded $446,000 and $735,000, respectively in ESPP expense and had unamortized expense remaining of $190,000 and $275,000, respectively, to be recognized over a term of 0.42 years. As of December 31, 2025 and 2024, the Company had accrued payroll contributions for future ESPP purchases of approximately $80,000 and $89,000, respectively.

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

Included in the following table is a summary of the related assumptions used in the Black-Scholes Option pricing model for the years-ended December 31, 2025 and 2024.

	Year-Ended
	December 31, 2025	December 31, 2024
Expected volatility	98.83% - 102.79%	57.59% - 73.26%
Weighted-average volatility	101.38%	63.81%
Expected dividends	0%	0%
Expected term (in years)	0.5	0.5
Risk-free interest rate	3.68% - 4.27%	4.33% - 5.28%

15. Income Taxes

Geographic sources of loss before income taxes are as follows:

	Year-Ended
(amounts in thousands)	December 31, 2025	December 31, 2024
United States	$(48,576)	$(61,778)
Foreign	-	(13)
Loss before income taxes	$(48,576)	$(61,791)

Income tax expense as shown in the accompanying Consolidated Statements of Operations includes the following:

Year-Ended
(amounts in thousands)	December 31, 2025	December 31, 2024
Current:
Federal	$-	$-
State	11	54
Foreign	-	-
Total current	11	54
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-
Total income tax expense	$11	$54

In accordance with the updated requirements of ASU 2023-09 for the year ended December 31, 2025, a reconciliation of the U.S. federal statutory income tax rate to the effective tax rate was as follows:

	2025
(amounts in thousands)	Amount	Rate
Tax expense (benefit) at U.S. statutory rate	$(10,201)	21%
State taxes, net of federal benefit(1)	11	0%
Change in valuation allowance	9,818	(20)%
Nontaxable and nondeductible items:
Share-based compensation	600	(1)%
Other	(217)	0%
Total income tax expense	$11

(1) State taxes in Texas and California made up greater than 50% of the tax effect in this category.

The provision for income taxes differs from the tax computed using the statutory United States federal income tax rate of 21% for the year ended December 31, 2024 as a result of the following items:

Year-Ended
(amounts in thousands)	December 31, 2024
Tax benefit at U.S. statutory rate	$(12,976)
State income taxes	54
Foreign rate differential	(1)
Share-based compensation	2,911
Fair value change in debt and warrants	576
Foreign exchange gain/(loss) on intercompany trade balances	3
Foreign tax loss carryforward write off	14,999
Permanent differences	264
Net change in valuation allowance	(5,776)
Income tax expense	$54

A summary of deferred income tax assets is as follows (in thousands):

	Year- Ended
(amounts in thousands)	December 31, 2025	December 31, 2024
Deferred tax liabilities
ROU asset	$(767)	$(904)
Total deferred tax liabilities	$(767)	$(904)
Deferred tax assets
Property, plant and equipment	$69	$41
Accrued expenses	1,991	3,365
Stock-based compensation	4,747	3,044
Lease liability	811	947
Research and development	7,725	7,077
Net operating loss carryforward	55,114	45,233
Section 163(j) interest expense	1,379	-
Other	2,156	1,567
Total deferred tax assets	$73,992	$61,274
Less valuation allowance	(73,255)	(60,370)
Net deferred tax assets	767	904
Net deferred tax assets / (liabilities)	$-	$-

At December 31, 2025, the Company and its subsidiaries had net operating loss carryforwards for federal and state income tax purposes of $216.0 million and $146.9 million, respectively. The net operating loss carryforwards may be subject to limitation regarding their utilization against taxable income in future periods due to “change of ownership” provisions of the Internal Revenue Code and similar state provisions. Of these carryforwards, $19.4 million will expire, if not utilized, between 2028 through 2038. The remaining carryforwards have no expiration.

In assessing the recoverability of its deferred tax assets, the Company considers whether it is more likely than not that its deferred assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. The Company considers all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Based upon the weight of available evidence including the uncertainty regarding the Company’s ability to utilize certain net operating losses and tax credits in the future, the Company has established a valuation allowance against its net deferred tax assets of $73.3 million and $60.4 million as of December 31, 2025 and 2024, respectively. The deferred tax assets are primarily net operating loss carryforwards for which management has determined it is more likely than not that the deferred tax assets will not be realized.

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

The Company has not identified any uncertain tax positions as of December 31, 2025 and 2024.

In accordance with the updated requirements of ASU 2023-09 for the year ended December 31, 2025, cash paid for income taxes totaled $15,000 and was comprised of state income taxes payments made primarily to Texas and California.

The Company files income tax returns in the U.S. federal, California and certain other state and foreign jurisdictions. The Company remains subject to income tax examinations for its U.S. federal and state income taxes generally for fiscal years ended June 30, 2008 and forward. The Company also remains subject to income tax examinations for international income taxes for fiscal years ended June 30, 2021 through the date of dissolution of its foreign subsidiaries, which occurred in 2024 and 2025, and for certain other U.S. state and local income taxes generally for the fiscal years ended June 30, 2021 through December 31, 2024.

16. Loss per Share

The following is a reconciliation of the basic and diluted loss per share computations:

	Year Ended
	December 31, 2025	December 31, 2024
(in thousands, except per share amounts)
Net loss	$(48,587)	$(61,845)
Weighted-average common shares—outstanding, basic and diluted	27,861	25,883
Net loss per common share, basic and diluted	$(1.74)	$(2.39)

	Year Ended
	December 31, 2025	December 31, 2024
Anti-dilutive shares excluded from diluted net loss per common share:
Stock options	4,536,904	3,540,208
Restricted stock units	67,048	117,196
ESPP	59,910	81,675
Warrants	554,841	409,661

The Company’s basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the relevant period. In accordance with ASC 710, shares of common stock held by the rabbi trust are excluded from the denominator in the basic and diluted net loss per common share calculations. As of December 31, 2025 and 2024 a total of 135,493 and 127,270, shares of common stock were excluded, respectively. For details on shares of common stock held by the rabbi trust refer to Note 17 to the Consolidated Financial Statements. For the purposes of the calculation of diluted net loss per share, options to purchase common stock, restricted stock units and unvested shares of common stock issued upon the early exercise of stock options have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. Because the Company has reported a net loss for years-ended December 31, 2025 and 2024, diluted net loss per common share is the same as the basic net loss per share for those periods.

17. Retirement Plans

The Company offers a 401(k)-retirement savings plan (the “401(k) Plan”) for its employees, including its executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code of 1986, as amended, allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. The Company matches contributions to the 401(k) Plan based on the amount of salary deferral contributions the participant makes to the 401(k) Plan. The Company will match up to 6% of an employee’s compensation that the employee contributes to his or her 401(k) Plan account. Total Company matching contributions to the 401(k) Plan were $2.2 million and $2.5 million for the years-ended December 31, 2025, and 2024, respectively.

Non-qualified deferred compensation plan

The Company’s NQDC plan, which became effective on October 2021 allows for eligible management and highly compensated key employees to elect to defer a portion of their salary, bonus, commissions and RSU awards to later years. Cash deferrals are immediately vested and are subject to investment risk and a risk of forfeiture under certain circumstances. RSU deferrals are subject to the vesting conditions of the award. Once RSUs vest, subject to a six-month and one day holding period, employees are allowed to diversify the common stock into other investment options offered by the plan. For cash deferrals, the Company matches 4% to 6% (depending on level) of employee contributions. These matching employer contributions are vested over a two-year period with 25% vesting on year one and 75% vesting on year two for employees under 55 years of age. Employer contributions for employees over 55 years of age are immediately vested. Employer contributions to the NQDC plan for the years-ended December 31, 2025 and 2024 were $88,000 and $154,000, respectively. The Company’s deferred compensation plan liability was $4.0 million and $5.1 million as of December 31, 2025 and 2024, respectively. These amounts are split between current and long term on the Consolidated Balance Sheets. As of December 31, 2025 and 2024, $0.3 million and $2.1 million is included in Current non-qualified deferred compensation liability and $3.7 million and $3.0 million in Non-qualified deferred compensation liability, respectively. During the years-ended December 31, 2025 and 2024, the Company had a payout of approximately $1.1 million and $744,000, respectively, in the deferred compensation liability for terminated employees.

The Company established a COLI to fund the NQDC plan. Amounts in the COLI are invested in a number of funds. The securities are carried at the cash surrender value on the Consolidated Balance Sheets. We record investment gains and losses of the COLI as other income. Refer to Note 4 to the Consolidated Financial Statements for the fair values of the COLI policies and the NQDC liability.

Rabbi Trust

During April 2022, we established a rabbi trust to hold the assets of the NQDC plan. The rabbi trust holds the COLI asset and the common stock from deferred RSU awards that have vested. The NQDC permits diversification of fully vested shares into other equity securities subject to a six month and one day holding period. In accordance with ASR 268, Redeemable Preferred Stock, and ASC 718, prior to vesting, the deferred share awards are classified as an equity instrument and changes in fair value of the amount owed to the participant are not recognized. The redemption amounts of the deferred awards are based on the vested percentage and are recorded outside of permanent equity as Non-qualified deferred compensation share awards on the Consolidated Balance Sheets. As of December 31, 2025, no share awards have been deferred. As of December 31, 2024, a total of 244,218 shares awards have been deferred. Vested shares are converted to common stock and are reclassified to permanent equity. Common stock held in the rabbi trust is classified in a manner similar to treasury stock and presented separately on the Consolidated Balance Sheets as Common stock held by the NQDC plan. For the years-ended December 31, 2025 and December 31, 2024 a total of 135,493 and 127,270 shares were vested at the redemption value of $0.6 million and $1.3 million, respectively.

The following table summarizes the eligible share award activity as of December 31, 2025 and December 31, 2024.

	As of
(in thousands)	December 31, 2025	December 31, 2024
Non-qualified deferred compensation share awards:
Balance at beginning of period	$244	$693
Stock-based compensation expense	24	77
Change in redemption value	(90)	(92)
Vesting of share awards held by NDQC	(178)	(434)
Ending Balance	$-	$244

18. Subsequent Events

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that except as disclosed below, no events have occurred that would require adjustment to, or disclosures in, the Consolidated Financial Statements.

Perceptive Credit Agreement

On January 13, 2026, the Company entered into the Perceptive Credit Agreement and the Security Agreement, by and between the Company, as borrower, and Perceptive. The Perceptive Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $60.0 million (the “Perceptive Loan Facility”), of which $50.0 million was borrowed on the Perceptive Closing Date (the “Perceptive Initial Commitment Amount”). In addition, an aggregate of $10.0 million will be made available, at the Company’s discretion, on or before March 31, 2027, subject to certain net revenue requirements. On the Perceptive Closing Date, the Company closed on the Perceptive Initial Commitment Amount, less certain fees and expenses payable to or on behalf of Perceptive. The indebtedness under the Perceptive Credit Agreement will be secured by substantially all of our assets and will accrue interest at a rate equal to the greater of (a) forward-looking one-month term SOFR rate and (b) four percent (4%) per annum, plus seven and a half percent (7.5%).

Under the terms of the Perceptive Credit Agreement, and as set forth in a fee letter between us, and Perceptive (the “Fee Letter”), we will pay certain fees with respect to the Perceptive Loan Facility, including (a) an exit fee equal to 5% of the aggregate principal amount borrowed by us under the Perceptive Credit Agreement in the event that we fail to secure shareholder approval of the issuance of the Warrant (as defined below) in accordance with the rules of the ASX (the “Warrant Shareholder Approval”) on or prior to September 30, 2026, and (b) a prepayment premium ranging from 1% to 10% of the amount of the Perceptive Loan Facility that is prepaid upon any voluntary or mandatory prepayment (including as a result of an acceleration), together with certain other fees and expenses of Perceptive.

The Perceptive Credit Agreement contains certain customary events of default, including with respect to nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; material defaults on other indebtedness; insolvency; loss of certain key permits, persons and contracts; material adverse effects; certain regulatory matters; and change of control. Additionally, the Company’s failure to obtain the Warrant Shareholder Approval on or prior to November 30, 2026 shall constitute an event of default under the Perceptive Credit Agreement.

The Perceptive Credit Agreement contains a number of customary representations, warranties and covenants that, among other things, will limit or restrict the ability of the Company and its subsidiaries to (subject to certain qualifications and exceptions): create liens and encumbrances; incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends or make other payments in respect of their capital stock; redeem or repurchase certain debt; engage in certain transactions with affiliates; and enter into certain restrictive agreements. Among such covenants, the Perceptive Credit Agreement includes a financial maintenance test, beginning at the end of the fiscal quarter ending March 31, 2026, that requires the Obligors to maintain a specified minimum net revenue for each trailing twelve-month period ending on the last day of a fiscal quarter occurring prior to the maturity date of the Perceptive Loan Facility. In addition, the Perceptive Credit Agreement requires the Company to ensure that the Obligors maintain in the aggregate at least $5 million of unrestricted cash at all times.

Also on January 13, 2026, and in connection with the entry into the Perceptive Credit Agreement, the Company repaid in full and terminated all of its obligations and commitments under the Previous Credit Agreement.