Form 10-Q
period 2026-03-31
AVITA Medical, Inc.
filed 2026-05-14
CIK 1762303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of May 11, 2026 was 30,776,689.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including uncertainties associated with our expectations regarding future revenue; or future growth in revenue, profit, or gross and/or operating margins; or the ability to achieve or sustain profitability are forward-looking statements. Forward-looking statements in this Quarterly Report may refer to a variety of topics including, but not limited to industry market conditions; increased competition; changes in our production capacity; ability to obtain, maintain and enforce our intellectual property rights, including our expectations regarding the future scope of such rights; ability to obtain and/or maintain regulatory approvals and comply with applicable regulations; the conduct or outcome of pre-clinical or clinical (human) studies; operational and management restructuring activities; our ability to find and maintain partnerships relating to collaborations, strategic arrangements, and licensing arrangements; mergers and acquisitions (and related integration activities); performance by third parties of their contractual duties or expected deadlines; our ability to obtain and maintain favorable coverage and reimbursement determinations from third party payors; market reaction to growth or product initiatives; our ability to expand our sales and marketing organizations to address existing and new markets that we intend to target; market penetration of our products; the ability to continue to scale our manufacturing operations to meet the demand for our products; our ability to attract and retain qualified personnel, including management; solvency; non-compliance with debt covenants, which may result in the acceleration of our debt obligations or the need for renegotiations with our lenders; taxes, interest rates, and inflationary pressures, and future working capital costs; changes in the legal or regulatory environments; productivity, business process, consulting, operational, financial, and capital projects and/or initiatives. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “aim,” “believe,” “continue,” “could,” “estimate,” “expect," “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” or “would” or the negative of these terms or other similar expressions.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2025 filed with the SEC on February 12, 2026 and lodged with the Australian Securities Exchange (“ASX”) on February 13, 2026 and as updated from time to time in the Company’s subsequent Quarterly Reports on Form 10-Q. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2025.

Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for our management to predict all risk factors and uncertainties.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q completely, and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

PART I – Financial Information

Item 1. FINANCIAL STATEMENTS

AVITA MEDICAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	As of
	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$8,309	$10,243
Marketable securities	5,952	7,942
Accounts receivable, net	9,885	9,086
Prepaids and other current assets	1,384	1,293
Inventory	6,117	6,926
Total current assets	31,647	35,490
Plant and equipment, net	8,211	8,630
Operating lease right-of-use assets	2,666	2,899
Corporate-owned life insurance (“COLI”) asset	3,044	3,116
Intangible assets, net	5,442	5,645
Other long-term assets	534	612
Total assets	$51,544	$56,392
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$7,220	$8,959
Accrued wages and fringe benefits	7,870	7,813
Loan facility	46,139	42,984
Current non-qualified deferred compensation (“NQDC”) liability	276	276
Contingent liability	3,000	-
Other current liabilities	2,166	2,645
Total current liabilities	66,671	62,677
Non-qualified deferred compensation liability	3,584	3,697
Contract liabilities	281	290
Operating lease liabilities, long-term	1,981	2,135
Contingent liability, long-term	-	3,000
Warrant liabilities	2,193	1,243
Total liabilities	74,710	73,042
Commitments and contingencies (Note 11)
Stockholders' equity (deficit):
Common stock, $0.0001 par value per share, 200,000,000 shares authorized, 30,776,689 and 30,571,662, shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	3	3
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2026 and December 31, 2025	-	-
Company common stock held by the non-qualified deferred compensation plan	(635)	(1,293)
Additional paid-in capital	395,830	394,408
Accumulated other comprehensive income (loss)	648	(1,367)
Accumulated deficit	(419,012)	(408,401)
Total stockholders’ equity (deficit)	(23,166)	(16,650)
Total liabilities and stockholders’ equity (deficit)	$51,544	$56,392

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA MEDICAL, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three-Months Ended
	March 31, 2026	March 31, 2025

Sales revenue	$19,064	$18,325
Lease revenue	187	189
Total revenues	19,251	18,514
Cost of sales	(3,523)	(2,833)
Gross profit	15,728	15,681
Operating expenses:
Sales and marketing	(12,841)	(14,834)
General and administrative	(6,061)	(6,390)
Research and development	(5,629)	(6,284)
Total operating expenses	(24,531)	(27,508)
Operating loss	(8,803)	(11,827)
Interest expense	(1,424)	(1,233)
Other expense, net	(395)	(791)
Loss before income taxes	(10,622)	(13,851)
Income tax benefit (expense)	11	(8)
Net loss	$(10,611)	$(13,859)
Net loss per common share:
Basic and diluted	$(0.35)	$(0.53)
Weighted-average common shares:
Basic and diluted	30,540,872	26,253,565

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three-Months Ended
	March 31, 2026	March 31, 2025
Net loss	$(10,611)	$(13,859)
Change in fair value due to credit risk on loan facility	2,020	1,541
Net unrealized loss on marketable securities	(5)	(15)
Comprehensive loss	$(8,596)	$(12,333)

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA MEDICAL, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except shares)

(Unaudited)

	Common Stock
	Shares	Amount	Company common stock held by the NQDC Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2025	30,571,662	$3	$(1,293)	$394,408	$(1,367)	$(408,401)	$(16,650)
Net loss	-	-	-	-	-	(10,611)	(10,611)
Issuance of common stock due to exercise of penny warrants	144,895	-	-	718	-	-	718
Stock-based compensation	-	-	-	1,101	-	-	1,101
Vesting of restricted stock units	60,132	-	-	-	-	-	-
Distribution of Company common stock held by the NQDC Plan	-	-	658	(397)	-	-	261
Net unrealized loss on marketable securities	-	-	-	-	(5)	-	(5)
Change in fair value due to credit risk on loan facility	-	-	-	-	2,020	-	2,020
Balance at March 31, 2026	30,776,689	$3	$(635)	$395,830	$648	$(419,012)	$(23,166)

	Common Stock
	Shares	Amount	Company common stock held by the NQDC Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2024	26,354,042	$3	$(1,319)	$367,568	$(1,939)	$(359,814)	$4,499
Net loss	-	-	-	-	-	(13,859)	(13,859)
Stock-based compensation	-	-	-	2,675	-	-	2,675
Exercise of stock options	66,008	-	-	363	-	-	363
Distribution of Company common stock held by the NQDC Plan	-	-	147	15	-	-	162
Vesting of Company common stock held by the NQDC Plan	14,608	-	(136)	136	-	-	-
Change in redemption value of share awards in NQDC Plan	-	-	-	63	-	-	63
Net unrealized loss on marketable securities	-	-	-	-	(15)	-	(15)
Change in fair value due to credit risk on loan facility	-	-	-	-	1,541	-	1,541
Balance at March 31, 2025	26,434,658	$3	$(1,308)	$370,820	$(413)	$(373,673)	$(4,571)

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA Medical, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three-Months Ended
	March 31, 2026	March 31, 2025
Cash flow from operating activities:
Net loss	$(10,611)	$(13,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt issuance costs	319	-
Change in fair value of loan facility	(198)	760
Change in fair value of warrant liabilities	625	(378)
Depreciation and amortization	627	521
Stock-based compensation	1,101	2,694
Non-cash lease expense	233	215
Loss on fixed asset disposal	53	14
Loss on patent disposal	2	-
Remeasurement and foreign currency transaction loss	9	-
Excess and obsolete inventory related charges	57	313
Provision for credit losses	-	(7)
Amortization of premium of marketable securities	(77)	(128)
Non-cash changes in the fair value of NQDC plan	19	(695)
Changes in operating assets and liabilities:
Trade and other receivables	(799)	(253)
Prepaids and other current assets	(90)	350
Inventory	752	(1,439)
Operating lease liability	(154)	(231)
Corporate-owned life insurance ("COLI") asset	-	492
Other long-term assets	77	259
Accounts payable and accrued expenses	(1,786)	2,330
Accrued wages and fringe benefits	57	(2,105)
Current non-qualified deferred compensation liability	262	(1,567)
Other current liabilities	(481)	1,119
Non-qualified deferred compensation plan liability	(61)	1,294
Contract liabilities	(8)	(8)
Net cash used in operating activities	(10,072)	(10,309)
Cash flow from investing activities:
Purchase of marketable securities	(3,937)	-
Maturities of marketable securities	6,000	11,000
Purchase of plant and equipment	(19)	(221)
Patent filing fees	(3)	(13)
Net cash provided by investing activities	2,041	10,766
Cash flow from financing activities:
Proceeds from loan facility, net of issuance costs	49,081	-
Repayment of Previous Credit Agreement	(42,984)	-
Proceeds from exercise of stock options	-	363
Net cash provided by financing activities	6,097	363
Net increase/(decrease) in cash and cash equivalents	(1,934)	820
Cash and cash equivalents beginning of the period	10,243	14,050
Cash and cash equivalents end of the period	$8,309	$14,870

Supplemental Disclosure of Cash Flow Information:
Income taxes paid during the period	$-	$-
Interest paid during the period	$1,421	$1,232
Non-cash investing activities:
Capital expenditures not yet paid	$55	$168
Non-cash financing activities:
Exercise of penny warrants	$718	$-
Warrant liability recognized upon issuance of loan facility	$1,043	$-

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA MEDICAL, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. The Company

Nature of the Business

AVITA Medical, Inc. and its subsidiaries (collectively, “AVITA Medical” or the “Company”) is a leading therapeutic acute wound care company delivering transformative solutions. The Company’s technologies are designed to optimize wound healing, effectively accelerating the time to patient recovery. The Company’s solutions improve the healing outcomes for patients with traumatic injuries and surgical repairs, addressing critical healing needs that arise from unpredictable and life-changing events. At the forefront of the Company’s portfolio is RECELL® (“RECELL”), approved by the U.S. Food and Drug Administration (the “FDA”) for the treatment of thermal burn wounds and full-thickness skin defects. RECELL harnesses the healing properties of a patient’s own skin to create an autologous skin cell suspension, Spray-On Skin™, offering an innovative solution for improved clinical outcomes at the point-of-care.

The single-use RECELL Autologous Cell Harvesting Device (“RECELL Ease-of-Use” or “RECELL EOU”) is approved by the FDA for the treatment of thermal burn wounds and full-thickness skin defects. The Company’s next-generation device, RECELL GO® Autologous Cell Harvesting Device (“RECELL GO”), was approved by the FDA in May of 2024 to treat thermal burn wounds and full-thickness skin defects. RECELL GO introduces enhanced features that improve consistency and standardization across clinical settings. It consists of two components: a multi-use, AC-powered RECELL GO Processing Device (the “RPD”) and a RECELL GO Preparation Kit (the “RPK”). The RPK contains the single-use RECELL GO Cartridge, disaggregation head, RECELL Enzyme™, and other components. The RPD provides the control for the RPK, manages the pressure applied to disaggregate the donor skin cells, and precisely regulates the incubation times of the RECELL Enzyme and solutions to optimize cell yield and promote cell viability.

RECELL GO mini® Autologous Cell Harvesting Device (“RECELL GO mini”), which was approved by the FDA in December of 2024, is a line extension of RECELL GO, designed specifically to treat smaller wounds up to 480 cm2. It utilizes the same RPD but features a RECELL GO mini Preparation Kit (the “mini RPK”), which includes a single-use RECELL GO mini Cartridge optimized for smaller skin samples. These modifications are intended to address the needs of clinicians treating smaller wounds, and to support broader adoption of the RECELL GO platform in trauma centers.

The Company holds the rights to market, sell, and distribute Cohealyx®, a unique collagen-based dermal matrix, under the terms of an exclusive multi-year development and distribution agreement (the “Regenity Agreement”) with Collagen Matrix, Inc. dba Regenity Biosciences (“Regenity”). Under the terms of the Regenity Agreement, Regenity manufactures and supplies Cohealyx and the Company markets, sells, and distributes rights to this product under its private label in the U.S., and potentially in countries in the European Union, as well as in Australia and Japan. The Company also holds the rights to manufacture, market, sell, and distribute PermeaDerm®, a biosynthetic wound matrix, in the United States under the terms of an exclusive multi-year distribution agreement (the “Distribution Agreement”) and a contract manufacturing agreement (the “Manufacturing Agreement”) with Stedical Scientific, Inc. (“Stedical”). See Note 11 to the Consolidated Financial Statements for additional information regarding the Company’s commitments with each of Regenity and Stedical.

Liquidity, Capital Resources, and Going Concern

The Company’s Consolidated Financial Statements have been prepared on the basis of the Company continuing as a going concern for the next twelve months. The Company has incurred operating losses and negative cash flows from operations since its inception and has an accumulated deficit of $419.0 million as of March 31, 2026. For the three months ended March 31, 2026 and 2025, the Company used $10.1 million and $10.3 million, respectively, of cash in its operating activities. For the years ended December 31, 2025 and 2024, the Company used $31.2 million and $48.9 million, respectively, of cash in its operating activities. As of March 31, 2026, the Company had cash, cash equivalents, and marketable securities of $14.3 million. To date, the Company has funded its operations principally through the sales of its products, issuance of equity securities, and debt financing.

On January 13, 2026, the Company entered into the Credit Agreement, as defined in Note 6 to the Consolidated Financial Statements, which provides for a five-year senior secured credit facility in an aggregate principal amount of up to $60.0 million, of which (i) $50.0 million was funded at issuance and (ii) $10.0 million will be made available, at the Company’s discretion, on or before March 31, 2027, subject to satisfaction of a certain net revenue requirement.

Simultaneously with the closing of the Initial Commitment Amount (as defined in Note 6 to the Consolidated Financial Statements), the Company repaid in full and terminated all of its obligations and commitments (the “Refinancing Transaction”) under the Previous Credit Agreement as defined in Note 6 to the Consolidated Financial Statements. As a result, the Company and the guarantors under the Previous Credit Agreement have no further obligations under the Previous Credit Agreement or the related guarantees other than with respect to the warrants previously issued under the Previous Credit Agreement, some of which remain outstanding. The Company received total net proceeds after the Refinancing Transaction of approximately $6.0 million.

Pursuant to the terms of the Credit Agreement, the Company’s minimum cash balance covenant was lowered to $5.0 million. In addition, there is no right to accelerate repayment of the outstanding debt due to the Company’s Quarterly Reports on Form 10-Q containing any qualification or statement which is of a “going concern” or similar nature during the year ending December 31, 2026.

Based on the Company’s liquidity position and the Company’s current forecast of operating results and cash flows, management determined there is substantial doubt about the Company’s ability to continue as a going concern over the next twelve months following the date of issuance of these Consolidated Financial Statements due to the Company’s debt repayment obligations, recurring losses, and historical negative cash flows. As a result, the Company may require additional liquidity to continue its operations over the next twelve months.

As a result of this conclusion, and due to the Company’s current debt servicing obligations, the long-term portion of the credit facility has been classified as a current liability in the accompanying Consolidated Financial Statements as of March 31, 2026 and December 31, 2025.

The Company continues to evaluate strategies to obtain additional funding for future operations. These strategies include, but are not limited to, requesting the Additional Commitment Amount as defined in Note 6 to the Consolidated Financial Statements, or obtaining additional equity financing. However, there can be no assurance that such funding will be available to the Company when needed, either on favorable terms or at all. The Company’s Consolidated Financial Statements do not include any adjustments to the carrying amount of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the Consolidated Financial Statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2025 filed with the SEC on February 12, 2026 and lodged with the Australian Securities Exchange (“ASX”) on February 13, 2026 (the “2025 Annual Report”).

There have been no changes to the Company’s significant accounting policies as described in the 2025 Annual Report that have had a material impact on the Company’s Consolidated Financial Statements. See the summary of the Company’s significant accounting policies set forth in the notes to its Consolidated Financial Statements included in the 2025 Annual Report.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, which requires disaggregated disclosures of certain costs and expenses in the notes to financial statements. This guidance will be effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU No. 2024-03 on its Consolidated Financial Statements and disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which addresses changes in software development methods and increases the operability of the recognition guidance for improved financial reporting. This guidance is effective for annual reporting periods beginning after December 15, 2027, and for interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU No. 2025-06 on its Consolidated Financial Statements and disclosures.

Use of Estimates

The preparation of the accompanying Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts (including the stand-alone selling price (“SSP”) for the RPD, allowance for credit losses, reserves for inventory excess and obsolescence, carrying value of long-lived assets, useful lives of long-lived assets, accounting for marketable securities, income taxes, fair value of loan facility, fair value of warrants and stock-based compensation) and related disclosures. Estimates have been prepared based on the current and available information. However, actual results could differ from estimated amounts.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held at deposit institutions and cash equivalents. Cash equivalents consist primarily of money market funds. Cash equivalents also include short-term, highly liquid investments with original maturities of three months or less from the date of purchase. The Company held cash at deposit institutions in the amount of $2.2 million and $1.8 million as of March 31, 2026 and December 31, 2025, respectively. The Company does not have cash on deposit denominated in foreign currency in foreign institutions as of March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, the Company held cash equivalents in the amounts of $6.1 million and $8.4 million, respectively.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, trade receivables, and debt and other liabilities. As of March 31, 2026 and December 31, 2025, substantially all the Company’s cash and cash equivalents were deposited in accounts at financial institutions, and those deposited amounts exceed federally insured limits and are, therefore, subject to the risk of bank failure.

As of March 31, 2026 and December 31, 2025, no customer accounted for more than 10% of net accounts receivable. For the three-months ended March 31, 2026 and 2025, no single customer accounted for more than 10% of total revenues.

Revenue Recognition

The Company generates revenues primarily from:

•
The sale of RECELL EOU, RPK and mini RPK (collectively, the “RPKs”), Cohealyx, and PermeaDerm products to hospitals, other treatment centers, and distributors.
•
Lease revenue for the RPD.

The Company’s sale of the RECELL EOU, Cohealyx, and PermeaDerm products are accounted for under ASC 606, Revenue from contracts with customers (“ASC 606”). Revenue for RECELL GO is disaggregated between two accounting standards: (1) ASC 606 for the RPKs and (2) ASC 842, Leases (“ASC 842”) for the RPD.

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

The Company determines the transaction price based on the amount of consideration the Company expects to receive for providing the promised goods or services in the contract. Consideration may be fixed, variable, or a combination of both. At contract inception for arrangements that include variable consideration, the Company estimates the probability and extent of consideration it expects to receive under the contract utilizing either the most likely amount method or expected amount method, whichever best estimates the amount to be received. The Company then considers any constraints on the variable consideration and includes in the transaction price variable consideration to the extent it is deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

When accounting for a contract that contains multiple performance obligations, the Company must develop judgmental assumptions to determine the estimated SSP for each performance obligation identified in the contract. The Company utilizes the observable SSP when available, which represents the price charged for the promised product or service when sold separately. When the SSP for the Company’s products or services are not directly observable, the Company determines the SSP using relevant information available and applies suitable estimation methods including, but not limited to, the cost-plus margin approach. The Company then allocates the transaction price to each performance obligation based on the relative SSP and recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) control is transferred to the customer and the performance obligation is satisfied.

The Company recognizes revenue when its customers obtain control of promised goods or services, in an amount that reflects the consideration which the Company expects to be entitled in exchange for those goods or services. Revenue is recognized net of volume discounts (variable consideration). For the Company’s contracts that have an original duration of one year or less, since contract inception and customer payment occur within the same period, the Company does not consider the time value of money. Further, because of the short duration of these contracts, the Company has not disclosed the transaction price for the remaining performance obligations as of each reporting period or when the Company expects to recognize this revenue. The Company has further applied the practical expedient to exclude sales tax in the transaction price and expense contract acquisition costs, such as commissions and shipping and handling expenses, as incurred.

Revenue recognition for contracts that are within the scope of ASC 606 and ASC 842

The Company enters into contracts with customers where it receives consideration for the RPKs and does not receive additional consideration for the RPD. As a result, judgment and analysis are required to determine the appropriate accounting, including: (i) whether the arrangement contains an embedded lease, and if so, whether such embedded lease is a sales-type lease or an operating lease, (ii) the amount of the total consideration, including any variable consideration, (iii) the identification of the distinct performance obligations contained within the arrangement, (iv) how the arrangement consideration should be allocated to each performance obligation when multiple performance obligations exist, including the determination of standalone selling price, and (v) when to recognize revenue on the performance obligations.

In determining whether the lease components are related to a sales-type lease or an operating lease, the Company evaluates if the lease transfers ownership at the end of the lease term, the existence of purchase options, the lease term in relation to the economic life of the asset, if the lease payments exceed the fair value of the asset, and if the asset is of a specialized nature. The Company also evaluates if the lease results in a loss at the lease commencement date. As the lease term for the RPD is for a major part of the economic life of the asset, the lease meets the classification criteria for a sales-type lease. However, to determine if the contract results in a loss at the lease commencement date, the Company evaluated the consideration in the contract. The consideration at lease commencement does not contain fixed payments, purchase options, penalty payments or residual value guarantees. The variable consideration is related to the sale of the RPKs. As the variable lease payments are not dependent on an index or rate, the variable lease payments are excluded from consideration at contract inception resulting in a loss at lease commencement. As such, the Company classifies the lease as an operating lease.

The contracts contain an operating lease component, the RPD, and non-lease components, the RPKs. The lease component will be accounted for under ASC 842 and the non-lease component will be accounted for under ASC 606, as described above. In accordance with ASC 842, the consideration in the contract will be allocated to each separate lease component and non-lease component of the contract. The consideration is allocated to these lease and non-lease components based on the SSP (as described above for contracts within the scope of ASC 606). In accordance with ASC 842, variable lease payments will be recognized once the sale of the RPKs occurs and control has transferred to the customer. Consideration will be allocated to the RPD and the RPKs based on the SSP. Consideration related to the RPD will be recognized as Lease revenue and consideration related to the RPKs will be recognized as Sales revenues in accordance with guidance in ASC 606, as described above, upon transfer of control of the RPKs, which generally occurs at the time the product is shipped or delivered, depending on the customer's shipping terms.

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

3. Marketable Securities

The following table summarizes the amortized cost and estimated fair values of securities available-for-sale:

	As of March 31, 2026
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
(in thousands)
Cash equivalents:
Money market funds	$4,079	$-	$-	$4,079
U.S. Treasury securities	1,996	-	-	1,996
Total cash equivalents	$6,075	$-	$-	$6,075
Current marketable securities:
U.S. Treasury securities	$5,953	$-	$(1)	$5,952
Total current marketable securities	$5,953	$-	$(1)	$5,952

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
(in thousands)
Cash equivalents:
Money market funds	$8,448	$-	$-	$8,448
Total cash equivalents	$8,448	$-	$-	$8,448
Current marketable securities:
U.S. Treasury securities	$7,938	$4	$-	$7,942
Total current marketable securities	$7,938	$4	$-	$7,942

The maturities of the Company’s available-for-sale securities are summarized in the following table using contractual maturities. Actual maturities may differ from contractual maturities due to obligations that are called or prepaid.

	As of March 31, 2026		As of December 31, 2025
(in thousands)	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Due in one year or less	$5,953	$5,952	$7,938	$7,942

Unrealized gains and losses, net of any related tax effects for available-for-sale securities are excluded from earnings and are included in other comprehensive loss and reported as a separate component of stockholders' equity until realized. Realized gains and losses on marketable securities are included in Other expense, net, in the accompanying Consolidated Statements of Operations. The Company had a net unrealized loss of $1,000 and net unrealized gain of $4,000 as of March 31, 2026 and December 31, 2025, respectively. The Company did not have sales of investments during the three-months ended March 31, 2026 and 2025 that resulted in realized gains or losses. As of March 31, 2026 and December 31, 2025, the Company did not recognize credit losses. The Company has accrued interest income receivable of $12,000 and $21,000 as of March 31, 2026 and December 31, 2025, respectively, recorded in Prepaids and other current assets in the Consolidated Balance Sheets.

4. Fair Value Measurements

ASC 820, Fair Value Measurement, the authoritative guidance on fair value measurements, establishes a framework with respect to measuring assets and liabilities at fair value on a recurring basis and non-recurring basis. Under the framework, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as of the measurement date. The framework also establishes a three-tier hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability, and are developed based on the best information available in the circumstances. The hierarchy consists of the following three levels:

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	As of March 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$4,079	$-	$-	$4,079
U.S. Treasury securities	-	1,996	-	1,996
Total cash equivalents	$4,079	$1,996	$-	$6,075
Current marketable securities:
U.S. Treasury securities	$-	$5,952	$-	$5,952
Total current marketable securities	$-	$5,952	$-	$5,952
Total marketable securities and cash equivalents	$4,079	$7,948	$-	$12,027
Financial liabilities:
Loan Facility	$-	$-	$46,139	$46,139
Warrant liabilities	-	-	2,193	2,193
Non-qualified deferred compensation plan liability	-	3,860	-	3,860
Total financial liabilities	$-	$3,860	$48,332	$52,192
Financial assets:
Corporate-owned life insurance policies	$-	$3,044	$-	$3,044
Total financial assets	$-	$3,044	$-	$3,044

	As of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$8,448	$-	$-	$8,448
Total cash equivalents	$8,448	$-	$-	$8,448
Current marketable securities:
U.S. Treasury securities	$-	$7,942	$-	$7,942
Total current marketable securities	$-	$7,942	$-	$7,942
Total marketable securities and cash equivalents	$8,448	$7,942	$-	$16,390
Financial liabilities:
Loan Facility	$-	$-	$42,984	$42,984
Warrant liabilities	501	-	742	1,243
Non-qualified deferred compensation plan liability	-	3,973	-	3,973
Total financial liabilities	$501	$3,973	$43,726	$48,200
Financial assets:
Corporate-owned life insurance policies	$-	$3,116	$-	$3,116
Total financial assets	$-	$3,116	$-	$3,116

The following table presents the summary of changes in the fair value of the Company’s Level 3 financial instruments:

	As of March 31, 2026		As of December 31, 2025
(in thousands)	Loan facility	Warrant liability	Loan facility	Warrant liability
Balance beginning of period	$42,984	$742	$42,245	$3,432
Extinguishment of Previous Credit Agreement	(42,984)	-	-	-
Loan Facility fair value, at issuance	48,357	1,043	-	-
Change in fair value in earnings	(198)	408	1,322	(2,690)
Change in fair value in other comprehensive loss	(2,020)	-	(583)	-
Balance end of period, at fair value	$46,139	$2,193	$42,984	$742

The Company’s Level 1 assets include money market instruments and are valued based upon observable market prices. The Company’s Level 1 liabilities included the Penny Warrants (as defined below) which were valued based upon observable market prices. Level 2 assets consist of U.S Treasury securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. The corporate-owned life insurance contracts are recorded at cash surrender value, which approximates the fair value and is categorized as Level 2. Non-qualified deferred compensation plan liability is measured at fair value based on quoted prices of identical instruments to the investment vehicles selected by the participants, and is recorded as Level 2. There were no transfers between fair value measurement levels during the periods ended March 31, 2026 and December 31, 2025.

Loan Facility

The fair value of the loan facility was determined using a discounted cash flow method to value the initial term loan using a risk-free interest rate of 3.90% as of March 31, 2026. The valuation was performed based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the loan facility is recorded in the Consolidated Balance Sheets. The fair value is estimated by the Company each reporting period and the change in the fair value is recorded in both earnings and other comprehensive income, depending on both the instrument's inherent credit risk and the market risk related to the debt valuation.

Warrant Liabilities

On the Closing Date, as defined in Note 6 to the Consolidated Financial Statements, the Company agreed to issue, subject to shareholder approval, warrants to purchase up to 650,000 shares of Common Stock, par value $0.0001 per share, at an exercise price set at the lower of two 10-day VWAPs: (i) the 10-day VWAP ending on the business day immediately prior to the Closing Date (i.e., 12 January 2026), which VWAP is $3.4019; or (ii) the 10-day VWAP ending on the business day immediately prior to the issuance date of the warrants (the “Perceptive Warrants”). The fair value of the Perceptive Warrants liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the Perceptive Warrants liability, which is reported within Warrant liabilities on the Consolidated Balance Sheets, is estimated by the Company based on the Black-Scholes option pricing model with the following key inputs:

As of March 31, 2026
Price of common stock	$3.70
Expected term	10.50 years
Expected volatility	48.15%
Exercise price	$3.4019
Risk-free interest rate	4.28%
Expected dividends	0.00%

On February 13, 2025, the Company issued 145,180 warrants with an exercise price of $0.01 per share (the “Penny Warrants”). The Penny Warrants were issued in connection with the Previous Credit Agreement as defined in Note 6 of the Consolidated Financial Statements. On March 4, 2026, the Penny Warrants were exercised and 144,895 shares of the Company’s common stock (“Common Stock”) were issued.

The fair value of the Penny Warrants liability was determined based on quoted prices in active markets, which represents a Level 1 measurement within the fair value hierarchy. The fair value of the Penny Warrants liability, which was reported within Warrant liabilities on the Consolidated Balance Sheets, was estimated by the Company based on the closing price of the Common Stock as quoted on the Nasdaq Capital Market (“Nasdaq”) under the ticker code, “RCEL.”

On October 18, 2023, the Company issued 409,661 warrants with an exercise price of $10.9847 per share as consideration for the Previous Credit Agreement as defined in Note 6 to the Consolidated Financial Statements. As a result of the issuance of Common Stock via a private placement on the ASX on August 12, 2025, the exercise price of these warrants was adjusted to $10.218 (the “$10.218 Warrants”). The fair value of the $10.218 Warrants liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the $10.218 Warrants liability, which is reported within Warrant liabilities on the Consolidated Balance Sheets, is estimated by the Company based on the Black-Scholes option pricing model with the following key inputs:

	As of
	March 31, 2026	December 31, 2025
Price of common stock	$3.70	$3.45
Expected term	7.56 years	7.80 years
Expected volatility	79.78%	68.94%
Exercise price	$10.2180	$10.2180
Risk-free interest rate	4.11%	3.97%
Expected dividends	0.00%	0.00%

5. Revenues

The Company generates revenues primarily from:

•
The sale of EOU, RECELL GO RPK, RECELL GO mini RPK, Cohealyx, and PermeaDerm products to hospitals, other treatment centers, and distributors.
•
Lease revenue for the RECELL GO RPD.

EOU, Cohealyx, and PermeaDerm Sales

The Company’s sale of the EOU, Cohealyx, and PermeaDerm products are accounted for under ASC 606, as discussed in Note 2 to the Consolidated Financial Statements. See Note 11 to the Consolidated Financial Statements for additional information regarding the Company’s commitments with Regenity and Stedical.

RECELL GO and RECELL GO mini Sales

Revenue for the RECELL GO device is disaggregated between two accounting standards: (1) ASC 606 for the RPK, and (2) ASC 842 for the RPD. The RECELL GO and RECELL GO mini devices consist of single-use RPKs and a durable AC powered device, the RPD. The Company enters into contracts with customers where it receives consideration for the single-use RPKs and does not receive additional consideration for the RPD. The consideration in the contract is allocated based on the SSP. Upon sale of the RPKs, the consideration is allocated to the lease (RPD) and non-lease (RPK) components. Consideration received for the RPK is recorded in Sales revenue in the Consolidated Statement of Operations; and consideration for the lease is recorded in Lease revenue in the Consolidated Statement of Operations. During the three-months ended March 31, 2026, the Company recorded approximately $9.4 million in Sales revenue related to the RPKs, and $187,000 in Lease revenue related to the RPD in the Consolidated Statement of Operations. During the three-months ended March 31, 2025, the Company recorded approximately $9.5 million in Sales revenue related to the RPKs, and $189,000 in Lease revenue related to the RPD in the Consolidated Statement of Operations.

Distributor Transactions

For international markets, the Company exclusively partners with third-party distributors (currently, Aleamed in Benelux, Asclepios GmbH in Germany, COSMOTEC in Japan, Joint Operations Ltd in the United Kingdom, medicalsol in Switzerland, Revolution Surgical Pty Ltd in Australia and New Zealand, and Sorbion in Austria). Revenue recognition occurs when the distributors obtain control of the product. The terms of sales transactions through distributors are generally consistent with the terms of direct sales to customers and do not contain return rights. These transactions are accounted for in accordance with the Company’s revenue recognition policy described in Note 2 to the Consolidated Financial Statements.

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

Volume Discounts — The Company generally provides contracted customers with volume discounts that are explicitly stated in the Company’s customer contracts. RECELL is sold with respective volume discounts based on aggregated sales over a 12-month period on a customer-by-customer basis. Revenue from these sales is recognized based on the price specified in the contract, net of estimated volume discounts, and net of any sales tax charged. Goods sold are not eligible for return. The Company has determined such discounts are not distinct from the Company’s sale of products to the customer and, therefore, these payments have been recorded as a reduction of revenue and as a reduction to accounts receivable, net.

Contract Balances

Accounts receivable are recorded net of customer allowances for expected credit losses. Accounts receivable, net as of March 31, 2026, December 31, 2025, and December 31, 2024 were $9.9 million, $9.1 million, and $11.8 million, respectively.

Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance for which the Company does not have the right to payment. As of March 31, 2026 and December 31, 2025, the Company does not have any contract assets.

Contract liabilities are recorded when the Company receives payment prior to satisfying its obligation to transfer goods to a customer. The Company had unsatisfied performance obligations of $315,000 and $323,000 as of March 31, 2026 and December 31, 2025, respectively. These balances are classified between current and long-term. As of March 31, 2026 and December 31, 2025, a total of $33,000 was included in Other current liabilities and $282,000 and $290,000, respectively, in Contract liabilities in the Consolidated Balance Sheets. As of December 31, 2024, the Company had an unsatisfied performance obligation of $357,000.

For the three-months ended March 31, 2026 and 2025, the Company recognized revenue of approximately $8,000 and $64,000, respectively, for amounts included in the beginning balance of Contract liabilities.

Remaining Performance Obligations

The Company’s remaining performance obligations are calculated as the dollar value of the remaining unsatisfied performance obligations on executed contracts. The estimated revenue expected to be recognized in the future once the performance obligations are satisfied under the Company’s existing customer agreements was $315,000 and $323,000, as of March 31, 2026 and December 31, 2025, respectively. These amounts are classified between current and long-term in Other current liabilities and Contract liabilities in the Consolidated Balance Sheets. The Company expects to recognize approximately $33,000 as revenue in the next twelve months.

Cost to Obtain and Fulfill a Contract

Contract fulfillment costs include commissions and shipping expenses. The Company has opted to immediately expense the incremental cost of obtaining a contract when the underlying related asset would have been amortized over one year or less. The Company generally does not incur costs to obtain new contracts.

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers into geographical regions, by customer type and by product. As noted in the segment footnote (Note 10 to the Consolidated Financial Statements), the Company’s business consists of one reporting segment. A reconciliation of revenue by geographical region, customer type, and product is provided in Note 10.

6. Loan Facility

On January 13, 2026 (the “Closing Date”), the Company entered into a Credit Agreement and Guaranty (the “Credit Agreement”), and Security Agreement (the “Security Agreement”), by and between the Company, as borrower, and Perceptive Advisors LLC (the “Lender”). The Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $60.0 million (the “Loan Facility”), of which $50.0 million was borrowed on the Closing Date (the “Initial Commitment Amount”). In addition, an aggregate of $10.0 million will be made available, at the Company’s discretion, on or before March 31, 2027, subject to a net revenue requirement (the “Additional Commitment Amount”).

On the Closing Date, the Company closed on the Initial Commitment Amount, less certain fees and expenses payable to or on behalf of the Lender. Also on the Closing Date, and in connection with the entry into the Credit Agreement, the Company repaid in full and terminated all of its obligations and commitments under the Previous Credit Agreement (as defined below). The Company received net proceeds of approximately $6.0 million upon closing after repaying in full the Previous Credit Agreement and deducting the Lender’s transaction costs in connection with the Loan Facility.

The indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets and will accrue interest at a rate equal to the greater of (a) forward-looking one-month term SOFR rate and (b) four percent (4%) per annum, plus seven and a half percent (7.5%). As of March 31, 2026, the interest rate was 11.5%. During an event of default, any outstanding amount will bear interest at a rate of 4% in excess of the otherwise applicable rate of interest. The Company paid certain fees with respect to the Loan Facility, including an upfront fee and certain other fees and expenses of the Lender.

On the Closing Date, the Company agreed to issue to the Lender, subject to shareholder approval, warrants to purchase up to 650,000 shares of Common Stock, par value $0.0001 per share, at an exercise price set at the lower of two 10-day VWAPs: (i) the 10-day VWAP ending on the business day immediately prior to the Closing Date (i.e., 12 January 2026), which VWAP is $3.4019; or (ii) the 10-day VWAP ending on the business day immediately prior to the issuance date of the warrants, with a term of 10 years from the issuance date. The Perceptive Warrants (as defined in Note 4) contains customary share adjustment provisions, as well as weighted average price protection in certain circumstances.

Under the terms of the Credit Agreement, and as set forth in a fee letter between us and the Lender (the “Fee Letter”), the Company will pay certain fees with respect to the Loan Facility, including (a) an exit fee equal to 5% of the aggregate principal amount borrowed by us under the Credit Agreement in the event that the Company fails to secure shareholder approval of the issuance of the Perceptive Warrants (the “Warrant Shareholder Approval”) on or prior to September 30, 2026, and (b) a prepayment premium ranging from 1% to 10% of the amount of the Loan Facility that is prepaid upon any voluntary or mandatory prepayment (including as a result of an acceleration), together with certain other fees and expenses of the Lender.

The Credit Agreement contains certain customary events of default, including with respect to nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; material defaults on other indebtedness; insolvency; loss of certain key permits, persons and contracts; material adverse effects; certain regulatory matters; and change of control. Additionally, the Company’s failure to obtain the Warrant Shareholder Approval on or prior to November 30, 2026 shall constitute an event of default under the Credit Agreement.

The Credit Agreement contains a number of customary representations, warranties, and covenants that, among other things, will limit or restrict the ability of the Company and its subsidiaries to (subject to certain qualifications and exceptions): create liens and encumbrances; incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends or make other payments in respect of their capital stock; redeem or repurchase certain debt; engage in certain transactions with affiliates; and enter into certain restrictive agreements. Among such covenants, the Credit Agreement includes a financial maintenance test, beginning at the end of the fiscal quarter ending March 31, 2026, that requires the Obligors to maintain a specified minimum net revenue for each trailing twelve-month period ending on the last day of a fiscal quarter occurring prior to the maturity date of the Loan Facility. In addition, the Credit Agreement requires the Company to ensure that the Obligors maintain in the aggregate at least $5 million of unrestricted cash at all times.

As permitted under ASC 825, the Company elected the fair value option to account for the Credit Agreement, and recorded the Loan Facility and the Perceptive Warrants at fair value with changes in fair value recorded in the Consolidated Statements of Operations in Other expense, net. Changes related to instrument specific credit risk are recorded in other comprehensive income in the Consolidated Balance Sheets. The Company incurred debt issuance costs of approximately $0.4 million, which were expensed as incurred and recorded in Other expense, net. The difference between the fair value of the Loan Facility and the unpaid principal balance of $50.0 million is a reduced liability of $3.9 million as of March 31, 2026. The difference between the fair value of the Previous Credit Agreement and the unpaid principal balance of $40.0 million is an additional liability of $3.0 million as of December 31, 2025. For changes in fair value refer to Note 4 to the Consolidated Financial Statements.

Previous Credit Agreement

In connection with the Refinancing Transaction, the Company repaid all outstanding indebtedness under its credit agreement with an affiliate of OrbiMed Advisors, LLC (the “Previous Credit Agreement”) and terminated all obligations and commitments thereunder. As a result, the Company and the guarantors under the Previous Credit Agreement have no further obligations under the Previous Credit Agreement or the related guarantees other than with respect to the $10.218 Warrants previously issued under the Previous Credit Agreement, which remain outstanding. For further details, refer to Note 4 to the Consolidated Financial Statements.

7. Inventory

The composition of the inventory is as follows (in thousands):

	As of
	March 31, 2026	December 31, 2025
Raw materials	$1,800	$1,895
Work in process	105	116
Finished goods	4,212	4,915
Total inventory	$6,117	$6,926

The Company values its inventories to reflect the lower of cost or net realizable value. Charges for estimated excess and obsolescence are recorded in Cost of sales in the Consolidated Statements of Operations, and were $57,000 and $313,000 for the three-months ended March 31, 2026 and 2025, respectively.

8. Intangible Assets

The composition of intangible assets, net is as follows (in thousands):

	As of March 31, 2026				As of December 31, 2025
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Carry Amount	Gross Amount	Accumulated Amortization	Net Carry Amount
Patent 1	7	143	(60)	83	143	(57)	86
Patent 2	8	238	(92)	146	238	(87)	151
Patent 3	14	118	(26)	92	118	(24)	94
Patent 4	15	80	(13)	67	80	(12)	68
Patent 5	5	55	(16)	39	55	(15)	40
Patent 6	1	152	(96)	56	154	(84)	70
Regenity License	9	5,000	(625)	4,375	5,000	(500)	4,500
Capitalized Software	2	635	(105)	530	635	(53)	582
Trademarks	Indefinite	54	-	54	54	-	54
Total intangible assets		$6,475	$(1,033)	$5,442	$6,477	$(832)	$5,645

For the three-months ended March 31, 2026 and 2025, the Company did not identify any events or changes in circumstances that indicated that the carrying value of its intangibles may not be recoverable. As such, there was no impairment of intangible assets recognized for the three-months ended March 31, 2026 and 2025. Amortization expense of intangibles included in the Consolidated Statements of Operations was $204,000 and $135,000 for the three-months ended March 31, 2026 and 2025, respectively. Due to Regenity receiving 510(k) clearance for Cohealyx in December 2024, the Company recorded a license (the “Regenity License”) of $5.0 million. For further details refer to Note 11 to the Consolidated Financial Statements.

The Company expects the future amortization of amortizable intangible assets held at March 31, 2026 to be as follows (in thousands):

Estimated Amortization Expense
Remainder of 2026	$579
2027	758
2028	705
2029	547
2030	547
Thereafter	2,252
Total	$5,388

9. Plant and Equipment

The composition of plant and equipment, net is as follows (in thousands):

		As of
	Useful Lives	March 31, 2026	December 31, 2025
Computer equipment	3 - 5 years	$1,885	$1,867
Computer software	3 years	923	923
Construction in progress (“CIP”)		3	17
Furniture and fixtures	7 years	1,221	1,221
Laboratory and other equipment	3 - 5 years	1,290	1,247
Leasehold improvements	Lesser of life or lease term	4,882	4,882
RECELL molds	5 years	606	606
RECELL GO RPD CIP		916	999
RECELL GO RPD		368	343
Operating lease assets - RPD	200 uses	1,640	1,630
Less: accumulated amortization and depreciation		(5,523)	(5,105)
Total plant and equipment, net		$8,211	$8,630

RECELL GO RPD CIP consists of materials for the manufacture of the RPDs. RPDs have a useful life of 200 uses and are being amortized based on customer usage as determined by orders placed for the sales of the RPKs. RECELL GO RPD represents assets available to be leased by customers and are not depreciated until leased.

Depreciation expense related to plant and equipment was $400,000 and $385,000 for the three-months ended March 31, 2026 and 2025, respectively. No impairment was recorded for the three-months ended March 31, 2026 and 2025.

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

The table below summarizes the Company's Lease revenue as presented in the Consolidated Statement of Operations for the three-months ended March 31, 2026 and 2025.

	Three-Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Variable lease revenue	$187	$189

Assets held for lease and included in Plant and equipment consisted of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Rental RPD assets	$1,640	$1,630
Accumulated depreciation	(119)	(98)
Net rental RPD assets	$1,521	$1,532

10. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. Long-lived assets are primarily located in the United States as of March 31, 2026 and December 31, 2025.

Revenue by region for the three-months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three-Months Ended
	March 31, 2026	March 31, 2025
Revenue by region:
United States	$18,570	$17,756
Japan	439	634
European Union	-	49
Australia	40	40
United Kingdom	202	35
Total	$19,251	$18,514

Revenue by customer type for the three-months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three-Months Ended
	March 31, 2026	March 31, 2025
Revenue by customer type:
Commercial sales	$19,243	$18,450
Deferred commercial revenue recognized	8	8
BARDA revenue for right of first access	-	56
Total	$19,251	$18,514

Commercial revenue by product for the three-months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three-Months Ended
	March 31, 2026	March 31, 2025
Commercial revenue by product:
RECELL	$17,121	$17,675
Other wound care products	1,935	586
Lease revenue	187	189
Total commercial sales	$19,243	$18,450

Consolidated net loss by segment for the three-months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three-Months Ended
	March 31, 2026	March 31, 2025
Total revenues	$19,251	$18,514
Purchases of inventory	(2,778)	(2,497)
Other cost of sales	(745)	(336)
Gross profit	15,728	15,681
Operating expenses:
Sales and marketing	(12,841)	(14,834)
General and administrative	(6,061)	(6,390)
Research and development	(5,629)	(6,284)
Total operating expenses	(24,531)	(27,508)
Operating loss	(8,803)	(11,827)
Interest expense	(1,424)	(1,233)
Other expense, net	(395)	(791)
Loss before income taxes	(10,622)	(13,851)
Income tax benefit (expense)	11	(8)
Net loss	$(10,611)	$(13,859)

11. Commitments and Contingencies

The Company is subject to certain contingencies arising in the ordinary course of business. The Company records accruals for these contingencies to the extent that a loss is both probable and reasonably estimable. If some amount within a range of loss appears more likely than any other amount within the range, that amount is accrued. Alternatively, when no amount within a range of loss appears to be a better estimate than any other amount, the lowest amount in the range is accrued. The Company expenses legal costs associated with loss contingencies as incurred. As of March 31, 2026 and December 31, 2025, the Company did not have any outstanding or threatened litigation that would have a material impact on the Consolidated Financial Statements.

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

Under the terms of the Regenity Agreement, the Company made a $2.0 million payment upon receipt of 510(k) clearance by Regenity in December 2024. Depending on the results of certain clinical studies related to Cohealyx, the Company has an additional obligation to pay $3.0 million on or before January 4, 2026, to guarantee development and manufacturing capacity (and related resources). As such, upon Regenity receiving 510(k) clearance in December 2024, the Company recorded $5.0 million in Intangible assets, net on the Consolidated Balance Sheets.

On December 17, 2025, the Company entered into Amendment One to the Regenity Agreement (the “Regenity Amendment”). Under the terms of the Regenity Amendment, the Company’s obligation to pay $3.0 million was amended to on or before January 4, 2027 to guarantee development and manufacturing capacity (and related resources). The Regenity Amendment also extended the 50/50 revenue split between the Company and Regenity through 2027, after which it will convert to 60/40. As of March 31, 2026 and December 31, 2025, the Company recorded this $3.0 million obligation in Contingent liability and Contingent liability, long-term, respectively, on the Consolidated Balance Sheets.

Commitments with Stedical

On January 26, 2024, the Company entered into the Distribution Agreement with Stedical. Under the terms of the Distribution Agreement, the Company holds the exclusive rights to market, sell, and distribute PermeaDerm products, including any future enhancements or modifications, within the United States. The initial term is for five years, with the option to renew for an additional five years, contingent upon meeting certain minimum requirements.

On March 17, 2025, the Company and Stedical entered into an Amendment Two (the “Amendment”) of the Distribution Agreement. Under the terms of the Amendment, the Company’s share of revenue from PermeaDerm sales increased from 50% to 60% and Stedical becomes eligible for certain milestone payments conditioned upon AVITA Medical’s achievement of specified sales targets. In addition, Stedical’s share from the sale of PermeaDerm is reduced by the Company’s actual cost to manufacture PermeaDerm. For 2025, the Company was required to reach $6.0 million in gross sales of PermeaDerm. For every year thereafter, the Company must achieve a minimum 20% increase in revenue from sales of PermeaDerm. In the event the Company fails to achieve the specified growth rate for two subsequent years, the Company has the option to make a cash payment to Stedical equal to the difference between what Stedical would have received if those two growth targets had been met for those two consecutive years and the amount of payments that were made to Stedical over that two year period. The Amendment revises the initial term of the Distribution Agreement to ten years from the date of the Amendment.

Simultaneously to entering into the Amendment, on March 17, 2025, the Company entered into the Manufacturing Agreement with Stedical to manufacture PermeaDerm in the United States for the purposes of (i) sale in the United States under the terms of the Distribution Agreement and (ii) sale to Stedical for sale or distribution outside of the United States. The initial term of the Manufacturing Agreement is ten years.

12. Common and Preferred Stock

The Company’s CHESS Depositary Interests (“CDIs”) are quoted on the ASX under the ticker code, “AVH.” Shares of Common Stock are quoted on Nasdaq under the ticker code, “RCEL.” Every five CDIs on ASX represents one share of Common Stock.

The Company is authorized to issue 200,000,000 shares of Common Stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share, issuable in one or more series as designated by the Company’s Board of Directors. No other class of capital stock is authorized. As of March 31, 2026 and December 31, 2025, 30,776,689 and 30,571,662 shares of Common Stock, respectively, were issued and outstanding and no shares of Preferred stock were issued and outstanding during any period.

Common Stock held in the rabbi trust is classified in a manner similar to treasury stock and presented separately on the Consolidated Balance Sheets as Common Stock held by the NQDC Plan. As of March 31, 2026 and December 31, 2025, a total of 76,621 and 135,493 shares underlying awards have been deferred, respectively. Vested shares are converted to Common Stock and are reclassified to permanent equity.

13. Stock-Based Payment Plans

Stock-Based Payment Expenses

Stock-based payment transactions are recognized as compensation expense based on the fair value of the instrument on the date of grant. The Company uses the graded-vesting method to recognize compensation expense. Compensation cost is reduced for forfeitures as they occur in accordance with ASU 2016-09, Simplifying the Accounting for Share-Based Payment. No income tax benefit was recognized in the Consolidated Statements of Operations for stock-based payment arrangements for the three-months ended March 31, 2026 and 2025.

In June 2023, the stockholders approved the Company’s Employee Stock Purchase Plan (the “ESPP”), which became effective on July 1, 2023. On June 30, 2023, the Company filed a Registration Statement on Form S-8 to register 1,000,000 shares of Common Stock under the ESPP, as a result of the Company’s stockholders approving the ESPP at the 2023 annual meeting of stockholders. The ESPP features two six-month offering periods per year, running from June 1 to November 30 and December 1 to May 31.

The Company has included stock-based compensation expense for all equity awards and the ESPP as part of operating expenses in the accompanying Consolidated Statements of Operations as follows:

	Three-Months Ended
	March 31, 2026	March 31, 2025
Sales and marketing expenses	$483	$504
General and administrative expenses	174	1,579
Research and development expenses	444	611
Total	$1,101	$2,694

A summary of share option activity as of March 31, 2026, and changes during the period ended, is presented below:

	Service Only Share Options	Performance-Based Share Options	Total Share Options
Outstanding shares at December 31, 2025	4,365,603	171,301	4,536,904
Granted	727,470	-	727,470
Exercised	-	-	-
Expired	(179,629)	(27,112)	(206,741)
Forfeited	(32,206)	-	(32,206)
Outstanding shares at March 31, 2026	4,881,238	144,189	5,025,427
Exercisable at March 31, 2026	2,592,805	134,595	2,727,400
Vested and expected to vest - March 31, 2026	4,881,238	144,189	5,025,427

A summary of the status of the Company’s unvested RSUs as of March 31, 2026, and changes that occurred during the period, is presented below:

Tenure-Based RSUs
Unvested RSUs outstanding at December 31, 2025	67,048
Granted	738,140
Vested	(60,132)
Forfeited	(13,560)
Unvested RSUs outstanding at March 31, 2026	731,496

14. Income Taxes

Tax benefit (expense) for the three-months ended March 31, 2026 and 2025 was a tax benefit of $11,000 and tax expense of $8,000, respectively. For 2026, these amounts are related to federal income taxes offset by state minimum taxes. For 2025, these amounts are related to state minimum taxes.

15. Net Loss per Share

The following is a reconciliation of the basic and diluted loss per share computations:

	Three-Months Ended
	March 31, 2026	March 31, 2025
(in thousands, except share and per share amounts)
Net loss	$(10,611)	$(13,859)
Weighted-average common shares—outstanding, basic and diluted	30,540,872	26,253,565
Net loss per common share, basic and diluted	$(0.35)	$(0.53)

	Three-Months Ended
	March 31, 2026	March 31, 2025
Anti-dilutive shares excluded from diluted net loss per common share:
Stock options	5,025,427	4,518,622
Restricted stock units	731,496	101,988
ESPP	134,489	79,735
Warrants	409,661	554,841

The Company’s basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of Common Stock outstanding for the relevant period. In accordance with ASC 710, shares of Common Stock held by the rabbi trust are excluded from the denominator in both the basic and the diluted net loss per common share calculations. As of March 31, 2026 and 2025, a total of 76,621 and 126,506 shares of Common Stock were excluded, respectively. For the purposes of the calculation of diluted net loss per share, options to purchase Common Stock, restricted stock units, and unvested shares of Common Stock issued upon the early exercise of stock options have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. Because the Company has reported a net loss for the three-months ended March 31, 2026 and 2025, diluted net loss per common share is the same as the basic net loss per share for those periods.

16. Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that except as disclosed below, no events have occurred that would require adjustment to, or disclosures in, the Consolidated Financial Statements.

BARDA Agreement

On April 8, 2026, the Company announced it entered into a ten-year agreement with the Biomedical Advanced Research and Development Authority (“BARDA”), part of the Administration for Strategic Preparedness and Response within the U.S. Department of Health and Human Services. Under the agreement, the Company will maintain an inventory of RECELL products available for immediate deployment upon notice from BARDA, support surge procurement of additional product to ensure scalable emergency response capacity, and provide logistics, quality assurance, and deployment readiness to meet BARDA’s mission for preparedness.

The agreement carries a total potential value of up to $25.5 million over ten years, including procurement options. Of this amount, approximately $3.97 million, paid over ten years, is expected revenue to the Company in the form of annual access-maintenance fees and readiness support, while the balance reflects procurement options that BARDA may exercise over the contract term.

Appointments of President and Chief Executive Officer and Chair of the Board

Effective April 30, 2026, the Company’s Board of Directors (the “Board”) appointed Cary Vance, the Company’s Interim Chief Executive Officer, as the Company’s President and Chief Executive Officer. Simultaneously with Mr. Vance’s appointment, the Board appointed Jan Stern Reed as Chair of the Board and discontinued her previous position as Lead Independent Director. Mr. Vance will continue to serve on the Board of Directors as an executive director.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of AVITA Medical, Inc.’s (“AVITA Medical”, the “Company”), “we”, “our”, or “us”) financial condition and results of operations should be read in conjunction with our unaudited Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q as well as the “Note Regarding Forward-Looking Statements” on page 3.

Overview

We are a leading therapeutic acute wound care company delivering transformative solutions. Our solutions improve the healing outcomes for patients with traumatic injuries and surgical repairs, addressing critical healing needs that arise from unpredictable and life-changing events. At the forefront of our portfolio is RECELL® (“RECELL”), approved by the U.S. Food & Drug Administration (the “FDA”) for the treatment of thermal burn wounds and full-thickness skin defects. RECELL harnesses the healing properties of a patient’s own skin to create an autologous skin cell suspension, Spray-On Skin™, offering an innovative solution for improved clinical outcomes at the point of care. We entered into an exclusive multi-year development and distribution agreement with Collagen Matrix, Inc. dba Regenity Biosciences (“Regenity”). Regenity manufactures and supplies Cohealyx™, an AVITA Medical-branded, FDA-cleared, collagen-based dermal matrix. Under the agreement with Regenity, we hold the exclusive rights to market, sell, and distribute Cohealyx in the U.S., with the potential to expand such commercialization into the European Union, Australia, and Japan. In addition, in the United States, we hold the rights to manufacture and exclusively market, sell, and distribute PermeaDerm®, a biosynthetic wound matrix, under the terms of exclusive multi-year distribution and contract manufacturing agreements with Stedical Scientific, Inc. (“Stedical”).

The single-use RECELL Autologous Cell Harvesting Device (“RECELL Ease-of-Use” or “RECELL EOU”) is approved by the FDA for the treatment of thermal burn wounds and full-thickness skin defects. Our next-generation device, RECELL GO® Autologous Cell Harvesting Device (“RECELL GO”), is FDA-approved to treat thermal burn wounds and full-thickness skin defects. RECELL GO introduces enhanced features that improve consistency and standardization across clinical settings. It consists of two components: the RECELL GO Processing Device (the “RPD”) and the RECELL GO Preparation Kit (the “RPK”). The RPD is a multi-use, AC-powered device that controls the RPK. The RPK contains a single-use cartridge and the RECELL Enzyme™. The RPD regulates the pressure applied to disaggregate the cells and precisely controls the incubation time of the RECELL Enzyme to optimize cell yield and promote cell viability. RECELL GO mini® Autologous Cell Harvesting Device (“RECELL GO mini”), which was approved by the FDA in December 2024, is a line extension of RECELL GO, designed specifically to treat smaller wounds up to 480 cm2. It utilizes the same RPD but features a RECELL GO mini Preparation Kit, which includes a single-use RECELL GO mini cartridge optimized for smaller skin samples. These modifications are intended to align with the needs of clinicians treating smaller wounds, and to support broader adoption of the RECELL GO platform in trauma centers.

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
•
Commercializing and expanding adoption of Cohealyx as a dermal matrix that supports wound bed preparation and meaningfully reduces mean time to skin grafting;
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
•
Driving commercial revenue growth, improving operating leverage, generating positive cash flow, and achieving long-term operating profitability; and
•
Pursuing additional business development opportunities complementary to our target wound care markets.

Business Environment and Current Trends

Changes in reimbursement rates and coverage policy by third party payors may place additional financial pressure on hospitals and the broader healthcare system. These changes could reduce demand for our products, particularly if healthcare providers face lower margins or additional administrative burdens. For example, in 2025 the Centers for Medicare & Medicaid Services (“CMS”) designated pricing responsibility for the Current Procedural Terminology (“CPT”) code used with RECELL to the seven regional Medicare Administrative Contractors (“MACs”). Delay by the MACs in establishing and publishing reimbursement rates temporarily slowed clinician use of RECELL. As of March 2026, all seven MACs have published rates, restoring reimbursement clarity and supporting a return toward normalized utilization.

The macroeconomic environment may have unexpected adverse effects on businesses and healthcare institutions globally that may, in turn, negatively impact our consolidated operating results. There remains significant uncertainty in the current macroeconomic environment due to factors including supply chain shortages, increased cost of healthcare, changes to inflation rates, a competitive labor market, tariffs, and other related global economic and geopolitical conditions. If these conditions continue or worsen, they could adversely impact our future operating results.

Geopolitical conditions may also impact our operations. Although we do not have operations in Russia, Ukraine, the Middle East, or Asia, the continuation or threat of military conflicts in these regions or any escalation of conflicts beyond their current scope may further weaken the global economy resulting in additional inflationary pressures or supply chain constraints.

Recent Developments

On January 13, 2026, we entered into a five-year credit facility with Perceptive Advisors LLC providing up to $60 million in total borrowings. At closing, we drew $50 million and used a portion of the proceeds to repay our existing debt, resulting in net proceeds of approximately $6.0 million after repayment of our prior debt and certain related transaction fees. This credit facility includes an option to access an additional $10.0 million through the first quarter of 2027, subject to the achievement of a certain revenue milestone. This facility also establishes trailing twelve-month (“TTM”) revenue covenants aligned with our current operating trajectory, including $68.5 million for the quarter ended March 31, 2026, $69.0 million for the quarter ending June 30, 2026, and $73.0 million for the year ending December 31, 2026. The TTM revenue covenant is $69.0 million for the second quarter ending June 30, 2026, and $73 million for the full year 2026. As of March 31, 2026, we were in compliance with these covenants. For additional information, see Liquidity and Capital Resources below.

On April 8, 2026, we entered into a ten-year agreement with the Biomedical Advanced Research and Development Authority (“BARDA”), part of the U.S. Department of Health and Human Services, with a total potential value of up to $25.5 million. Under the agreement, we will maintain a supply of RECELL for deployment in burn mass casualty incidents and provide associated readiness and support services. The agreement includes approximately $4.0 million in expected revenue from access and maintenance fees over the ten-year term, with additional potential revenue tied to procurement options exercised by BARDA.

In April 2026, we announced positive interim results from our Cohealyx I post-market clinical study, demonstrating a statistically significant reduction in mean time to autografting readiness of approximately 20 days compared to a literature-derived benchmark (13.6 days versus 33.2 days; p<0.001). These findings support the potential of Cohealyx to improve clinical outcomes and enhance efficiency in the treatment of full-thickness wounds.

We participated in the American Burn Association 2026 Annual Meeting in April, where independent investigators and clinical partners presented data and case studies reflecting real-world use of RECELL, Cohealyx, and PermeaDerm across a range of wound care applications. These presentations highlighted evolving clinical experience with our products and their use across different stages of wound management.

Results of Operations for the three-months ended March 31, 2026 compared to the three-months ended March 31, 2025.

The table below summarizes the results of our operations for each of the periods presented (in thousands).

	Three-Months Ended
Statement of Operations Data:	March 31, 2026	March 31, 2025	$ Change	% Change
Sales revenue	$19,064	$18,325	739	4%
Lease revenue	187	189	(2)	(1)%
Total revenues	19,251	18,514	737	4%
Cost of sales	(3,523)	(2,833)	(690)	24%
Gross profit	15,728	15,681	47	0%
Operating expenses:
Sales and marketing	(12,841)	(14,834)	1,993	(13)%
General and administrative	(6,061)	(6,390)	329	(5)%
Research and development	(5,629)	(6,284)	655	(10)%
Total operating expenses	(24,531)	(27,508)	2,977	(11)%
Operating loss	(8,803)	(11,827)	3,024	(26)%
Interest expense	(1,424)	(1,233)	(191)	15%
Other expense, net	(395)	(791)	396	(50)%
Loss before income taxes	(10,622)	(13,851)	3,229	(23)%
Income tax benefit (expense)	11	(8)	19	nm
Net loss	$(10,611)	$(13,859)	3,248	(23)%

*nm = not meaningful

Total revenues increased by 4%, or $0.7 million, to approximately $19.3 million, compared to $18.5 million in the same period in the prior year. Our commercial revenue was approximately $19.3 million in the three-months ended March 31, 2026, an increase of $0.7 million, or 4%, compared to $18.5 million in the corresponding period in the prior year. The growth in commercial revenues was largely driven by increased contributions from Cohealyx, RECELL GO mini in trauma and smaller wounds, and continued normalization in RECELL utilization following the resolution of MAC-related reimbursement headwinds.

Gross profit margin was 81.7% compared to 84.7% in the corresponding period in the prior year. Note that the gross margin for RECELL products only was 85.0% for the quarter, which we believe will remain in this range for future quarters. The decrease in the overall gross margin percentage from the prior year was primarily caused by certain inventory adjustments and product mix. The Company shares the average sales price for Cohealyx at 50% and for PermeaDerm at 60%. Although these arrangements are highly beneficial, they inevitably result in an overall decrease in gross margin percentage. Therefore, the product mix is expected to continue to impact the overall gross margin percentage while increasing the gross profit and, given that expenses associated with this revenue do not increase significantly, the operating profit on a quarterly basis.

Total operating expenses decreased by 11% or $3.0 million to $24.5 million, compared with $27.5 million in the corresponding period in the prior year.

Sales and marketing expenses decreased by 13%, or $2.0 million, to $12.8 million, compared to $14.8 million in the corresponding period in the prior year. Lower costs in the current year are due to decreases in salaries and benefits of approximately $0.9 million, selling expenses of $0.6 million, and professional fees of $0.5 million. The decrease in salaries and benefits is due to the reduction of our sales force as part of cost savings initiatives which began in the second quarter of the prior year. The decrease in selling expenses is due to lower commissions. The decrease in professional fees is due to lower consulting costs.

General and administrative expenses decreased by 5%, or $0.3 million, to $6.1 million, compared to $6.4 million in the same period in the prior year.

Research and development expenses decreased by 10%, or $0.7 million, to $5.6 million, compared to $6.3 million in the same period in the prior year. Lower costs in the current year are due to decreases in salaries and benefits of approximately $0.3 million, stock-based compensation expense of $0.2 million, and $0.2 million in lower research and development expenses. The decreases in salaries and benefits and stock-based compensation expense are due to lower headcount. The decrease in research and development expenses is due to lower product testing costs.

Other expense, net decreased by $0.4 million to $0.4 million from $0.8 million in the prior period. In the current period, other expense, net consists of a non-cash charge of $0.3 million related to the change in fair value of the loan facility, offset by a non-cash charge of $0.6 million related to the change in fair value of warrants and $0.1 million in other expense, net. The prior period expense consisted of a non-cash charge of $0.8 million related to the change in fair value of debt and $0.8 million in debt issuance costs, offset by a non-cash gain of $0.4 million related to the change in fair value of the warrants and $0.3 million in income related to our investments and $0.1 million in other gains, net.

Liquidity and Capital Resources

Overview

Our Consolidated Financial Statements have been prepared on the basis that we will continue as a going concern for the next 12 months. We had approximately $8.3 million in cash and cash equivalents and $6.0 million in marketable securities as of March 31, 2026. We have funded our research and development activities, and more recently our substantial investment in sales and marketing activities, through the sale of our products, the issuance of equity securities, and debt financing. If capital is not available to us when amounts are needed, we could be required to delay, scale back or abandon commercial activities and development programs and other operations, which could adversely impact our business, financial condition, and operating results.

Based on our liquidity position and current forecast of operating results and cash flows, management determined there is substantial doubt about our ability to continue as a going concern over the next twelve months following the date of issuance of these Consolidated Financial Statements, due to our debt repayment obligations, historical negative cash flows, and recurring losses. As a result, we may require additional liquidity to continue our operations over the next twelve months.

On January 13, 2026 (the “Closing Date”), we entered into a Credit Agreement and Guaranty (the “Credit Agreement”), and Security Agreement (the “Security Agreement”), by and among us, as borrower, Avita Medical Americas, LLC, a wholly-owned subsidiary of the Company, as guarantor (the “Guarantor,” taken together with the Company, the “Obligors”) and Perceptive Credit Holdings V, LP as a lender and the administrative agent (the “Lender,” and the “Administrative Agent,” as applicable). The Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $60 million (the “Loan Facility”), of which (i) $50 million was funded on the Closing Date (the “Initial Commitment Amount”) and (ii) $10 million will be made available, at our discretion by notice to the Administrative Agent on or before March 31, 2027, subject to satisfaction of a certain net revenue requirement (the “Additional Commitment Amount”). On the Closing Date, we closed on the Initial Commitment Amount, less certain fees and expenses payable to or on behalf of the Lender. Simultaneously with the closing of the Initial Commitment Amount, we repaid in full and terminated all of our obligations and commitments under our previous credit agreement (the “Refinancing Transaction”).

During the term of the Loan Facility, interest payable in cash shall accrue on any outstanding amounts under the Loan Facility at a rate per annum equal to the greater of (x) the SOFR rate for such period, and (y) 4.00% plus, in either case, 7.50%. Upon the occurrence and during the continuance of an event of default, any outstanding amount under the Loan Facility will bear interest at a rate of 4% in excess of the otherwise applicable rate of interest.

On the Closing Date, we agreed to issue, subject to shareholder approval, warrants to purchase up to 650,000 shares of Common Stock, par value $0.0001 per share, at an exercise price set at the lower of two 10-day VWAPs: (i) the 10-day VWAP ending on the business day immediately prior to the Closing Date (i.e., 12 January 2026), which VWAP is $3.4019; or (ii) the 10-day VWAP ending on the business day immediately prior to the issuance date of the warrants (the “Perceptive Warrants”).

Under the terms of the Credit Agreement, and as set forth in a fee letter between us, and the Lender and the Administrative Agent (the “Fee Letter”), we will pay certain fees with respect to the Loan Facility, including (a) an exit fee equal to 5% of the aggregate principal amount borrowed by us under the Credit Agreement in the event that we fail to secure shareholder approval of the issuance of the Perceptive Warrants in accordance with the rules of the ASX (the “Warrant Shareholder Approval”) on or prior to September 30, 2026, and (b) a prepayment premium ranging from 1% to 10% of the amount of the Loan Facility that is prepaid upon any voluntary or mandatory prepayment (including as a result of an acceleration), together with certain other fees and expenses of the Lender.

The Credit Agreement contains certain customary events of default, including with respect to nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; material defaults on other indebtedness; insolvency; loss of certain key permits, persons and contracts; material adverse effects; certain regulatory matters; and change of control. Additionally, our failure to obtain Warrant Shareholder Approval on or prior to November 30, 2026 shall constitute an event of default under the Credit Agreement.

The Credit Agreement contains a number of customary representations, warranties and covenants that, among other things, will limit or restrict our ability to (subject to certain qualifications and exceptions): create liens and encumbrances; incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends or make other payments in respect of their capital stock; redeem or repurchase certain debt; engage in certain transactions with affiliates; and enter into certain restrictive agreements. Among such covenants, the Credit Agreement includes a financial maintenance test that requires us to maintain a specified minimum net revenue for each trailing twelve-month period ending on the last day of a fiscal quarter occurring prior to the maturity date of the Loan Facility with the first such test occurring as of the fiscal quarter ended March 31, 2026. In addition, the Credit Agreement requires us to maintain in the aggregate at least $5 million of unrestricted cash at all times. Pursuant to the Security Agreement, all obligations under the Credit Agreement are guaranteed and secured by substantially all of our assets.

The following table summarizes our cash flows for the periods presented (in thousands):

	Three-Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Net cash used in operating activities	$(10,072)	$(10,309)
Net cash provided by investing activities	2,041	10,766
Net cash provided by financing activities	6,097	363
Net increase/(decrease) in cash and cash equivalents	(1,934)	820
Cash and cash equivalents at beginning of the period	10,243	14,050
Cash and cash equivalents at end of the period	8,309	14,870

Net cash used in operating activities was $10.1 million and $10.3 million during the three-months ended March 31, 2026 and 2025, respectively. The decrease in net cash used in operations was primarily due to decreased operating expenses offset by the timing of working capital outlays.

Net cash provided by investing activities was $2.0 million and $10.8 million during the three-months ended March 31, 2026 and 2025, respectively. The decrease in cash provided by investing activities is primarily attributable to lower cash inflows from maturities of marketable securities and higher cash outflows from purchases of marketable securities in the current year.

Net cash provided by financing activities was $6.1 million and $0.4 million during the three-months ended March 31, 2026 and 2025, respectively. The increase in cash provided by financing activities is primarily due to the Loan Facility entered into on January 13, 2026.

Capital Management and Material Cash Requirements

We aim to manage capital so that we can continue as a going concern while also maintaining optimal returns to stockholders, as well as other benefits for our stakeholders. We also aim to maintain a capital structure that ensures the lowest cost of capital available to us. We regularly review our capital structure and seek to take advantage of available opportunities to improve outcomes for us and our stockholders.

For the three-months ended March 31, 2026, there were no dividends paid and we have no plans to commence the payment of dividends.

Under the terms of the Regenity Agreement, we have an obligation to make an additional $3.0 million payment on or before January 4, 2027 to guarantee development and manufacturing capacity (and related resources), contingent on positive results of certain clinical studies. With the exception of the milestone payments related to our exclusive development and distribution agreement with Regenity, we do not have any other purchase commitments or long-term contractual obligations, except for lease obligations as of March 31, 2026.

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

Critical Accounting Estimates

Except as disclosed in Note 2 to our Consolidated Financial Statements, there have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2025 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of March 31, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), were effective.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings that we believe will have a material adverse effect on our business or financial condition. We may, however, be subject to various claims or legal actions arising in the ordinary course of business from time to time.

Item 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors,” in the 2025 Annual Report and as updated from time to time in the Company’s subsequent Quarterly Reports on Form 10-Q. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in the 2025 Annual Report.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(a) The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K12B filed on June 30, 2020)

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the registrant’s Form 10-KT filed on February 28, 2022)

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the registrant’s Form 8-K filed on May 15, 2025)

4.1	Form of Warrant Certificate (incorporated by reference to Exhibit 4.1 of the registrant's Form 8-K filed on January 13, 2026)

10.1

Credit Agreement and Guaranty, dated January 13, 2026, by and between the Company, as Borrower, the Guarantors thereto, and Perceptive Credit Holdings V, LP, as a Lender and the administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 of the registrant's Form 8-K filed on January 13, 2026)

10.2

Security Agreement, dated January 13, 2026, by and among the Company and its subsidiaries and Perceptive Credit Holdings V, LP (incorporated by reference to Exhibit 10.2 of the registrant's Form 8-K filed on January 13, 2026)

10.3

Fee Letter, dated January 13, 2026, by and between the Company, as Borrower, and the Lender and the Administrative Agent (incorporated by reference to Exhibit 10.3 of the registrant's Form 8-K filed on January 13, 2026)

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

Date:	May 14, 2026	AVITA MEDICAL, INC.

		By:	/s/ Cary Vance
Cary G. Vance
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ David O'Toole
David O'Toole
Chief Financial Officer
(Principal Financial and Accounting Officer)