Form 10-Q
period 2026-06-30
AVITA Medical, Inc.
filed 2026-08-06
CIK 1762303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of August 3, 2026 was 30,926,847.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our expectations of future revenue; or future growth in revenue, profit, or gross and/or operating margins; or the ability to achieve or sustain profitability are forward-looking statements. Forward-looking statements in this Quarterly Report may refer to a variety of topics including, but not limited to industry market conditions; increased competition; changes in our production capacity; ability to obtain and/or maintain regulatory approvals and comply with applicable regulations; the conduct or outcome of pre-clinical or clinical (human) studies; operational and management restructuring activities; our ability to find and maintain partnerships relating to collaborations, strategic arrangements, and licensing arrangements; performance by third parties of their contractual duties or expected deadlines; our ability to obtain and maintain favorable coverage and reimbursement determinations from third party payors; market reaction to growth or product initiatives; our ability to expand our sales and marketing organizations to address existing and new markets that we intend to target; market penetration of our products; the ability to continue to scale our manufacturing operations to meet the demand for our products; our ability to attract and retain qualified personnel, including management; solvency; non-compliance with debt covenants, which may result in the acceleration of our debt obligations or the need for renegotiations with our lenders; taxes, interest rates, and inflationary pressures, and future working capital costs; changes in the legal or regulatory environments; productivity, business process, consulting, operational, financial, and capital projects and/or initiatives. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “aim,” “believe,” “continue,” “could,” “estimate,” “expect," “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” or “would” or the negative of these terms or other similar expressions.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2025 filed with the SEC on February 12, 2026 and lodged with the Australian Securities Exchange (“ASX”) on February 13, 2026, as updated from time to time in the Company’s subsequent Quarterly Reports on Form 10-Q (the “Risk Factors”). These Risk Factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes to the Risk Factors.

Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for our management to predict all risk factors and uncertainties that may impact our business or operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

AVITA Medical, Inc.

Results of review of interim financial statements

We have reviewed the accompanying consolidated balance sheet of AVITA Medical, Inc. (a Delaware corporation) and subsidiaries (the “Company”) and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows as of June 30, 2026, and for the three-month and six-month periods ended June 30, 2026 and 2025, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2025, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 12, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ GRANT THORNTON LLP

Newport Beach, California

August 6, 2026

PART I – Financial Information

Item 1. FINANCIAL STATEMENTS

AVITA MEDICAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	As of
	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$9,139	$10,243
Marketable securities	1,996	7,942
Accounts receivable, net	9,867	9,086
Prepaids and other current assets	2,105	1,293
Inventory	5,287	6,926
Total current assets	28,394	35,490
Plant and equipment, net	7,678	8,630
Operating lease right-of-use assets	2,655	2,899
Corporate-owned life insurance (“COLI”) asset	3,208	3,116
Intangible assets, net	5,249	5,645
Other long-term assets	593	612
Total assets	$47,777	$56,392
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$6,423	$8,959
Accrued wages and fringe benefits	8,821	7,813
Loan facility	46,659	42,984
Current non-qualified deferred compensation (“NQDC”) liability	506	276
Contingent liability	3,000	-
Other current liabilities	3,305	2,645
Total current liabilities	68,714	62,677
Non-qualified deferred compensation liability	3,927	3,697
Contract liabilities	273	290
Operating lease liabilities, long-term	1,822	2,135
Contingent liability, long-term	-	3,000
Warrant liabilities	879	1,243
Total liabilities	75,615	73,042
Commitments and contingencies (Note 11)
Stockholders' equity (deficit):
Common stock, $0.0001 par value per share, 200,000,000 shares authorized, 30,926,847 and 30,571,662, shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	3	3
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding at June 30, 2026 and December 31, 2025	-	-
Company common stock held by the non-qualified deferred compensation plan	(625)	(1,293)
Additional paid-in capital	399,541	394,408
Accumulated other comprehensive loss	(82)	(1,367)
Accumulated deficit	(426,675)	(408,401)
Total stockholders’ equity (deficit)	(27,838)	(16,650)
Total liabilities and stockholders’ equity (deficit)	$47,777	$56,392

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA MEDICAL, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Sales revenue	$21,489	$18,226	$40,553	$36,551
Lease revenue	213	192	400	381
Total revenues	21,702	18,418	40,953	36,932
Cost of sales	(3,935)	(3,469)	(7,458)	(6,303)
Gross profit	17,767	14,949	33,495	30,629
Operating expenses:
Sales and marketing	(13,573)	(14,314)	(26,414)	(29,147)
General and administrative	(5,971)	(6,666)	(12,032)	(13,057)
Research and development	(5,078)	(5,117)	(10,707)	(11,400)
Total operating expenses	(24,622)	(26,097)	(49,153)	(53,604)
Operating loss	(6,855)	(11,148)	(15,658)	(22,975)
Interest expense	(1,463)	(1,252)	(2,887)	(2,485)
Other income, net	688	2,484	293	1,693
Loss before income taxes	(7,630)	(9,916)	(18,252)	(23,767)
Income tax expense	(33)	(4)	(22)	(12)
Net loss	$(7,663)	$(9,920)	$(18,274)	$(23,779)
Net loss per common share:
Basic and diluted	$(0.25)	$(0.38)	$(0.60)	$(0.90)
Weighted-average common shares:
Basic and diluted	30,749,894	26,367,548	30,645,960	26,400,366

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net loss	$(7,663)	$(9,920)	$(18,274)	$(23,779)
Change in fair value due to credit risk on loan facility	(731)	(1,667)	1,289	(126)
Net unrealized gain (loss) on marketable securities	1	1	(4)	(14)
Comprehensive loss	$(8,393)	$(11,586)	$(16,989)	$(23,919)

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA MEDICAL, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except shares)

(Unaudited)

	Common Stock
	Shares	Amount	Company common stock held by the NQDC Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at March 31, 2026	30,776,689	$3	$(635)	$395,830	$648	$(419,012)	$(23,166)
Net loss	-	-	-	-	-	(7,663)	(7,663)
Stock-based compensation	-	-	-	1,988	-	-	1,988
Vesting of restricted stock units	6,916	-	-	-	-	-	-
ESPP purchase	143,242	-	-	437	-	-	437
Distribution of Company common stock held by the NQDC Plan	-	-	10	(4)	-	-	6
Reclassification of warrant liability to equity due to issuance	-	-	-	1,290	-	-	1,290
Net unrealized gain on marketable securities	-	-	-	-	1	-	1
Change in fair value due to credit risk on loan facility	-	-	-	-	(731)	-	(731)
Balance at June 30, 2026	30,926,847	$3	$(625)	$399,541	$(82)	$(426,675)	$(27,838)

	Common Stock
	Shares	Amount	Company common stock held by the NQDC Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at March 31, 2025	26,434,658	$3	$(1,308)	$370,820	$(413)	$(373,673)	$(4,571)
Net loss	-	-	-	-	-	(9,920)	(9,920)
Stock-based compensation	-	-	-	2,671	-	-	2,671
Vesting of restricted stock units	62,116	-	-	-	-	-	-
Exercise of stock options	2,117	-	-	11	-	-	11
ESPP purchase	114,787		-	548			548
Distribution/diversification of Company common stock held by the NQDC Plan	-	-	12	-	-	-	12
Change in redemption value of share awards in NQDC Plan	-	-	-	23	-	-	23
Net unrealized gain on marketable securities	-	-	-	-	1	-	1
Change in fair value due to credit risk on loan facility	-	-	-	-	(1,667)	-	(1,667)
Balance at June 30, 2025	26,613,678	$3	$(1,296)	$374,073	$(2,079)	$(383,593)	$(12,892)

	Common Stock
	Shares	Amount	Company common stock held by the NQDC Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2025	30,571,662	$3	$(1,293)	$394,408	$(1,367)	$(408,401)	$(16,650)
Net loss	-	-	-	-	-	(18,274)	(18,274)
Issuance of common stock due to exercise of penny warrants	144,895	-	-	718	-	-	718
Stock-based compensation	-	-	-	3,089	-	-	3,089
Vesting of restricted stock units	67,048	-	-	-	-	-	-
ESPP purchase	143,242	-	-	437	-	-	437
Reclassification of warrant liability to equity due to issuance	-	-	-	1,290	-	-	1,290
Distribution of Company common stock held by the NQDC Plan	-	-	668	(401)	-	-	267
Net unrealized loss on marketable securities	-	-	-	-	(4)	-	(4)
Change in fair value due to credit risk on loan facility	-	-	-	-	1,289	-	1,289
Balance at June 30, 2026	30,926,847	$3	$(625)	$399,541	$(82)	$(426,675)	$(27,838)

	Common Stock
	Shares	Amount	Company common stock held by the NQDC Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2024	26,354,042	$3	$(1,319)	$367,568	$(1,939)	$(359,814)	$4,499
Net loss	-	-	-	-	-	(23,779)	(23,779)
Stock-based compensation	-	-	-	5,346	-	-	5,346
Vesting of restricted stock units	62,116	-	-	-	-	-	-
Exercise of stock options	68,125	-	-	374	-	-	374
ESPP purchase	114,787	-	-	548	-	-	548
Distribution of Company common stock held by the NQDC Plan	-	-	159	15	-	-	174
Vesting of Company common stock held by the NQDC Plan	14,608	-	(136)	136	-	-	-
Change in redemption value of share awards in NQDC Plan	-	-	-	86	-	-	86
Net unrealized loss on marketable securities	-	-	-	-	(14)	-	(14)
Change in fair value due to credit risk on loan facility	-	-	-	-	(126)	-	(126)
Balance at June 30, 2025	26,613,678	$3	$(1,296)	$374,073	$(2,079)	$(383,593)	$(12,892)

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA Medical, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six-Months Ended
	June 30, 2026	June 30, 2025
Cash flow from operating activities:
Net loss	$(18,274)	$(23,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt issuance costs	319	-
Change in fair value of loan facility	(409)	(155)
Change in fair value of warrant liabilities	601	(1,532)
Depreciation and amortization	1,232	1,073
Stock-based compensation	3,089	5,369
Non-cash lease expense	473	438
Loss on fixed asset disposal	241	343
Loss on patent disposal	2	6
Remeasurement and foreign currency transaction loss	19	-
Excess and obsolete inventory related charges	122	543
Provision for credit losses	14	(6)
Amortization of premium of marketable securities	(120)	(193)
Non-cash changes in the fair value of NQDC plan	154	(1,097)
Changes in operating assets and liabilities:
Trade and other receivables	(794)	1,373
Prepaids and other current assets	(811)	375
Inventory	1,517	(810)
Corporate-owned life insurance ("COLI") asset	187	406
Other long-term assets	17	(294)
Accounts payable and accrued expenses	(2,548)	901
Accrued wages and fringe benefits	1,008	(2,510)
Current non-qualified deferred compensation liability	496	(1,709)
Other current liabilities	430	(403)
Operating lease liability	(313)	(467)
Non-qualified deferred compensation plan liability	(203)	1,607
Contract liabilities	(17)	(17)
Net cash used in operating activities	(13,568)	(20,538)
Cash flow from investing activities:
Purchase of marketable securities	(3,937)	(3,460)
Maturities of marketable securities	10,000	22,000
Purchase of plant and equipment	(127)	(745)
Patent filing fees	(6)	(13)
Net cash provided by investing activities	5,930	17,782
Cash flow from financing activities:
Proceeds from loan facility, net of issuance costs	49,081	-
Repayment of Previous Credit Agreement	(42,984)	-
Proceeds from exercise of stock options	-	374
Employee stock purchase plan ("ESPP") purchases	437	548
Net cash provided by financing activities	6,534	922
Net decrease in cash and cash equivalents	(1,104)	(1,834)
Cash and cash equivalents beginning of the period	10,243	14,050
Cash and cash equivalents end of the period	$9,139	$12,216

Supplemental Disclosure of Cash Flow Information:
Income taxes paid during the period	$44	$-
Interest paid during the period	$2,875	$2,479
Non-cash investing and financing activities:
Capital expenditures not yet paid	$11	$169
Exercise of penny warrants	$718	$-
Warrant liability recognized upon issuance of loan facility	$1,043	$-
Reclassification of warrant liability to equity due to issuance	$1,290	$-

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

The Company holds the rights to market, sell, and distribute Cohealyx®, a unique collagen-based dermal matrix, under the terms of an exclusive multi-year development and distribution agreement (the “Regenity Agreement”) with Collagen Matrix, Inc. dba Regenity Biosciences (“Regenity”). Under the terms of the Regenity Agreement, Regenity manufactures and supplies Cohealyx and the Company markets, sells, and distributes it under its private label in the U.S. The Company also holds the rights to manufacture, market, sell, and distribute PermeaDerm®, a biosynthetic wound matrix, in the United States under the terms of an exclusive multi-year distribution agreement (the “Distribution Agreement”) and a contract manufacturing agreement (the “Manufacturing Agreement”) with Stedical Scientific, Inc. (“Stedical”). See Note 11 to the Consolidated Financial Statements for additional information regarding the Company’s commitments with each of Regenity and Stedical.

Liquidity, Capital Resources, and Going Concern

The Company’s Consolidated Financial Statements have been prepared on the basis of the Company continuing as a going concern for the next twelve months. The Company has incurred operating losses and negative cash flows from operations since its inception and has an accumulated deficit of $426.7 million as of June 30, 2026. For the six months ended June 30, 2026 and 2025, the Company used $13.6 million and $20.5 million, respectively, of cash in its operating activities. For the years ended December 31, 2025 and 2024, the Company used $31.2 million and $48.9 million, respectively, of cash in its operating activities. As of June 30, 2026, the Company had cash, cash equivalents, and marketable securities of $11.1 million. To date, the Company has funded its operations principally through the sales of its products, issuance of equity securities, and debt financing.

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

As a result of this conclusion, and due to the Company’s current debt servicing obligations, the long-term portion of the credit facility has been classified as a current liability in the accompanying Consolidated Financial Statements as of June 30, 2026, and as of December 31, 2025.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the Consolidated Financial Statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2025 filed with the SEC on February 12, 2026, and lodged with the Australian Securities Exchange (“ASX”) on February 13, 2026 (the “2025 Annual Report”).

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which addresses changes in software development methods and increases the operability of the recognition guidance for improved financial reporting. This guidance is effective for annual reporting periods beginning after December 15, 2027, and for interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU No. 2025-06 in its Consolidated Financial Statements and disclosures.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held at deposit institutions and cash equivalents. Cash equivalents consist primarily of money market funds. Cash equivalents also include short-term, highly liquid investments with original maturities of three months or less from the date of purchase. The Company held cash at deposit institutions in the amount of $1.7 million and $1.8 million as of June 30, 2026 and December 31, 2025, respectively. The Company does not have cash on deposit denominated in foreign currency in foreign institutions as of June 30, 2026 and December 31, 2025. As of June 30, 2026 and December 31, 2025, the Company held cash equivalents in the amounts of $7.4 million and $8.4 million, respectively.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, trade receivables, and debt and other liabilities. As of June 30, 2026 and December 31, 2025, substantially all the Company’s cash and cash equivalents were deposited in accounts at financial institutions, and those deposited amounts exceed federally insured limits and are, therefore, subject to the risk of bank failure.

As of June 30, 2026 and December 31, 2025, no customer accounted for more than 10% of net accounts receivable. For the three and six-months ended June 30, 2026 and 2025, no single customer accounted for more than 10% of total revenues.

Revenue Recognition

The Company generates revenues primarily from:

•
The sale of RECELL EOU, RPK and mini RPK (collectively, the “RPKs”), Cohealyx, and PermeaDerm products to hospitals, other treatment centers, and distributors.
•
Maintenance fee received from BARDA to ensure first right of access to our inventory.
•
Lease revenue for the RPD.

The Company’s sale of the RECELL EOU, Cohealyx, and PermeaDerm products are accounted for under ASC 606, Revenue from contracts with customers (“ASC 606”). Revenue for RECELL GO is disaggregated between two accounting standards: (1) ASC 606 for the RPKs and (2) ASC 842, Leases (“ASC 842”) for the RPD. Revenues from BARDA are accounted for under ASC 606 and are included in Sales revenues within the Consolidated Statements of Operations.

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

The Company determines the transaction price based on the amount of consideration the Company expects to receive for providing the promised goods or services in the contract. Consideration may be fixed, variable, or a combination of both. At contract inception for arrangements that include variable consideration, the Company estimates the probability and extent of consideration it expects to receive under the contract utilizing either the most likely amount method or expected amount method, whichever best estimates the amount to be received. The Company then considers any constraints on the variable consideration, and includes in the transaction price variable consideration to the extent it is deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

When accounting for a contract that contains multiple performance obligations, the Company must develop judgmental assumptions to determine the estimated SSP for each performance obligation identified in the contract. The Company utilizes the observable SSP when available, which represents the price charged for the promised product or service when sold separately. When the SSP for the Company’s products or services are not directly observable, the Company determines the SSP using relevant information available and applies suitable estimation methods including, but not limited to, the cost-plus margin approach. The Company then allocates the transaction price to each performance obligation based on the relative SSP and recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) control is transferred to the customer, and the performance obligation is satisfied.

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

Revenue recognition for contracts that are within the scope of both ASC 606 and ASC 842

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

3. Marketable Securities

The following table summarizes the amortized cost and estimated fair values of securities available-for-sale:

	As of June 30, 2026
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
(in thousands)
Cash equivalents:
Money market funds	$7,418	$-	$-	$7,418
Total cash equivalents	$7,418	$-	$-	$7,418
Current marketable securities:
U.S. Treasury securities	$1,996	$-	$-	$1,996
Total current marketable securities	$1,996	$-	$-	$1,996

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
(in thousands)
Cash equivalents:
Money market funds	$8,448	$-	$-	$8,448
Total cash equivalents	$8,448	$-	$-	$8,448
Current marketable securities:
U.S. Treasury securities	$7,938	$4	$-	$7,942
Total current marketable securities	$7,938	$4	$-	$7,942

The maturities of the Company’s available-for-sale securities are summarized in the following table using contractual maturities. Actual maturities may differ from contractual maturities due to obligations that are called or prepaid.

	As of June 30, 2026		As of December 31, 2025
(in thousands)	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Due in one year or less	$1,996	$1,996	$7,938	$7,942

Unrealized gains and losses, net of any related tax effects for available-for-sale securities are excluded from earnings and are included in other comprehensive loss and reported as a separate component of stockholders' equity until realized. Realized gains and losses on marketable securities are included in Other income, net, in the accompanying Consolidated Statements of Operations. The Company had a net unrealized loss of $0 and net unrealized gain of $4,000 as of June 30, 2026 and December 31, 2025, respectively. The Company did not have sales of investments during the three and six-months ended June 30, 2026 and 2025 that resulted in realized gains or losses. As of June 30, 2026 and December 31, 2025, the Company did not recognize credit losses. The Company has accrued interest income receivable of $19,000 and $21,000 as of June 30, 2026 and December 31, 2025, respectively, recorded in Prepaids and other current assets in the Consolidated Balance Sheets.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	As of June 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$7,418	$-	$-	$7,418
Total cash equivalents	$7,418	$-	$-	$7,418
Current marketable securities:
U.S. Treasury securities	$-	$1,996	$-	$1,996
Total current marketable securities	$-	$1,996	$-	$1,996
Total marketable securities and cash equivalents	$7,418	$1,996	$-	$9,414
Financial liabilities:
Loan Facility	$-	$-	$46,659	$46,659
Warrant liabilities	-	-	879	879
Non-qualified deferred compensation plan liability	-	4,433	-	4,433
Total financial liabilities	$-	$4,433	$47,538	$51,971
Financial assets:
Corporate-owned life insurance policies	$-	$3,208	$-	$3,208
Total financial assets	$-	$3,208	$-	$3,208

	As of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$8,448	$-	$-	$8,448
Total cash equivalents	$8,448	$-	$-	$8,448
Current marketable securities:
U.S. Treasury securities	$-	$7,942	$-	$7,942
Total current marketable securities	$-	$7,942	$-	$7,942
Total marketable securities and cash equivalents	$8,448	$7,942	$-	$16,390
Financial liabilities:
Loan Facility	$-	$-	$42,984	$42,984
Warrant liabilities	501	-	742	1,243
Non-qualified deferred compensation plan liability	-	3,973	-	3,973
Total financial liabilities	$501	$3,973	$43,726	$48,200
Financial assets:
Corporate-owned life insurance policies	$-	$3,116	$-	$3,116
Total financial assets	$-	$3,116	$-	$3,116

The following table presents the summary of changes in the fair value of the Company’s Level 3 financial instruments:

	As of June 30, 2026		As of December 31, 2025
(in thousands)	Loan facility	Warrant liability	Loan facility	Warrant liability
Balance beginning of period	$42,984	$742	$42,245	$3,432
Extinguishment of Previous Credit Agreement	(42,984)	-	-	-
Loan Facility fair value, at issuance	48,357	1,043	-	-
Reclassification of warrant liability to equity due to issuance	-	(1,290)	-	-
Change in fair value in earnings	(409)	384	1,322	(2,690)
Change in fair value in other comprehensive loss	(1,289)	-	(583)	-
Balance end of period, at fair value	$46,659	$879	$42,984	$742

The Company’s Level 1 assets include money market instruments and are valued based upon observable market prices. The Company’s Level 1 liabilities included the Penny Warrant (as defined below) which was valued based upon observable market prices. Level 2 assets consist of U.S Treasury securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. The corporate-owned life insurance contracts are recorded at cash surrender value, which approximates the fair value and is categorized as Level 2. Non-qualified deferred compensation plan liability is measured at fair value based on quoted prices of identical instruments to the investment vehicles selected by the participants, and is recorded as Level 2. There were no transfers between fair value measurement levels during the periods ended June 30, 2026 and December 31, 2025.

Loan Facility

The fair value of the loan facility was determined using a discounted cash flow method to value the initial term loan using a risk-free interest rate of 4.17% as of June 30, 2026. The valuation was performed based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the loan facility is recorded in the Consolidated Balance Sheets. The fair value is estimated by the Company each reporting period and the change in the fair value is recorded in both earnings and other comprehensive income, depending on both the instrument's inherent credit risk and the market risk related to the debt valuation.

Warrant Liabilities

Perceptive Warrant

On the Closing Date, as defined in Note 6 to the Consolidated Financial Statements, the Company agreed to issue, subject to shareholder approval, a warrant to purchase up to 650,000 shares of the Company’s common stock (“Common Stock”), par value $0.0001 per share, at an exercise price set at the lower of two 10-day VWAPs: (i) the 10-day VWAP ending on the business day immediately prior to the Closing Date, which VWAP is $3.4019; or (ii) the 10-day VWAP ending on the business day immediately prior to the issuance date of the warrant. On June 3, 2026 (the “Shareholder Approval Date”), shareholders approved the issuance of the warrant and a warrant to purchase up to 650,000 shares of Common Stock was issued with an exercise price of $3.4019 (the “Perceptive Warrant”). The Perceptive Warrant is immediately exercisable for 500,000 shares of Common Stock, with an additional 150,000 shares of Common Stock that will vest and become exercisable if the Company closes on the Additional Commitment Amount.

The fair value of the Perceptive Warrant was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the Perceptive Warrant, which was reported within Warrant liabilities on the Closing Date and subsequently reclassified on the Shareholder Approval Date to Additional paid-in capital on the Consolidated Balance Sheets, was estimated by the Company based on the Black-Scholes option pricing model with the following key inputs as of the Shareholder Approval Date:

As of June 3, 2026
Price of common stock	$4.16
Expected term	10.00 years
Expected volatility	37.51%
Exercise price	$3.4019
Risk-free interest rate	4.44%
Expected dividends	0.00%

Penny Warrant

On February 13, 2025, the Company issued a warrant to purchase 145,180 shares of Common Stock with an exercise price of $0.01 per share (the “Penny Warrant”). The Penny Warrant was issued in connection with the Previous Credit Agreement as defined in Note 6 of the Consolidated Financial Statements. On March 4, 2026, the Penny Warrant was exercised and 144,895 shares of Common Stock were issued.

The fair value of the Penny Warrant liability was determined based on quoted prices in active markets, which represents a Level 1 measurement within the fair value hierarchy. The fair value of the Penny Warrant liability, which was reported within Warrant liabilities on the Consolidated Balance Sheets, was estimated by the Company based on the closing price of the Common Stock as quoted on the Nasdaq Capital Market (“Nasdaq”) under the ticker code, “RCEL.”

$10.218 Warrant

On October 18, 2023, the Company issued a warrant to purchase 409,661 shares of Common Stock with an exercise price of $10.9847 per share as consideration for the Previous Credit Agreement as defined in Note 6 to the Consolidated Financial Statements. As a result of the issuance of Common Stock via a private placement on the ASX on August 12, 2025, the exercise price to purchase the Common Stock as provided in the warrant was adjusted to $10.218 (the “$10.218 Warrant”). The fair value of the $10.218 Warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the $10.218 Warrant liability, which is reported within Warrant liabilities on the Consolidated Balance Sheets, is estimated by the Company based on the Black-Scholes option pricing model with the following key inputs:

	As of
	June 30, 2026	December 31, 2025
Price of common stock	$4.13	$3.45
Expected term	7.31 years	7.80 years
Expected volatility	66.80%	68.94%
Exercise price	$10.2180	$10.2180
Risk-free interest rate	4.27%	3.97%
Expected dividends	0.00%	0.00%

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

RECELL GO and RECELL GO mini Sales

Revenue for the RECELL GO device is disaggregated between two accounting standards: (1) ASC 606 for the RPK, and (2) ASC 842 for the RPD. The RECELL GO and RECELL GO mini devices consist of single-use RPKs and a durable AC powered device, the RPD. The Company enters into contracts with customers where it receives consideration for the single-use RPKs and does not receive additional consideration for the RPD. The consideration in the contract is allocated based on the SSP. Upon sale of the RPKs, the consideration is allocated to the lease (RPD) and non-lease (RPK) components. Consideration received for the RPK is recorded in Sales revenue in the Consolidated Statement of Operations; and consideration for the lease is recorded in Lease revenue in the Consolidated Statement of Operations. During the three and six-months ended June 30, 2026, the Company recorded approximately $10.6 million and $20.0 million in Sales revenue related to the RPKs, respectively, and $213,000 and $400,000 in Lease revenue related to the RPD, respectively, in the Consolidated Statement of Operations. During the three and six-months ended June 30, 2025, the Company recorded approximately $9.3 million and $19.0 million in Sales revenue related to the RPKs, and $192,000 and $381,000 in Lease revenue related to the RPD, respectively, in the Consolidated Statement of Operations.

Distributor Transactions

For international markets, the Company exclusively partners with third-party distributors (currently, Aleamed in Benelux, Asclepios GmbH in Germany, COSMOTEC in Japan, Joint Operations Ltd in the United Kingdom, medicalsol in Switzerland, Revolution Surgical Pty Ltd in Australia and New Zealand, Innova Nordic in Nordic, IGIAS in Greece, and Sorbion in Austria). Revenue recognition occurs when the distributors obtain control of the product. The terms of sales transactions through distributors are generally consistent with the terms of direct sales to customers and do not contain return rights. These transactions are accounted for in accordance with the Company’s revenue recognition policy described in Note 2 to the Consolidated Financial Statements.

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

Contract Balances

Accounts receivable are recorded net of customer allowances for expected credit losses. Accounts receivable, net as of June 30, 2026, December 31, 2025, and December 31, 2024 were $9.9 million, $9.1 million, and $11.8 million, respectively.

Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance for which the Company does not have the right to payment. As of June 30, 2026 and December 31, 2025, the Company does not have any contract assets.

Contract liabilities are recorded when the Company receives payment prior to satisfying its obligation to transfer goods to a customer. The Company had deferred revenue of $306,000 and $323,000 as of June 30, 2026 and December 31, 2025, respectively. These balances are classified between current and long-term. As of June 30, 2026 and December 31, 2025, a total of $33,000 was included in Other current liabilities and $273,000 and $290,000, respectively, in Contract liabilities in the Consolidated Balance Sheets. As of December 31, 2024, the Company had deferred revenue of $357,000.

For the three and six-months ended June 30, 2026, the Company recognized revenue of approximately $89,000 and $97,000, respectively, for amounts included in the beginning balance of Contract liabilities. For the three and six-months ended June 30, 2025, the Company recognized revenue of approximately $64,000 and $128,000, respectively, for amounts included in the beginning balance of Contract liabilities.

Remaining Performance Obligations

The Company’s remaining performance obligations are calculated as the dollar value of the remaining unsatisfied performance obligations on executed contracts. The estimated revenue expected to be recognized in the future once the performance obligations are satisfied under the Company’s existing customer agreements was $306,000 and $323,000, as of June 30, 2026 and December 31, 2025, respectively. These amounts are classified between current and long-term in Other current liabilities and Contract liabilities in the Consolidated Balance Sheets. The Company expects to recognize approximately $33,000 as revenue in the next twelve months.

Cost to Obtain and Fulfill a Contract

Contract fulfillment costs include commissions and shipping expenses. The Company has opted to immediately expense the incremental cost of obtaining a contract when the underlying related asset would have been amortized over one year or less. The Company generally does not incur costs to obtain new contracts.

BARDA Contract

On April 6, 2026, the Company entered into a ten-year agreement with the Biomedical Advanced Research and Development Authority (“BARDA”), part of the U.S. Department of Health and Human Services. Under the agreement, BARDA shall have access to the Company’s RECELL inventory in the event of a national emergency. The agreement provides approximately $4.0 million in access and maintenance fees over the ten-year term, with additional potential revenue tied to procurement options if exercised by BARDA. The access and maintenance services are a stand ready performance obligation that is satisfied over time and recognized on a straight-line basis during the term of the contract. Costs to fulfill the BARDA emergency preparedness performance obligation, which consist of billed costs to BARDA incurred in connection with emergency deployment services, are incremental and expected to be recovered.

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers into geographical regions, by customer type and by product. As noted in the segment footnote (Note 10 to the Consolidated Financial Statements), the Company’s business consists of one reporting segment. A reconciliation of revenue by geographical region, customer type, and product is provided in Note 10.

6. Loan Facility

On January 13, 2026 (the “Closing Date”), the Company entered into a Credit Agreement and Guaranty (the “Credit Agreement”), and Security Agreement, by and between the Company, as borrower, and Perceptive Advisors LLC (the “Lender”). The Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $60.0 million (the “Loan Facility”), of which $50.0 million was borrowed on the Closing Date (the “Initial Commitment Amount”). In addition, an aggregate of $10.0 million will be made available, at the Company’s discretion, on or before March 31, 2027, subject to a net revenue requirement (the “Additional Commitment Amount”).

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

The indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets and will accrue interest at a rate equal to the greater of (a) forward-looking one-month term SOFR rate and (b) four percent (4%) per annum, plus seven and a half percent (7.5%). As of June 30, 2026, the interest rate was 11.5%. During an event of default, any outstanding amount will bear interest at a rate of 4% in excess of the otherwise applicable rate of interest. The Company paid certain fees with respect to the Loan Facility, including an upfront fee and certain other fees and expenses of the Lender.

On the Closing Date, the Company agreed to issue to the Lender, subject to shareholder approval, warrants to purchase up to 650,000 shares of Common Stock, par value $0.0001 per share, at an exercise price set at the lower of two 10-day VWAPs: (i) the 10-day VWAP ending on the business day immediately prior to the Closing Date, which VWAP is $3.4019; or (ii) the 10-day VWAP ending on the business day immediately prior to the issuance date of the warrants, with a term of 10 years from the issuance date. On June 3, 2026, shareholders approved the issuance of the Perceptive Warrant (as defined in Note 4) and on June 8, 2026, the Company issued the Perceptive Warrant, of which 500,000 shares of Common Stock are immediately exercisable at an exercise price of $3.4019 per share, with an additional 150,000 shares of Common Stock that will vest and become exercisable if the Company closes on the Additional Commitment Amount. The Perceptive Warrant contains customary share adjustment provisions, as well as weighted average price protection in certain circumstances.

Under the terms of the Credit Agreement, and as set forth in a fee letter between us and the Lender (the “Fee Letter”), the Company will pay certain fees with respect to the Loan Facility, including a prepayment premium ranging from 1% to 10% of the amount of the Loan Facility that is prepaid upon any voluntary or mandatory prepayment (including as a result of an acceleration), together with certain other fees and expenses of the Lender.

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

As permitted under ASC 825, the Company elected the fair value option to account for the Credit Agreement and recorded the Loan Facility and the Perceptive Warrant at fair value with changes in fair value recorded in the Consolidated Statements of Operations in Other income, net. Changes related to instrument specific credit risk are recorded in other comprehensive income in the Consolidated Balance Sheets. The Company incurred debt issuance costs of approximately $0.4 million, which were expensed as incurred and recorded in Other income, net. The difference between the fair value of the Loan Facility and the unpaid principal balance of $50.0 million is a reduced liability of $3.3 million as of June 30, 2026. The difference between the fair value of the Previous Credit Agreement and the unpaid principal balance of $40.0 million is an additional liability of $3.0 million as of December 31, 2025. For changes in fair value refer to Note 4 to the Consolidated Financial Statements.

Previous Credit Agreement

In connection with the Refinancing Transaction, the Company repaid all outstanding indebtedness under its credit agreement with an affiliate of OrbiMed Advisors, LLC (the “Previous Credit Agreement”) and terminated all obligations and commitments thereunder. As a result, the Company and the guarantors under the Previous Credit Agreement have no further obligations under the Previous Credit Agreement or the related guarantees other than with respect to the $10.218 Warrant previously issued under the Previous Credit Agreement, which remain outstanding. For further details, refer to Note 4 to the Consolidated Financial Statements.

7. Inventory

The composition of the inventory is as follows (in thousands):

	As of
	June 30, 2026	December 31, 2025
Raw materials	$2,032	$1,895
Work in process	167	116
Finished goods	3,088	4,915
Total inventory	$5,287	$6,926

The Company values its inventories to reflect the lower of cost or net realizable value. Charges for estimated excess and obsolescence are recorded in Cost of sales in the Consolidated Statements of Operations, and were $65,000 and $230,000 for the three-months ended June 30, 2026 and 2025, respectively and $122,000 and $543,000 for the six-months ended June 30, 2026 and 2025, respectively.

8. Intangible Assets

The composition of intangible assets, net is as follows (in thousands):

		As of June 30, 2026			As of December 31, 2025
	Weighted Average Useful Life In Years	Gross Amount	Accumulated Amortization	Net Carry Amount	Gross Amount	Accumulated Amortization	Net Carry Amount
Patent 1	7	143	(62)	81	143	(57)	86
Patent 2	8	238	(97)	141	238	(87)	151
Patent 3	14	118	(27)	91	118	(24)	94
Patent 4	14	84	(14)	70	80	(12)	68
Patent 5	5	55	(18)	37	55	(15)	40
Patent 6	1	152	(103)	49	154	(84)	70
Regenity License	8	5,000	(750)	4,250	5,000	(500)	4,500
Capitalized Software	2	635	(159)	476	635	(53)	582
Trademarks	Indefinite	54	-	54	54	-	54
Total intangible assets		$6,479	$(1,230)	$5,249	$6,477	$(832)	$5,645

For the three and six-months ended June 30, 2026 and 2025, the Company did not identify any events or changes in circumstances that indicated that the carrying value of its intangibles may not be recoverable. As such, there was no impairment of intangible assets recognized for the three and six-months ended June 30, 2026 and 2025. Amortization expense of intangibles included in the Consolidated Statements of Operations was $196,000 and $152,000 for the three-months ended June 30, 2026 and 2025, respectively, and $400,000 and $288,000 for the six-months ended June 30, 2026 and 2025, respectively. Due to Regenity receiving 510(k) clearance for Cohealyx in December 2024, the Company recorded a license (the “Regenity License”) of $5.0 million. For further details refer to Note 11 to the Consolidated Financial Statements.

The Company expects the future amortization of amortizable intangible assets held at June 30, 2026 to be as follows (in thousands):

Estimated Amortization Expense
Remainder of 2026	$383
2027	758
2028	705
2029	547
2030	547
Thereafter	2,255
Total	$5,195

9. Plant and Equipment

The composition of plant and equipment, net is as follows (in thousands):

		As of
	Useful Lives	June 30, 2026	December 31, 2025
Computer equipment	3 - 5 years	$1,890	$1,867
Computer software	3 years	923	923
Construction in progress (“CIP”)		-	17
Furniture and fixtures	7 years	1,221	1,221
Laboratory and other equipment	3 - 5 years	1,308	1,247
Leasehold improvements	Lesser of life or lease term	4,882	4,882
RECELL molds	5 years	606	606
RECELL GO RPD CIP		845	999
RECELL GO RPD		271	343
Operating lease assets - RPD	200 uses	1,650	1,630
Less: accumulated amortization and depreciation		(5,918)	(5,105)
Total plant and equipment, net		$7,678	$8,630

RECELL GO RPD CIP consists of materials for the manufacture of the RPDs. RPDs have a useful life of 200 uses and are being amortized based on customer usage as determined by orders placed for the sales of the RPKs. RECELL GO RPD represents assets available to be leased by customers and are not depreciated until leased.

Depreciation expense related to plant and equipment was $385,000 and $400,000 for the three-months ended June 30, 2026 and 2025, respectively, and $785,000 and $785,000 for the six-months ended June 30, 2026 and 2025, respectively. No impairment was recorded for the three and six-months ended June 30, 2026 and 2025.

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

The table below summarizes the Company's Lease revenue as presented in the Consolidated Statement of Operations for the three and six-months ended June 30, 2026 and 2025.

	Three-Months Ended		Six-Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Variable lease revenue	$213	$192	$400	$381

Assets held for lease and included in Plant and equipment consisted of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Rental RPD assets	$1,650	$1,630
Accumulated depreciation	(131)	(98)
Net rental RPD assets	$1,519	$1,532

10. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. The Company’s chief operating decision-maker (“CODM”) is its Chief Executive Officer, who evaluates financial information and assesses the performance of resources on a consolidated basis. Long-lived assets are primarily located in the United States as of June 30, 2026 and December 31, 2025.

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

Revenue by region for the three and six-months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue by region:
United States	$20,846	$17,896	$39,416	$35,652
Japan	387	427	826	1,061
European Union	182	-	315	49
Australia	194	40	234	80
United Kingdom	93	55	162	90
Total	$21,702	$18,418	$40,953	$36,932

Revenue by customer type for the three and six-months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue by customer type:
Commercial sales	$21,613	$18,354	$40,856	$36,804
Deferred commercial revenue recognized	9	8	17	17
BARDA revenue for right of first access	80	56	80	111
Total	$21,702	$18,418	$40,953	$36,932

Commercial revenue by product for the three and six-months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Commercial revenue by product:
RECELL	$19,049	$16,819	$36,170	$34,494
Cohealyx	1,744	330	3,244	357
PermeaDerm	607	1,013	1,042	1,572
Lease revenue	213	192	400	381
Total commercial sales	$21,613	$18,354	$40,856	$36,804

Consolidated net loss by segment for the three and six-months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Total revenues	$21,702	$18,418	$40,953	$36,932
Purchases of inventory	(3,483)	(3,277)	(6,261)	(5,775)
Other cost of sales	(452)	(192)	(1,197)	(528)
Gross profit	17,767	14,949	33,495	30,629
Operating expenses:
Sales and marketing	(13,573)	(14,314)	(26,414)	(29,147)
General and administrative	(5,971)	(6,666)	(12,032)	(13,057)
Research and development	(5,078)	(5,117)	(10,707)	(11,400)
Total operating expenses	(24,622)	(26,097)	(49,153)	(53,604)
Operating loss	(6,855)	(11,148)	(15,658)	(22,975)
Interest expense	(1,463)	(1,252)	(2,887)	(2,485)
Other income, net	688	2,484	293	1,693
Loss before income taxes	(7,630)	(9,916)	(18,252)	(23,767)
Income tax expense	(33)	(4)	(22)	(12)
Net loss	$(7,663)	$(9,920)	$(18,274)	$(23,779)

Other cost of sales consists of shipping costs, manufacturing scrap and overhead variances, and depreciation.

11. Commitments and Contingencies

The Company is subject to certain contingencies arising in the ordinary course of business. The Company records accruals for these contingencies to the extent that a loss is both probable and reasonably estimable. If some amount within a range of loss appears more likely than any other amount within the range, that amount is accrued. Alternatively, when no amount within a range of loss appears to be a better estimate than any other amount, the lowest amount in the range is accrued. The Company expenses legal costs associated with loss contingencies as incurred. As of June 30, 2026 and December 31, 2025, the Company did not have any outstanding or threatened litigation that would have a material impact on the Consolidated Financial Statements.

Development and Distribution Agreement with Regenity

On July 31, 2024, the Company entered into the Regenity Agreement to market, sell, and distribute Cohealyx, a unique collagen-based dermal matrix under the Company's private label in the U.S. The initial term of the Regenity Agreement is five years, with an automatic extension of an additional five years, contingent upon meeting certain criteria. The Regenity Agreement also requires the Company to meet certain revenue targets, which may be reduced by the amount of product purchased during a given year, in order to maintain its exclusive distribution rights. In the event the Company fails to meet those revenue targets, Regenity may end the Company’s exclusivity under the Regenity Agreement unless the Company makes a cash payment to Regenity equal to the difference between what Regenity would have received if the revenue target were met and the amount of payments that were made to Regenity during the year.

Under the terms of the Regenity Agreement, the Company made a $2.0 million payment upon receipt of 510(k) clearance by Regenity in December 2024. Depending on the results of certain clinical studies related to Cohealyx, the Company had an additional obligation to pay $3.0 million on or before January 4, 2026, to guarantee development and manufacturing capacity (and related resources). As such, upon Regenity receiving 510(k) clearance in December 2024, the Company recorded $5.0 million in Intangible assets, net on the Consolidated Balance Sheets.

On December 17, 2025, the Company entered into Amendment One to the Regenity Agreement (the “Regenity Amendment”). Under the terms of the Regenity Amendment, the Company’s obligation to pay $3.0 million was amended to on or before January 4, 2027 to guarantee development and manufacturing capacity (and related resources). As of June 30, 2026 and December 31, 2025, the Company recorded this $3.0 million obligation in Contingent liability and Contingent liability, long-term, respectively, on the Consolidated Balance Sheets. The Regenity Amendment also extended the 50/50 revenue split between the Company and Regenity through 2027, after which it will convert to 60 (the Company)/40 (Regenity).

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

On March 17, 2025, the Company and Stedical entered into an Amendment Two (the “Amendment”) of the Distribution Agreement. Under the terms of the Amendment, the Company’s share of revenue from PermeaDerm sales increased from 50% to 60% and Stedical becomes eligible for certain milestone payments conditioned upon AVITA Medical’s achievement of specified sales targets. In addition, Stedical’s share from the sale of PermeaDerm is reduced by the Company’s actual cost to manufacture PermeaDerm. For 2025, the Company was required to reach $6.0 million in gross sales of PermeaDerm. For every year thereafter, the Company must achieve a minimum 20% increase in revenue from sales of PermeaDerm. In the event the Company fails to achieve the specified growth rate for two subsequent years, the Company has the option to make a cash payment to Stedical equal to the difference between what Stedical would have received if those two growth targets had been met for those two consecutive years and the amount of payments that were made to Stedical over that two-year period. The Amendment revises the initial term of the Distribution Agreement to ten years from the date of the Amendment. For details regarding an additional amendment to the agreements with Stedical, refer to Note 16 to the Consolidated Financial Statements.

Simultaneously to entering into the Amendment, on March 17, 2025, the Company entered into the Manufacturing Agreement with Stedical to manufacture PermeaDerm in the United States for the purposes of (i) sale in the United States under the terms of the Distribution Agreement, and (ii) sale to Stedical for sale or distribution outside of the United States. The initial term of the Manufacturing Agreement is ten years.

12. Common and Preferred Stock

The Company’s CHESS Depositary Interests (“CDIs”) are quoted on the ASX under the ticker code, “AVH.” Shares of Common Stock are quoted on Nasdaq under the ticker code, “RCEL.” Every five CDIs on ASX represents one share of Common Stock.

The Company is authorized to issue 200,000,000 shares of Common Stock, par value $0.0001 per share, and 10,000,000 shares of Preferred stock, par value $0.0001 per share, issuable in one or more series as designated by the Company’s Board of Directors. No other class of capital stock is authorized. As of June 30, 2026 and December 31, 2025, 30,926,847 and 30,571,662 shares of Common Stock, respectively, were issued and outstanding and no shares of Preferred stock were issued and outstanding during any period.

Common Stock held in the rabbi trust is classified in a manner similar to treasury stock and presented separately on the Consolidated Balance Sheets as Common Stock held by the NQDC Plan. As of June 30, 2026 and December 31, 2025, a total of 75,391 and 135,493 shares underlying awards have been deferred, respectively. Vested shares are converted to Common Stock and are reclassified to permanent equity.

13. Stock-Based Payment Plans

On June 3, 2026, at the Company’s 2026 Annual Meeting of Stockholders, the Company’s stockholders approved the issuance of 16,133 service-only stock options and 22,214 tenure-based RSUs to each of the Company’s six non-executive members of the Board of Directors, as well as the issuance of 48,509 service-only stock options and 66,797 tenure-based RSUs to two non-executive members of the Board of Directors for their initial grants in accordance with ASX rules. These awards are subject to vesting conditions as denoted in the individual grants.

Stock-Based Payment Expenses

Stock-based payment transactions are recognized as compensation expense based on the fair value of the instrument on the date of grant. The Company uses the graded-vesting method to recognize compensation expense. Compensation cost is reduced for forfeitures as they occur in accordance with ASU 2016-09, Simplifying the Accounting for Share-Based Payment. No income tax benefit was recognized in the Consolidated Statements of Operations for stock-based payment arrangements for the three- and six-months ended June 30, 2026 and 2025.

In June 2023, the stockholders approved the Company’s Employee Stock Purchase Plan (the “ESPP”), which became effective on July 1, 2023. On June 30, 2023, the Company filed a Registration Statement on Form S-8 to register 1,000,000 shares of Common Stock under the ESPP, as a result of the Company’s stockholders approving the ESPP at the 2023 annual meeting of stockholders. The ESPP features two six-month offering periods per year, running from June 1 to November 30 and from December 1 to May 31.

The Company has included stock-based compensation expense for all equity awards and the ESPP as part of operating expenses in the accompanying Consolidated Statements of Operations as follows (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Sales and marketing expenses	$548	$594	$1,031	$1,098
General and administrative expenses	954	1,439	1,128	3,017
Research and development expenses	486	636	930	1,246
Total	$1,988	$2,669	$3,089	$5,361

A summary of share option activity as of June 30, 2026, and changes during the period ended, is presented below:

	Service Only Share Options	Performance-Based Share Options	Total Share Options
Outstanding shares at December 31, 2025	4,365,603	171,301	4,536,904
Granted	872,777	-	872,777
Exercised	-	-	-
Expired	(250,852)	(27,112)	(277,964)
Forfeited	(43,372)	-	(43,372)
Outstanding shares at June 30, 2026	4,944,156	144,189	5,088,345
Exercisable at June 30, 2026	2,693,385	134,595	2,827,980
Vested and expected to vest - June 30, 2026	4,944,156	144,189	5,088,345

A summary of the status of the Company’s unvested RSUs as of June 30, 2026, and changes that occurred during the period, is presented below:

Tenure-Based RSUs
Unvested RSUs outstanding at December 31, 2025	67,048
Granted	951,648
Vested	(67,048)
Forfeited	(16,270)
Unvested RSUs outstanding at June 30, 2026	935,378

14. Income Taxes

Tax expense was $33,000 and $4,000, for the three-months ended June 30, 2026 and 2025, respectively. Tax expense was $22,000 and $12,000 for the six-months ended June 30, 2026 and 2025, respectively. For 2026 and 2025, these amounts are related to state minimum taxes.

15. Net Loss per Share

The following is a reconciliation of the basic and diluted loss per share computations:

	Three-Months Ended		Six-Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
(in thousands, except share and per share amounts)
Net loss	$(7,663)	$(9,920)	$(18,274)	$(23,779)
Weighted-average common shares—outstanding, basic and diluted	30,749,894	26,367,548	30,645,960	26,400,366
Net loss per common share, basic and diluted	$(0.25)	$(0.38)	$(0.60)	$(0.90)

	Three-Months Ended		Six-Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Anti-dilutive shares excluded from diluted net loss per common share:
Stock options	5,088,345	5,149,976	5,088,345	5,149,976
Restricted stock units	935,378	99,504	935,378	99,504
ESPP	131,680	58,959	131,680	58,959
Warrants	909,661	554,841	909,661	554,841

The Company’s basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of Common Stock outstanding for the relevant period. In accordance with ASC 710, shares of Common Stock held by the rabbi trust are excluded from the denominator in both the basic and the diluted net loss per common share calculations. As of June 30, 2026 and 2025, a total of 75,391 and 125,276 shares of Common Stock were excluded, respectively. For the purposes of the calculation of diluted net loss per share, options to purchase Common Stock, restricted stock units, and unvested shares of Common Stock issued upon the early exercise of stock options have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. Because the Company has reported a net loss for the three- and six-months ended June 30, 2026 and 2025, diluted net loss per common share is the same as the basic net loss per share for those periods.

16. Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that except as disclosed below, no events have occurred that would require adjustment to, or disclosures in, the Consolidated Financial Statements.

On August 5, 2026, the Company and Stedical entered into a Global Amendment of the Distribution and Manufacturing Agreements with Stedical (the “Global Amendment”). Under the terms of the Global Amendment, in exchange for a $500,000 fee the Company will hold the right of first offer and refusal to expand its exclusive distribution territory to include all or a portion of the European Union, the United Kingdom, and/or Australia. In addition, the Company’s share of revenue from PermeaDerm sales will increase to 67% for products sold in sheet form, subject to increased revenue sharing in the event the Company’s gross margin on those products exceeds 50%, and to 80% for products sold in glove form, subject to increased revenue sharing in the event the Company’s gross margin on those products exceeds 35%. For 2026, the Company is required to reach total PermeaDerm revenue sharing payments of $1.0 million, with 20% growth minimums each year through 2030. All previous minimum revenue sharing payment requirements under the Distribution Agreement were waived.

Also under the Global Amendment, Stedical may pursue the commercialization of PermeaDerm in certain U.S. markets not currently served by the Company. The Company will sell PermeaDerm for such sales to Stedical at a ten percent premium to the Company’s actual manufacturing costs. For PermeaDerm manufactured for Stedical to sell outside of the U.S., primarily in Asia, the Company will sell such PermeaDerm to Stedical at $200 per carton plus a 10% manufacturing fee, subject to a reasonable volume cap.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of AVITA Medical, Inc.’s (“we”, “our”, or “us”) financial condition and results of operations should be read in conjunction with our unaudited Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q as well as the “Note Regarding Forward-Looking Statements” on page 3.

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
•
Repositioning PermeaDerm as an alternative to allograft (cadaver skin), leveraging its clinical, economic, and operational advantages to establish a higher-value role in burn care.
•
Driving adoption of RECELL GO mini in burn and trauma centers treating smaller wounds;
•
Complete analysis of the results of the clinical studies for Cohealyx and PermeaDerm and prepare for submission of the data for publication;
•
Expanding RECELL internationally through distributor-led commercialization upon receipt of regulatory approvals;
•
Driving commercial revenue growth, improving operating leverage, generating positive cash flow, and achieving long-term operating profitability; and

•
Pursuing additional business development opportunities complementary to our target wound care markets.

Business Environment and Current Trends

Changes in reimbursement rates and coverage policy by third party payors may place additional financial pressure on hospitals and the broader healthcare system. These changes could reduce demand for our products, particularly if healthcare providers face lower margins or additional administrative burdens. For example, in 2025 the Centers for Medicare & Medicaid Services (“CMS”) designated pricing responsibility for the Current Procedural Terminology (“CPT”) code used with RECELL to the seven regional Medicare Administrative Contractors (“MACs”). Delay by the MACs in establishing and publishing reimbursement rates temporarily slowed clinician use of RECELL. As of March 2026, all seven MACs had published rates, restoring reimbursement clarity and supporting a return toward normalized utilization.

In July 2026, CMS released the 2027 Medicare Physician Fee Schedule (“PFS”), Hospital Outpatient Prospective Payment System, and Ambulatory Surgical Center (“ASC”) proposed rules addressing Medicare payment for Skin Cell Suspension Autograft, the procedure performed using RECELL The proposed rules reflect the new Category I CPT code family effective January 1, 2027 and include proposed national physician relative value units based on American Medical Association recommended valuation, as well as proposed increases to hospital outpatient and ASC facility payment rates. If finalized, RECELL physician reimbursement would transition from the current regional MACs contractor-priced methodology to a more transparent, nationally published PFS. CMS is expected to issue final rules later this year, with implementation effective January 1, 2027.

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

Geopolitical conditions may also impact our operations. Although we do not have operations in Russia, Ukraine, the Middle East, or Asia (outside of Japan), the continuation or threat of military conflicts in these regions or any escalation of conflicts beyond their current scope may further weaken the global economy resulting in additional inflationary pressures or supply chain constraints.

Recent Developments

On January 13, 2026, we entered into a five-year credit facility with Perceptive Advisors LLC providing up to $60 million in available capital. At closing, we drew $50 million and used a portion of the proceeds to repay our existing debt, resulting in net proceeds of approximately $6.0 million after repayment of our prior debt and certain related transaction fees. This credit facility includes an option to access an additional $10.0 million through the first quarter of 2027, subject to the achievement of a certain revenue milestone. This facility also establishes trailing twelve-month revenue covenants aligned with our current operating trajectory, including $68.5 million for the quarter ended March 31, 2026, $69.0 million for the quarter ended June 30, 2026, and $73.0 million for the year ending December 31, 2026. As of June 30, 2026, we were in compliance with these covenants. For additional information, see Liquidity and Capital Resources below.

On April 6, 2026, we entered into a ten-year agreement with the Biomedical Advanced Research and Development Authority (“BARDA”), part of the U.S. Department of Health and Human Services, with a total potential value of up to $25.5 million. Under the agreement, we will maintain a supply of RECELL for deployment in burn mass casualty incidents and provide associated readiness and support services. The agreement provides approximately $4.0 million in access and maintenance fees over the ten-year term, with additional potential revenue tied to procurement options exercised by BARDA. Costs to fulfill the BARDA emergency preparedness performance obligation, which consist of billed costs to BARDA incurred in connection with emergency deployment services, are incremental and expected to be recovered.

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

In April 2026, RECELL GO received Therapeutic Goods Administration certification in Australia and was listed on New Zealand's Web Assisted Notification of Devices database by Medsafe, enabling commercialization in both markets. These regulatory authorizations expand the international availability of RECELL GO and support our distributor-led commercialization strategy in Australia and New Zealand.

In June 2026, clinical data highlighting the first documented use of RECELL GO in the United Kingdom was presented at the 2026 British Burn Association Annual Meeting. The case series, involving 17 patients treated at Stoke Mandeville Hospital, demonstrated successful use of RECELL GO across burn and reconstructive procedures, with investigators reporting favorable clinical outcomes, uncomplicated donor-site healing, and workflow benefits through standardized cell preparation.

Results of Operations for the three-months ended June 30, 2026 compared to the three-months ended June 30, 2025.

The table below summarizes the results of our operations for each of the periods presented (in thousands).

	Three-Months Ended
Statement of Operations Data:	June 30, 2026	June 30, 2025	$ Change	% Change
Sales revenue	$21,489	$18,226	3,263	18%
Lease revenue	213	192	21	11%
Total revenues	21,702	18,418	3,284	18%
Cost of sales	(3,935)	(3,469)	(466)	13%
Gross profit	17,767	14,949	2,818	19%
Operating expenses:
Sales and marketing	(13,573)	(14,314)	741	(5)%
General and administrative	(5,971)	(6,666)	695	(10)%
Research and development	(5,078)	(5,117)	39	(1)%
Total operating expenses	(24,622)	(26,097)	1,475	(6)%
Operating loss	(6,855)	(11,148)	4,293	(39)%
Interest expense	(1,463)	(1,252)	(211)	17%
Other income, net	688	2,484	(1,796)	nm
Loss before income taxes	(7,630)	(9,916)	2,286	(23)%
Income tax expense	(33)	(4)	(29)	nm
Net loss	$(7,663)	$(9,920)	2,257	(23)%

*nm = not meaningful

Total revenues increased by 18%, or $3.3 million, to approximately $21.7 million, compared to $18.4 million in the same period in the prior year. The growth in revenues was largely driven by increased contributions from Cohealyx, RECELL GO mini in trauma and smaller wounds, and continued normalization in RECELL utilization following the resolution of MAC-related reimbursement headwinds.

Gross profit margin was 81.9% compared to 81.2% in the corresponding period in the prior year. Note that the gross margin for RECELL products only was 86.0% for the quarter, which we believe will remain in this range for future quarters. The increase in the overall gross margin percentage from the prior year was primarily caused by lower volume discounts offset by product mix. The Company shares the average sales price for Cohealyx at 50% and for PermeaDerm at 60%. Although these arrangements are highly beneficial, they inevitably result in an overall decrease in gross margin percentage. Therefore, the product mix is expected to continue to impact the overall gross margin percentage while increasing the gross profit and, given that expenses associated with this revenue do not increase significantly, the operating profit on a quarterly basis.

Total operating expenses decreased by 6% or $1.5 million to $24.6 million, compared with $26.1 million in the corresponding period in the prior year.

Sales and marketing expenses decreased by 5%, or $0.7 million, to $13.6 million, compared to $14.3 million in the corresponding period in the prior year. Lower costs in the current year are due to decreases in selling expenses of $0.9 million, offset by higher other selling expenses of $0.2 million. The decrease in selling expenses is due to lower commissions and marketing spend.

General and administrative expenses decreased by 10%, or $0.7 million, to $6.0 million, compared to $6.7 million in the same period in the prior year. Lower costs in the current year are due to decreases in stock-based compensation of $0.5 million and professional fees of $0.4 million, offset by an increase in salaries and benefits of $0.2 million. The decrease in stock-based compensation is due to reduced grant activity.

Research and development expenses of $5.1 million were consistent compared to the same period in the prior year.

Other income, net decreased by $1.8 million to $0.7 million from $2.5 million in the prior period. In the current period, other income, net consists of $0.5 million in income related to our investments and a non-cash gain of $0.2 million related to the change in fair value of the loan facility. The prior period income consisted of non-cash gains of $1.2 million related to the change in fair value of warrants, $0.9 million related to the change in fair value of loan facility, and $0.4 million in income related to our investments.

Results of Operations for the six-months ended June 30, 2026 compared to the six-months ended June 30, 2025.

The table below summarizes the results of our operations for each of the periods presented (in thousands).

	Six-Months Ended
Statement of Operations Data:	June 30, 2026	June 30, 2025	$ Change	% Change
Sales revenue	$40,553	$36,551	4,002	11%
Lease revenue	400	381	19	5%
Total revenues	40,953	36,932	4,021	11%
Cost of sales	(7,458)	(6,303)	(1,155)	18%
Gross profit	33,495	30,629	2,866	9%
Operating expenses:
Sales and marketing	(26,414)	(29,147)	2,733	(9)%
General and administrative	(12,032)	(13,057)	1,025	(8)%
Research and development	(10,707)	(11,400)	693	(6)%
Total operating expenses	(49,153)	(53,604)	4,451	(8)%
Operating loss	(15,658)	(22,975)	7,317	(32)%
Interest expense	(2,887)	(2,485)	(402)	16%
Other income, net	293	1,693	(1,400)	nm
Loss before income taxes	(18,252)	(23,767)	5,515	(23)%
Income tax expense	(22)	(12)	(10)	nm
Net loss	$(18,274)	$(23,779)	5,505	(23)%

*nm = not meaningful

Total revenues increased by 11%, or $4.0 million, to approximately $41.0 million, compared to $36.9 million in the same period in the prior year. The growth in revenues was largely driven by increased contributions from Cohealyx, RECELL GO mini in trauma and smaller wounds, and continued normalization in RECELL utilization following the resolution of MAC-related reimbursement headwinds.

Gross profit margin was 81.8% compared to 82.9% in the corresponding period in the prior year. Note that the gross margin for RECELL products only was 85.5% for the six-months ended June 30, 2026, which we believe will remain in this range for future quarters. The decrease in the overall gross margin percentage from the prior year was primarily caused by product mix. The Company shares the average sales price for Cohealyx at 50% and for PermeaDerm at 60%. Although these arrangements are highly beneficial, they inevitably result in an overall decrease in gross margin percentage. Therefore, the product mix is expected to continue to impact the overall gross margin percentage while increasing the gross profit and, given that expenses associated with this revenue do not increase significantly, the operating profit on a quarterly basis.

Total operating expenses decreased by 8% or $4.5 million to $49.2 million, compared with $53.6 million in the corresponding period in the prior year.

Sales and marketing expenses decreased by 9%, or $2.7 million, to $26.4 million, compared to $29.1 million in the corresponding period in the prior year. Lower costs in the current year are due to decreases in selling expenses of $1.5 million, salaries and benefits of approximately $0.8 million, and professional fees of $0.8 million, offset by higher other selling expenses of $0.4 million. The decrease in salaries and benefits is due to the reduction of our sales force as part of cost savings initiatives which began in the second quarter of the prior year. The decrease in selling expenses is due to lower commissions and reduced marketing spend. The decrease in professional fees is due to lower consulting costs. The increase in other selling expenses is due to higher travel spend.

General and administrative expenses decreased by 8%, or $1.0 million, to $12.0 million, compared to $13.1 million in the same period in the prior year. Lower costs in the current year are due to a decrease in stock-based compensation of $1.9 million, offset by an increase in deferred compensation expense of $0.9 million. The decrease in stock-based compensation is due to higher forfeitures, decreased headcount, and reduced grant activity. The increase in deferred compensation expense is driven by a higher stock price used to calculate the deferred compensation liability.

Research and development expenses decreased by 6%, or $0.7 million, to $10.7 million, compared to $11.4 million in the same period in the prior year. Lower costs in the current year are due to decreases in research and development expenses of $0.5 million and professional fees of $0.2 million. The decrease in research and development expenses is due to lower product testing costs. The decrease in professional fees is due to lower clinical trial costs associated with PermeaDerm and Cohealyx post-market studies.

Other income, net decreased by $1.4 million to $0.3 million from $1.7 million in the prior period. In the current period, other income, net consists of a non-cash gain of $0.5 million related to the change in fair value of the loan facility and $0.5 million in income related to our investments, offset by a non-cash charge of $0.6 million related to the change in fair value of warrants and $0.1 million in other income, net. The prior period expense consisted of non-cash gains of $1.5 million related to the change in fair value of warrants and $0.2 million related to the change in fair value of loan facility, plus $0.8 million in income related to our investments offset by $0.8 million in debt issuance costs.

Liquidity and Capital Resources

Overview

Our Consolidated Financial Statements have been prepared on the basis that we will continue as a going concern for the next 12 months. We had approximately $9.1 million in cash and cash equivalents and $2.0 million in marketable securities as of June 30, 2026. We have funded our research and development activities, and more recently our substantial investment in sales and marketing activities, through the sales of our products, the issuance of equity securities, and debt financing. If capital is not available to us when amounts are needed, we could be required to delay, scale back, or abandon commercial activities and development programs and other operations, which could adversely impact our business, financial condition, and operating results.

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

On January 13, 2026 (the “Closing Date”), we entered into a Credit Agreement and Guaranty (the “Credit Agreement”), and Security Agreement (the “Security Agreement”), by and among us, as borrower, Avita Medical Americas, LLC, a wholly-owned subsidiary of the Company, as guarantor (the “Guarantor,” taken together with the Company, the “Obligors”) and Perceptive Credit Holdings V, LP as a lender and the administrative agent (the “Lender,” and the “Administrative Agent,” as applicable). The Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $60 million (the “Loan Facility”), of which (i) $50 million was funded on the Closing Date (the “Initial Commitment Amount”), and (ii) $10 million will be made available, at our discretion by notice to the Administrative Agent on or before March 31, 2027, subject to satisfaction of a certain net revenue requirement (the “Additional Commitment Amount”). On the Closing Date, we closed on the Initial Commitment Amount, less certain fees and expenses payable to or on behalf of the Lender. Simultaneously with the closing of the Initial Commitment Amount, we repaid in full and terminated all of our obligations and commitments under our previous credit agreement (the “Refinancing Transaction”).

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

On the Closing Date, we agreed to issue to the Lender, subject to shareholder approval, warrants to purchase up to 650,000 shares of Common Stock, par value $0.0001 per share, at an exercise price set at the lower of two 10-day VWAPs: (i) the 10-day VWAP ending on the business day immediately prior to the Closing Date, which VWAP is $3.4019; or (ii) the 10-day VWAP ending on the business day immediately prior to the issuance date of the warrants. On June 3, 2026, our shareholders approved the issuance of such warrants. On June 8, 2026, we issued a warrant covering up to 650,000 shares of Common Stock at an exercise price of $3.4019 per share, of which 500,000 shares are immediately exercisable, with an additional 150,000 shares that will vest and become exercisable if we close on the Additional Commitment Amount.

Under the terms of the Credit Agreement, and as set forth in a fee letter between us, and the Lender and the Administrative Agent (the “Fee Letter”), we will pay certain fees with respect to the Loan Facility, including a prepayment premium ranging from 1% to 10% of the amount of the Loan Facility that is prepaid upon any voluntary or mandatory prepayment (including as a result of an acceleration), together with certain other fees and expenses of the Lender.

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

The Credit Agreement contains a number of customary representations, warranties, and covenants that, among other things, will limit or restrict our ability to (subject to certain qualifications and exceptions): create liens and encumbrances; incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends or make other payments in respect of their capital stock; redeem or repurchase certain debt; engage in certain transactions with affiliates; and enter into certain restrictive agreements. Among such covenants, the Credit Agreement includes a financial maintenance test that requires us to maintain a specified minimum net revenue for each trailing twelve-month period ending on the last day of a fiscal quarter occurring prior to the maturity date of the Loan Facility, with the first such test occurring as of the fiscal quarter ended March 31, 2026. In addition, the Credit Agreement requires us to maintain, in the aggregate, at least $5 million of unrestricted cash at all times. Pursuant to the Security Agreement, all obligations under the Credit Agreement are guaranteed and secured by substantially all of our assets.

The following table summarizes our cash flows for the periods presented (in thousands):

	Six-Months Ended
(in thousands)	June 30, 2026	June 30, 2025
Net cash used in operating activities	$(13,568)	$(20,538)
Net cash provided by investing activities	5,930	17,782
Net cash provided by financing activities	6,534	922
Net decrease in cash and cash equivalents	(1,104)	(1,834)
Cash and cash equivalents at beginning of the period	10,243	14,050
Cash and cash equivalents at end of the period	9,139	12,216

Net cash used in operating activities was $13.6 million and $20.5 million during the six-months ended June 30, 2026 and 2025, respectively. The decrease in net cash used in operations was primarily due to increased gross profit, decreased operating expenses, and the timing of working capital outlays.

Net cash provided by investing activities was $5.9 million and $17.8 million during the six-months ended June 30, 2026 and 2025, respectively. The decrease in cash provided by investing activities is primarily attributable to lower cash inflows from maturities of marketable securities in the current year.

Net cash provided by financing activities was $6.5 million and $0.9 million during the six-months ended June 30, 2026 and 2025, respectively. The increase in cash provided by financing activities is primarily due to the Loan Facility entered into on January 13, 2026.

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

For the six-months ended June 30, 2026, there were no dividends paid and we have no plans to commence the payment of dividends.

Under the terms of the Regenity Agreement, we have an obligation to make an additional $3.0 million payment on or before January 4, 2027 to guarantee development and manufacturing capacity (and related resources), contingent on positive results of certain clinical studies. With the exception of the milestone payments under the Regenity Agreement, we do not have any other purchase commitments or long-term contractual obligations, except for lease obligations as of June 30, 2026.

Subsequent to June 30, 2026, on August 5, 2026, we entered into a Global Amendment of the Distribution and Manufacturing Agreements with Stedical (the “Global Amendment”). Under the terms of the Global Amendment, in exchange for a $500,000 fee we will hold the right of first offer and refusal to expand our exclusive distribution territory to include all or a portion of the European Union, the United Kingdom, and/or Australia. In addition, our share of revenue from PermeaDerm sales will increase to 67% for products sold in sheet form, subject to increased revenue sharing in the event our gross margin on those products exceeds 50%, and to 80% for products sold in glove form, subject to increased revenue sharing in the event our gross margin on those products exceeds 35%. For 2026, we are required to reach total PermeaDerm revenue sharing payments of $1.0 million, with 20% growth minimums each year through 2030. All previous minimum revenue sharing payment requirements under the Distribution Agreement were waived.

Also under the Global Amendment, Stedical may pursue the commercialization of PermeaDerm in certain U.S. markets not currently served by us. We will sell PermeaDerm for such sales to Stedical at a ten percent premium to our actual manufacturing costs. For PermeaDerm manufactured for Stedical to sell outside of the U.S., primarily in Asia, we will sell such PermeaDerm to Stedical at $200 per carton plus a 10% manufacturing fee, subject to a reasonable volume cap.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of June 30, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), were effective.

Our disclosure controls and procedures have been formulated to ensure that (i) information that we are required to disclose in reports that we file or submit under the Securities Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors,” in the 2025 Annual Report, and as updated from time to time in the Company’s subsequent Quarterly Reports on Form 10-Q (the “Risk Factors”). These Risk Factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes to the Risk Factors as of the filing of this Quarterly Report on Form 10-Q.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(a) The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K12B filed on June 30, 2020)

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the registrant’s Form 10-KT filed on February 28, 2022)

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the registrant’s Form 8-K filed on May 15, 2025)

4.1	Warrant Certificate (incorporated by reference to Exhibit 4.1 of the registrant's Form 8-K filed on June 5, 2026)

10.1	Award Contract dated April 6, 2026 by and between the registrant and the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority (BARDA)* ***

10.2	Executive Employment Agreement between the registrant and Cary Vance dated April 30, 2026 (incorporated by reference to Exhibit 10.1 of the registrant's Form 8-K filed on May 1, 2026)†

10.3	Sixth Amendment to the Lease Agreement between the registrant and 28159 Avenue Stanford Properties, LLC, (formerly RIF III-Avenue Stanford LLC), dated June 3, 2026, as amended)*

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32**	18 U.S.C. Section 1350 Certifications

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Management contract or compensation plan or arrangement

* Filed herewith

** Furnished herewith

*** Certain confidential portions of this exhibit have been omitted and redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K because the identified information is both not material and is the type that the registrant treats as private or confidential and/or would be competitively harmful if publicly disclosed

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 6, 2026	AVITA MEDICAL, INC.

		By:	/s/ Cary Vance
Cary G. Vance
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ David O'Toole
David O'Toole
Chief Financial Officer
(Principal Financial and Accounting Officer)