Form 10-Q
period 2026-09-30
AVITA Medical, Inc.
filed 2026-11-05
CIK 1762303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of November 2, 2026 was 31,420,219.

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

Moreover, we operate in an evolving environment. New risks and uncertainties may emerge from time to time, and it is not possible for our management to predict all risks and uncertainties that may impact our business or operations.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q completely, and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, changed circumstances, future events or otherwise.

PART I – Financial Information

Item 1. FINANCIAL STATEMENTS

AVITA MEDICAL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	As of
	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$10,500	$10,243
Marketable securities	-	7,942
Accounts receivable, net	10,343	9,086
Prepaids and other current assets	2,030	1,293
Inventory	4,803	6,926
Total current assets	27,676	35,490
Plant and equipment, net	7,355	8,630
Operating lease right-of-use assets	2,406	2,899
Corporate-owned life insurance (“COLI”) asset	3,165	3,116
Intangible assets, net	5,550	5,645
Other long-term assets	642	612
Total assets	$46,794	$56,392
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$4,838	$8,959
Accrued wages and fringe benefits	11,499	7,813
Loan facility	-	42,984
Current non-qualified deferred compensation (“NQDC”) liability	554	276
Contingent liability	3,000	-
Other current liabilities	3,146	2,645
Total current liabilities	23,037	62,677
Loan facility, long-term	45,476	-
Non-qualified deferred compensation liability	4,420	3,697
Contract liabilities	265	290
Operating lease liabilities, long-term	1,658	2,135
Contingent liability, long-term	-	3,000
Warrant liabilities	2,975	1,243
Total liabilities	77,831	73,042
Commitments and contingencies (Note 11)
Stockholders' equity (deficit):
Common stock, $0.0001 par value per share, 200,000,000 shares authorized, 30,962,549 and 30,571,662, shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	3	3
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding at September 30, 2026 and December 31, 2025	-	-
Company common stock held by the non-qualified deferred compensation plan	(625)	(1,293)
Additional paid-in capital	401,391	394,408
Accumulated other comprehensive income (loss)	1,091	(1,367)
Accumulated deficit	(432,897)	(408,401)
Total stockholders’ equity (deficit)	(31,037)	(16,650)
Total liabilities and stockholders’ equity (deficit)	$46,794	$56,392

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA MEDICAL, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Sales revenue	$25,862	$16,897	$66,415	$53,448
Lease revenue	252	165	652	547
Total revenues	26,114	17,062	67,067	53,995
Cost of sales	(4,173)	(3,187)	(11,631)	(9,490)
Gross profit	21,941	13,875	55,436	44,505
Operating expenses:
Sales and marketing	(13,566)	(12,053)	(39,980)	(41,200)
General and administrative	(6,307)	(7,227)	(18,339)	(20,283)
Research and development	(4,697)	(3,748)	(15,404)	(15,148)
Total operating expenses	(24,570)	(23,028)	(73,723)	(76,631)
Operating loss	(2,629)	(9,153)	(18,287)	(32,126)
Interest expense	(1,479)	(1,268)	(4,366)	(3,754)
Other expense, net	(2,049)	(2,751)	(1,756)	(1,058)
Loss before income taxes	(6,157)	(13,172)	(24,409)	(36,938)
Income tax expense	(65)	(15)	(87)	(28)
Net loss	$(6,222)	$(13,187)	$(24,496)	$(36,966)
Net loss per common share:
Basic and diluted	$(0.20)	$(0.46)	$(0.80)	$(1.37)
Weighted-average common shares:
Basic and diluted	30,866,230	28,393,445	30,720,190	27,012,691

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA MEDICAL, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net loss	$(6,222)	$(13,187)	$(24,496)	$(36,966)
Change in fair value due to credit risk on loan facility	1,173	689	2,462	563
Net unrealized loss on marketable securities	-	-	(4)	(14)
Comprehensive loss	$(5,049)	$(12,498)	$(22,038)	$(36,417)

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA MEDICAL, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except shares)

(Unaudited)

	Common Stock
	Shares	Amount	Company common stock held by the NQDC Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at June 30, 2026	30,926,847	$3	$(625)	$399,541	$(82)	$(426,675)	$(27,838)
Net loss	-	-	-	-	-	(6,222)	(6,222)
Stock-based compensation	-	-	-	1,668	-	-	1,668
Vesting of restricted stock units	8,750	-	-	-	-	-	-
Exercise of stock options	26,952	-	-	182	-	-	182
Change in fair value due to credit risk on loan facility	-	-	-	-	1,173	-	1,173
Balance at September 30, 2026	30,962,549	$3	$(625)	$401,391	$1,091	$(432,897)	$(31,037)

	Common Stock
	Shares	Amount	Company common stock held by the NQDC Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at June 30, 2025	26,613,678	$3	$(1,296)	$374,073	$(2,079)	$(383,593)	$(12,892)
Net loss	-	-	-	-	-	(13,187)	(13,187)
Issuance of common stock under private placement	3,440,377	-	-	14,792	-	-	14,792
Issuance costs associated with private placement	-	-	-	(1,058)	-	-	(1,058)
Issuance of common stock related to debt amendment	400,000	-	-	2,152	-	-	2,152
Stock-based compensation	-	-	-	2,775	-	-	2,775
Vesting of restricted stock units	23,591	-	-	-	-	-	-
Exercise of stock options	6,600	-	-	33	-	-	33
Distribution of Company common stock held by the NQDC Plan	-	-	58	(32)	-	-	26
Vesting of Company common stock held by the NQDC Plan	8,865	-	(43)	43	-	-	-
Change in redemption value of share awards in NQDC Plan	-	-	-	4	-	-	4
Change in fair value due to credit risk on loan facility	-	-	-	-	689	-	689
Balance at September 30, 2025	30,493,111	$3	$(1,281)	$392,782	$(1,390)	$(396,780)	$(6,666)

	Common Stock
	Shares	Amount	Company common stock held by the NQDC Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2025	30,571,662	$3	$(1,293)	$394,408	$(1,367)	$(408,401)	$(16,650)
Net loss	-	-	-	-	-	(24,496)	(24,496)
Issuance of common stock due to exercise of penny warrants	144,895	-	-	718	-	-	718
Stock-based compensation	-	-	-	4,757	-	-	4,757
Vesting of restricted stock units	75,798	-	-	-	-	-	-
Exercise of stock options	26,952	-	-	182	-	-	182
ESPP purchase	143,242	-	-	437	-	-	437
Reclassification of warrant liability to equity due to issuance	-	-	-	1,290	-	-	1,290
Distribution of Company common stock held by the NQDC Plan	-	-	668	(401)	-	-	267
Net unrealized loss on marketable securities	-	-	-	-	(4)	-	(4)
Change in fair value due to credit risk on loan facility	-	-	-	-	2,462	-	2,462
Balance at September 30, 2026	30,962,549	$3	$(625)	$401,391	$1,091	$(432,897)	$(31,037)

	Common Stock
	Shares	Amount	Company common stock held by the NQDC Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2024	26,354,042	$3	$(1,319)	$367,568	$(1,939)	$(359,814)	$4,499
Net loss	-	-	-	-	-	(36,966)	(36,966)
Issuance of common stock under private placement	3,440,377	-	-	14,792	-	-	14,792
Issuance costs associated with private placement	-	-	-	(1,058)	-	-	(1,058)
Issuance of common stock related to debt amendment	400,000	-	-	2,152	-	-	2,152
Stock-based compensation	-	-	-	8,121	-	-	8,121
Vesting of restricted stock units	85,707	-	-	-	-	-	-
Exercise of stock options	74,725	-	-	407	-	-	407
ESPP purchase	114,787	-	-	548	-	-	548
Distribution of Company common stock held by the NQDC Plan	-	-	217	(17)	-	-	200
Vesting of Company common stock held by the NQDC Plan	23,473	-	(179)	179	-	-	-
Change in redemption value of share awards in NQDC Plan	-	-	-	90	-	-	90
Net unrealized loss on marketable securities	-	-	-	-	(14)	-	(14)
Change in fair value due to credit risk on loan facility	-	-	-	-	563	-	563
Balance at September 30, 2025	30,493,111	$3	$(1,281)	$392,782	$(1,390)	$(396,780)	$(6,666)

The accompanying notes form part of the unaudited Consolidated Financial Statements.

AVITA Medical, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine-Months Ended
	September 30, 2026	September 30, 2025
Cash flow from operating activities:
Net loss	$(24,496)	$(36,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt issuance costs	319	-
Fair value of common stock issued related to loan amendment	-	2,152
Change in fair value of loan facility	(419)	767
Change in fair value of warrant liabilities	2,697	(1,572)
Depreciation and amortization	1,824	1,647
Stock-based compensation	4,757	8,146
Non-cash lease expense	722	662
Loss on fixed asset disposal	334	590
Loss on patent disposal	2	11
Remeasurement and foreign currency transaction loss	26	17
Excess and obsolete inventory related charges	243	695
Provision for credit losses	36	(17)
Amortization of premium of marketable securities	(124)	(224)
Non-cash changes in the fair value of NQDC plan	639	(1,069)
Changes in operating assets and liabilities:
Trade and other receivables	(1,292)	3,714
Prepaids and other current assets	(737)	257
Inventory	1,880	(666)
Corporate-owned life insurance ("COLI") asset	187	406
Other long-term assets	(31)	(529)
Accounts payable and accrued expenses	(4,192)	1,762
Accrued wages and fringe benefits	3,686	(4,656)
Current non-qualified deferred compensation liability	545	(1,739)
Other current liabilities	(230)	(111)
Operating lease liability	(477)	(716)
Non-qualified deferred compensation plan liability	(152)	1,707
Contract liabilities	(25)	(25)
Net cash used in operating activities	(14,278)	(25,757)
Cash flow from investing activities:
Purchase of marketable securities	(3,937)	(11,346)
Maturities of marketable securities	12,000	25,500
Purchase of plant and equipment	(238)	(1,679)
Patent filing fees	(6)	(34)
Net cash provided by investing activities	7,819	12,441
Cash flow from financing activities:
Proceeds from loan facility, net of issuance costs	49,081	-
Repayment of Previous Credit Agreement	(42,984)	-
Proceeds from private placement of common stock	-	14,792
Issuance costs associated with private placement	-	(1,058)
Proceeds from exercise of stock options	182	406
Employee stock purchase plan ("ESPP") purchases	437	548
Net cash provided by financing activities	6,716	14,688
Net increase in cash and cash equivalents	257	1,372
Cash and cash equivalents beginning of the period	10,243	14,050
Cash and cash equivalents end of the period	$10,500	$15,422

Supplemental Disclosure of Cash Flow Information:
Income taxes paid during the period	$47	$-
Interest paid during the period	$4,344	$3,738
Non-cash investing and financing activities:
Capital expenditures not yet paid	$63	$150
Right-of-use-asset obtained in exchange for lease liabilities	$-	$201
Intangible asset purchase not yet paid	$500	$-
Exercise of penny warrants	$718	$-
Warrant liability recognized upon issuance of loan facility	$1,043	$-
Reclassification of warrant liability to equity due to issuance	$1,290	$-

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

The Company holds the rights to market, sell, and distribute Cohealyx®, a unique collagen-based dermal matrix, under the terms of an exclusive multi-year development and distribution agreement (the “Regenity Agreement”) with Collagen Matrix, Inc. dba Regenity Biosciences (“Regenity”). Under the terms of the Regenity Agreement, Regenity manufactures and supplies Cohealyx and the Company commercializes it under its private label in the U.S. The Company also holds the rights to manufacture, market, sell, and distribute PermeaDerm®, a biosynthetic wound matrix, in the United States under the terms of an exclusive multi-year distribution agreement (the “Distribution Agreement”) and a contract manufacturing agreement (the “Manufacturing Agreement”) with Stedical Scientific, Inc. (“Stedical”). See Note 11 to the Consolidated Financial Statements for additional information regarding the Company’s commitments with each of Regenity and Stedical.

Liquidity and Going Concern

The Company’s Consolidated Financial Statements have been prepared on the basis of the Company continuing as a going concern for the next twelve months. The Company has incurred operating losses and negative cash flows from operations since its inception and has an accumulated deficit of $432.9 million as of September 30, 2026. For the years ended December 31, 2025 and 2024, the Company used $31.2 million and $48.9 million, respectively, of cash in its operating activities. To date, the Company has funded its operations principally through the sale of its products, issuance of equity securities, and debt financing. These factors, in combination with the Company’s debt repayment obligations, had previously given rise to substantial doubt about the Company’s ability to continue as a going concern.

On January 13, 2026, the Company entered into the Credit Agreement, as defined in Note 6 to the Consolidated Financial Statements, which provides for a five-year senior secured credit facility in an aggregate principal amount of up to $60.0 million, of which (i) $50.0 million was funded at issuance and (ii) $10.0 million will be made available, at the Company’s discretion, on or before March 31, 2027, subject to satisfaction of a certain net revenue requirement (the “Additional Commitment Amount”). In addition, pursuant to the terms of the Credit Agreement, the Company’s minimum cash balance covenant was lowered to $5.0 million.

Simultaneous with the closing of the Initial Commitment Amount (as defined in Note 6 to the Consolidated Financial Statements), the Company repaid in full and terminated all of its obligations and commitments (the “Refinancing Transaction”) under the Previous Credit Agreement as defined in Note 6 to the Consolidated Financial Statements. As a result, the Company and the guarantors under the Previous Credit Agreement have no further obligations under the Previous Credit Agreement or the related guarantees other than with respect to the warrants previously issued under the Previous Credit Agreement, some of which remain outstanding. The Company received total net proceeds after the Refinancing Transaction of approximately $6.0 million.

Subsequent to September 30, 2026, the net revenue requirement within the Company’s Credit Agreement was met. As a result, on November 3, 2026, the Company received the Additional Commitment Amount of $10.0 million. For information regarding this subsequent event, refer to Note 16 to the Consolidated Financial Statements.

Based on the Company’s liquidity position and current forecast of operating results and cash flows, management has now concluded that substantial doubt about the Company’s ability to continue as a going concern no longer exists, and that the Company has sufficient liquidity to meet its obligations as they become due within the next twelve months following the date of issuance of these Consolidated Financial Statements.

As a result of this conclusion, the Company’s credit facility has been reclassified from a current to a long-term liability in the accompanying Consolidated Balance Sheet as of September 30, 2026. As of December 31, 2025, as a result of the prior conclusion that there was substantial doubt about the Company’s ability to continue as a going concern and the Company’s debt service obligations, the long-term portion of the credit facility was classified as a current liability in the accompanying Consolidated Balance Sheet.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held at deposit institutions and cash equivalents. Cash equivalents consist primarily of money market funds. Cash equivalents also include short-term, highly liquid investments with original maturities of three months or less from the date of purchase. The Company held cash at deposit institutions in the amount of $4.6 million and $1.8 million as of September 30, 2026 and December 31, 2025, respectively. The Company does not have cash on deposit denominated in foreign currency in foreign institutions as of September 30, 2026 and December 31, 2025. As of September 30, 2026 and December 31, 2025, the Company held cash equivalents in the amounts of $5.9 million and $8.4 million, respectively.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, trade receivables, and debt and other liabilities. As of September 30, 2026 and December 31, 2025, substantially all the Company’s cash and cash equivalents were deposited in accounts at financial institutions, and those deposited amounts exceed federally insured limits and are, therefore, subject to the risk of bank failure.

As of September 30, 2026 and December 31, 2025, no customer accounted for more than 10% of net accounts receivable. For the three- and nine-months ended September 30, 2026 and 2025, no single customer accounted for more than 10% of total revenues.

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

3. Marketable Securities

The following table summarizes the amortized cost and estimated fair values of cash equivalents and marketable securities:

	As of September 30, 2026
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
(in thousands)
Cash equivalents:
Money market funds	$5,944	$-	$-	$5,944
Total cash equivalents	$5,944	$-	$-	$5,944

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
(in thousands)
Cash equivalents:
Money market funds	$8,448	$-	$-	$8,448
Total cash equivalents	$8,448	$-	$-	$8,448
Current marketable securities:
U.S. Treasury securities	$7,938	$4	$-	$7,942
Total current marketable securities	$7,938	$4	$-	$7,942

The maturities of the Company’s marketable securities are summarized in the following table using contractual maturities. Actual maturities may differ from contractual maturities due to obligations that are called or prepaid.

	As of September 30, 2026		As of December 31, 2025
(in thousands)	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Due in one year or less	$-	$-	$7,938	$7,942

Unrealized gains and losses, net of any related tax effects for marketable securities are excluded from earnings and are included in other comprehensive loss and reported as a separate component of stockholders' equity until realized. Realized gains and losses on marketable securities are included in Other (expense) income, net, in the accompanying Consolidated Statements of Operations. The Company had no unrealized gain or loss as of September 30, 2026 and a net unrealized gain of $4,000 as of December 31, 2025. The Company did not have sales of investments during the three- and nine-months ended September 30, 2026 and 2025 that resulted in realized gains or losses. As of September 30, 2026 and December 31, 2025, the Company did not recognize credit losses. The Company has accrued interest income receivable of $18,000 and $21,000 as of September 30, 2026 and December 31, 2025, respectively, recorded in Prepaids and other current assets in the Consolidated Balance Sheets.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy:

	As of September 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$5,944	$-	$-	$5,944
Total cash equivalents	$5,944	$-	$-	$5,944
Financial liabilities:
Loan Facility	$-	$-	$45,476	$45,476
Warrant liabilities	-	-	2,975	2,975
Non-qualified deferred compensation plan liability	-	4,974	-	4,974
Total financial liabilities	$-	$4,974	$48,451	$53,425
Financial assets:
Corporate-owned life insurance policies	$-	$3,165	$-	$3,165
Total financial assets	$-	$3,165	$-	$3,165

	As of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$8,448	$-	$-	$8,448
Total cash equivalents	$8,448	$-	$-	$8,448
Current marketable securities:
U.S. Treasury securities	$-	$7,942	$-	$7,942
Total current marketable securities	$-	$7,942	$-	$7,942
Total marketable securities and cash equivalents	$8,448	$7,942	$-	$16,390
Financial liabilities:
Loan Facility	$-	$-	$42,984	$42,984
Warrant liabilities	501	-	742	1,243
Non-qualified deferred compensation plan liability	-	3,973	-	3,973
Total financial liabilities	$501	$3,973	$43,726	$48,200
Financial assets:
Corporate-owned life insurance policies	$-	$3,116	$-	$3,116
Total financial assets	$-	$3,116	$-	$3,116

The following table presents the summary of changes in the fair value of the Company’s Level 3 financial instruments:

	As of September 30, 2026		As of December 31, 2025
(in thousands)	Loan facility	Warrant liability	Loan facility	Warrant liability
Balance beginning of period	$42,984	$742	$42,245	$3,432
Extinguishment of Previous Credit Agreement	(42,984)	-	-	-
Loan Facility fair value, at issuance	48,357	1,043	-	-
Reclassification of warrant liability to equity due to issuance	-	(1,290)	-	-
Change in fair value in earnings	(419)	2,480	1,322	(2,690)
Change in fair value in other comprehensive loss	(2,462)	-	(583)	-
Balance end of period, at fair value	$45,476	$2,975	$42,984	$742

The Company’s Level 1 assets include money market instruments and are valued based upon observable market prices. The Company’s Level 1 liabilities included the Penny Warrant (as defined below) which was valued based upon observable market prices. Level 2 assets consist of U.S Treasury securities. Level 2 securities are valued based upon observable inputs that include reported trades, broker/dealer quotes, bids and offers. The corporate-owned life insurance contracts are recorded at cash surrender value, which approximates the fair value and is categorized as Level 2. Non-qualified deferred compensation plan liability is measured at fair value based on quoted prices of identical instruments to the investment vehicles selected by the participants, and is recorded as Level 2. There were no transfers between fair value measurement levels during the periods ended September 30, 2026 and December 31, 2025.

Loan Facility

The fair value of the loan facility was determined using a discounted cash flow method to value the initial term loan using a risk-free interest rate of 5.06% as of September 30, 2026. The valuation was performed based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the loan facility is recorded in the Consolidated Balance Sheets. The fair value is estimated by the Company each reporting period and the change in the fair value is recorded in both earnings and other comprehensive income, depending on both the instrument's inherent credit risk and the market risk related to the debt valuation.

Warrant Liabilities

Perceptive Warrant

On the Closing Date, as defined in Note 6 to the Consolidated Financial Statements, the Company agreed to issue, subject to shareholder approval, a warrant to purchase up to 650,000 shares of the Company’s common stock (“Common Stock”), par value $0.0001 per share, at an exercise price set at the lower of two 10-day VWAPs: (i) the 10-day VWAP ending on the business day immediately prior to the Closing Date, which VWAP is $3.4019; or (ii) the 10-day VWAP ending on the business day immediately prior to the issuance date of the warrant. On June 3, 2026 (the “Shareholder Approval Date”), shareholders approved the issuance of the warrant and a warrant to purchase up to 650,000 shares of Common Stock was issued on June 5, 2026 with an exercise price of $3.4019 (the “Perceptive Warrant”). The Perceptive Warrant is immediately exercisable for 500,000 shares of Common Stock, with an additional 150,000 shares of Common Stock that vested and became exercisable when the Company closed on the Additional Commitment Amount. For further details, refer to Note 16 to the Consolidated Financial Statements.

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

	As of
	September 30, 2026	December 31, 2025
Price of common stock	$11.73	$3.45
Expected term	7.05 years	7.80 years
Expected volatility	50.46%	68.94%
Exercise price	$10.2180	$10.2180
Risk-free interest rate	5.13%	3.97%
Expected dividends	0.00%	0.00%

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

RECELL GO and RECELL GO mini Sales

Revenue for the RECELL GO device is disaggregated between two accounting standards: (1) ASC 606 for the RPK, and (2) ASC 842 for the RPD. The RECELL GO and RECELL GO mini devices consist of single-use RPKs and a durable AC powered device, the RPD. The Company enters into contracts with customers where it receives consideration for the single-use RPKs and does not receive additional consideration for the RPD. The consideration in the contract is allocated based on the SSP. Upon sale of the RPKs, the consideration is allocated to the lease (RPD) and non-lease (RPK) components. Consideration received for the RPK is recorded in Sales revenue in the Consolidated Statement of Operations; and consideration for the lease is recorded in Lease revenue in the Consolidated Statement of Operations. During the three and nine-months ended September 30, 2026, the Company recorded approximately $12.6 million and $32.6 million in Sales revenue related to the RPKs, respectively, and $252,000 and $652,000 in Lease revenue related to the RPD, respectively, in the Consolidated Statement of Operations. During the three and nine-months ended September 30, 2025, the Company recorded approximately $8.3 million and $27.3 million in Sales revenue related to the RPKs, and $165,000 and $547,000 in Lease revenue related to the RPD, respectively, in the Consolidated Statement of Operations.

Distributor Transactions

For international markets, the Company exclusively partners with third-party distributors (currently in Australia and New Zealand (Revolution Surgical Pty Ltd), Austria (Sorbion), Benelux (Aleamed), Germany (Asclepios GmbH), Greece (IGIASI S.A.), Japan (COSMOTEC), the Nordic region (Innova Nordic), Switzerland (medicalsol) and the United Kingdom (Joint Operations Ltd)). Revenue recognition occurs when the distributors obtain control of the product. The terms of sales transactions through distributors are generally consistent with the terms of direct sales to customers and do not contain return rights. These transactions are accounted for in accordance with the Company’s revenue recognition policy described in Note 2 to the Consolidated Financial Statements.

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

Contract Balances

Accounts receivable are recorded net of customer allowances for expected credit losses. Accounts receivable, net as of September 30, 2026, December 31, 2025, and December 31, 2024 were $10.3 million, $9.1 million, and $11.8 million, respectively.

Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance for which the Company does not have the right to payment. As of September 30, 2026 and December 31, 2025, the Company does not have any contract assets.

Contract liabilities are recorded when the Company receives payment prior to satisfying its obligation to transfer goods to a customer. The Company had deferred revenue of $298,000 and $323,000 as of September 30, 2026 and December 31, 2025, respectively. These balances are classified between current and long-term. As of September 30, 2026 and December 31, 2025, a total of $33,000 was included in Other current liabilities and $265,000 and $290,000, respectively, in Contract liabilities in the Consolidated Balance Sheets. As of December 31, 2024, the Company had deferred revenue of $357,000.

For the three and nine-months ended September 30, 2026, the Company recognized revenue of approximately $93,000 and $190,000, respectively, for amounts included in the beginning balance of Contract liabilities. For the three and nine-months ended September 30, 2025, the Company recognized revenue of approximately $64,000 and $192,000, respectively, for amounts included in the beginning balance of Contract liabilities.

Remaining Performance Obligations

The Company’s remaining performance obligations are calculated as the dollar value of the remaining unsatisfied performance obligations on executed contracts. The estimated revenue expected to be recognized in the future once the performance obligations are satisfied under the Company’s existing customer agreements was $298,000 and $323,000, as of September 30, 2026 and December 31, 2025, respectively. These amounts are classified between current and long-term in Other current liabilities and Contract liabilities in the Consolidated Balance Sheets. The Company expects to recognize approximately $33,000 as revenue in the next twelve months.

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

6. Loan Facility

On January 13, 2026 (the “Closing Date”), the Company entered into a Credit Agreement and Guaranty (the “Credit Agreement”), and Security Agreement, by and between the Company, as borrower, and Perceptive Credit Holdings V, LP (the “Lender”), an affiliate of Perceptive Credit Advisors, LLC. The Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $60.0 million (the “Loan Facility”), of which $50.0 million was borrowed on the Closing Date (the “Initial Commitment Amount”). In addition, an aggregate of $10.0 million will be made available, at the Company’s discretion, on or before March 31, 2027, subject to a net revenue requirement (the “Additional Commitment Amount”). For additional details, refer to Note 16 to the Consolidated Financial Statements.

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

The indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets and will accrue interest at a rate equal to the greater of (a) forward-looking one-month term SOFR rate and (b) four percent (4%) per annum, plus seven and a half percent (7.5%). As of September 30, 2026, the interest rate was 11.5%. During an event of default, any outstanding amount will bear interest at a rate of 4% in excess of the otherwise applicable rate of interest. The Company paid certain fees with respect to the Loan Facility, including an upfront fee and certain other fees and expenses of the Lender.

On the Closing Date, the Company agreed to issue to the Lender, subject to shareholder approval, warrants to purchase up to 650,000 shares of Common Stock, par value $0.0001 per share, at an exercise price set at the lower of two 10-day VWAPs: (i) the 10-day VWAP ending on the business day immediately prior to the Closing Date, which VWAP is $3.4019; or (ii) the 10-day VWAP ending on the business day immediately prior to the issuance date of the warrants, with a term of 10 years from the issuance date. On June 3, 2026, shareholders approved the issuance of the Perceptive Warrant (as defined in Note 4) and on June 5, 2026, the Company issued the Perceptive Warrant, of which 500,000 shares of Common Stock were immediately exercisable at an exercise price of $3.4019 per share, with an additional 150,000 shares of Common Stock that vested and became exercisable when the Company closed on the Additional Commitment Amount. The Perceptive Warrant contains customary share adjustment provisions, as well as weighted average price protection in certain circumstances.

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

The Credit Agreement contains certain customary events of default, including with respect to nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; material defaults on other indebtedness; insolvency; loss of certain key permits, persons, and contracts; material adverse effects; certain regulatory matters; and change of control.

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

As permitted under ASC 825, the Company elected the fair value option to account for the Credit Agreement and recorded the Loan Facility and the Perceptive Warrant at fair value with changes in fair value recorded in the Consolidated Statements of Operations in Other (expense) income, net. Changes related to instrument specific credit risk are recorded in other comprehensive income in the Consolidated Balance Sheets. The Company incurred debt issuance costs of approximately $0.4 million, which were expensed as incurred and recorded in Other (expense) income, net. The difference between the fair value of the Loan Facility and the unpaid principal balance of $50.0 million is a reduced liability of $4.5 million as of September 30, 2026. The difference between the fair value of the Previous Credit Agreement and the unpaid principal balance of $40.0 million is an additional liability of $3.0 million as of December 31, 2025. For changes in fair value, refer to Note 4 to the Consolidated Financial Statements.

Previous Credit Agreement

In connection with the Refinancing Transaction, the Company repaid all outstanding indebtedness under its credit agreement with an affiliate of OrbiMed Advisors, LLC (the “Previous Credit Agreement”) and terminated all obligations and commitments thereunder. As a result, the Company and the guarantors under the Previous Credit Agreement have no further obligations under the Previous Credit Agreement or the related guarantees other than with respect to the $10.218 Warrant previously issued under the Previous Credit Agreement, which remain outstanding. For additional details, refer to Note 4 to the Consolidated Financial Statements.

7. Inventory

The composition of the inventory is as follows (in thousands):

	As of
	September 30, 2026	December 31, 2025
Raw materials	$2,138	$1,895
Work in process	12	116
Finished goods	2,653	4,915
Total inventory	$4,803	$6,926

The Company values its inventories to reflect the lower of cost or net realizable value. Charges for estimated excess and obsolescence are recorded in Cost of sales in the Consolidated Statements of Operations, and were $121,000 and $152,000 for the three-months ended September 30, 2026 and 2025, respectively and $243,000 and $695,000 for the nine-months ended September 30, 2026 and 2025, respectively.

8. Intangible Assets

The composition of intangible assets, net is as follows (in thousands):

		As of September 30, 2026			As of December 31, 2025
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Carry Amount	Gross Amount	Accumulated Amortization	Net Carry Amount
Patent 1	6	143	(65)	78	143	(57)	86
Patent 2	7	238	(101)	137	238	(87)	151
Patent 3	14	118	(29)	89	118	(24)	94
Patent 4	15	84	(17)	67	80	(12)	68
Patent 5	5	55	(19)	36	55	(15)	40
Patent 6	1	152	(104)	48	154	(84)	70
Regenity License	8	5,000	(875)	4,125	5,000	(500)	4,500
Stedical License	9	500	(9)	491	-	-	-
Capitalized Software	2	635	(210)	425	635	(53)	582
Trademarks	Indefinite	54	-	54	54	-	54
Total intangible assets		$6,979	$(1,429)	$5,550	$6,477	$(832)	$5,645

For the three and nine-months ended September 30, 2026 and 2025, the Company did not identify any events or changes in circumstances that indicated that the carrying value of its intangibles may not be recoverable. As such, there was no impairment of intangible assets recognized for the three and nine-months ended September 30, 2026 and 2025. Amortization expense of intangibles included in the Consolidated Statements of Operations was $200,000 and $153,000 for the three-months ended September 30, 2026 and 2025, respectively, and $600,000 and $441,000 for the nine-months ended September 30, 2026 and 2025, respectively. Due to Regenity receiving 510(k) clearance for Cohealyx in December 2024, the Company recorded a license (the “Regenity License”) of $5.0 million. For further details, refer to Note 11 to the Consolidated Financial Statements.

The Company expects the future amortization of amortizable intangible assets held at September 30, 2026 to be as follows (in thousands):

Estimated Amortization Expense
Remainder of 2026	$207
2027	816
2028	763
2029	605
2030	605
Thereafter	2,500
Total	$5,496

9. Plant and Equipment

The composition of plant and equipment, net is as follows (in thousands):

		As of
	Useful Lives	September 30, 2026	December 31, 2025
Computer equipment	3 - 5 years	$1,889	$1,867
Computer software	3 years	923	923
Construction in progress (“CIP”)		-	17
Furniture and fixtures	7 years	1,244	1,221
Laboratory and other equipment	3 - 5 years	1,321	1,247
Leasehold improvements	Lesser of life or lease term	4,882	4,882
RECELL molds	5 years	606	606
RECELL GO RPD CIP		927	999
RECELL GO RPD		170	343
Operating lease assets - RPD	200 uses	1,669	1,630
Less: accumulated amortization and depreciation		(6,276)	(5,105)
Total plant and equipment, net		$7,355	$8,630

RECELL GO RPD CIP consists of materials for the manufacture of the RPDs. RPDs have a useful life of 200 uses and are being amortized based on customer usage as determined by orders placed for the sales of the RPKs. RECELL GO RPD represents assets available to be leased by customers and are not depreciated until leased.

Depreciation expense related to plant and equipment was $365,000 and $421,000 for the three-months ended September 30, 2026 and 2025, respectively, and $1.2 million and $1.2 million for the nine-months ended September 30, 2026 and 2025, respectively. No impairment was recorded for the three and nine-months ended September 30, 2026 and 2025.

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

The table below summarizes the Company's Lease revenue as presented in the Consolidated Statement of Operations for the three and nine-months ended September 30, 2026 and 2025.

	Three-Months Ended		Nine-Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Variable lease revenue	$252	$165	$652	$547

Assets held for lease and included in Plant and equipment consisted of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Rental RPD assets	$1,669	$1,630
Accumulated depreciation	(146)	(98)
Net rental RPD assets	$1,523	$1,532

10. Reporting Segment and Geographic Information

The Company views its operations and manages its business in one reporting segment. The Company’s chief operating decision-maker (“CODM”) is its Chief Executive Officer, who evaluates financial information and assesses the performance of resources on a consolidated basis. Long-lived assets are primarily located in the United States as of September 30, 2026 and December 31, 2025.

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

Revenue by region for the three and nine-months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue by region:
United States	$25,196	$16,032	$64,612	$51,685
Japan	681	605	1,507	1,666
European Union	86	-	401	49
Australia	65	80	299	160
United Kingdom	86	345	248	435
Total	$26,114	$17,062	$67,067	$53,995

Revenue by customer type for the three and nine-months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue by customer type:
Commercial sales	$26,021	$16,998	$66,877	$53,803
Deferred commercial revenue recognized	8	8	25	25
BARDA revenue for right of first access	85	56	165	167
Total	$26,114	$17,062	$67,067	$53,995

Commercial revenue by product for the three and nine-months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Commercial revenue by product:
RECELL	$23,080	$15,427	$59,250	$49,921
Cohealyx	2,113	833	5,357	1,190
PermeaDerm	576	573	1,618	2,145
Lease revenue	252	165	652	547
Total commercial sales	$26,021	$16,998	$66,877	$53,803

Consolidated net loss by segment for the three and nine-months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total revenues	$26,114	$17,062	$67,067	$53,995
Purchases of inventory	(4,216)	(2,668)	(10,476)	(8,443)
Other cost of sales	43	(519)	(1,155)	(1,047)
Gross profit	21,941	13,875	55,436	44,505
Operating expenses:
Sales and marketing	(13,566)	(12,053)	(39,980)	(41,200)
General and administrative	(6,307)	(7,227)	(18,339)	(20,283)
Research and development	(4,697)	(3,748)	(15,404)	(15,148)
Total operating expenses	(24,570)	(23,028)	(73,723)	(76,631)
Operating loss	(2,629)	(9,153)	(18,287)	(32,126)
Interest expense	(1,479)	(1,268)	(4,366)	(3,754)
Other expense, net	(2,049)	(2,751)	(1,756)	(1,058)
Loss before income taxes	(6,157)	(13,172)	(24,409)	(36,938)
Income tax expense	(65)	(15)	(87)	(28)
Net loss	$(6,222)	$(13,187)	$(24,496)	$(36,966)

Other cost of sales consists of shipping costs, manufacturing scrap and overhead variances, and depreciation.

11. Commitments and Contingencies

The Company is subject to certain contingencies arising in the ordinary course of business. The Company records accruals for these contingencies to the extent that a loss is both probable and reasonably estimable. If some amount within a range of loss appears more likely than any other amount within the range, that amount is accrued. Alternatively, when no amount within a range of loss appears to be a better estimate than any other amount, the lowest amount in the range is accrued. The Company expenses legal costs associated with loss contingencies as incurred. As of September 30, 2026 and December 31, 2025, the Company did not have any outstanding or threatened litigation that would have a material impact on the Consolidated Financial Statements.

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

On December 17, 2025, the Company entered into Amendment One to the Regenity Agreement (the “Regenity Amendment”). Under the terms of the Regenity Amendment, the Company’s obligation to pay $3.0 million was amended to on or before January 4, 2027 to guarantee development and manufacturing capacity (and related resources). As of September 30, 2026 and December 31, 2025, the Company recorded this $3.0 million obligation in Contingent liability and Contingent liability, long-term, respectively, on the Consolidated Balance Sheets. The Regenity Amendment also extended the 50/50 revenue split between the Company and Regenity through 2027; as of January 1, 2028, the revenue split will convert to 60 (the Company)/40 (Regenity).

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

On March 17, 2025, the Company and Stedical entered into an Amendment Two (the “Amendment”) of the Distribution Agreement. Under the terms of the Amendment, the Company’s share of revenue from PermeaDerm sales increased from 50% to 60% and Stedical became eligible for certain milestone payments conditioned upon AVITA Medical’s achievement of specified sales targets. In addition, Stedical’s share from the sale of PermeaDerm is reduced by the Company’s actual cost to manufacture PermeaDerm. For 2025, the Company was required to reach $6.0 million in gross sales of PermeaDerm. For every year thereafter, the Company must achieve a minimum 20% increase in revenue from sales of PermeaDerm. In the event the Company fails to achieve the specified growth rate for two subsequent years, the Company has the option to make a cash payment to Stedical equal to the difference between what Stedical would have received if those two growth targets had been met for those two consecutive years and the amount of payments that were made to Stedical over that two-year period. The Amendment revises the initial term of the Distribution Agreement to ten years from the date of the Amendment.

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

On August 5, 2026, the Company and Stedical entered into a Global Amendment of the Distribution and Manufacturing Agreements with Stedical (the “Global Amendment”). Under the terms of the Global Amendment, in exchange for a $500,000 fee, the Company will hold the right of first offer and refusal to expand its exclusive distribution territory to include all or a portion of the European Union, the United Kingdom, and/or Australia. As such, the Company recorded $0.5 million in Intangible assets, net on the Consolidated Balance Sheets.

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

Also under the Global Amendment, Stedical may pursue the commercialization of PermeaDerm in certain U.S. markets not currently served by the Company. The Company will sell PermeaDerm for such sales to Stedical at a ten percent premium to the Company’s actual manufacturing costs. For PermeaDerm manufactured for Stedical to sell outside of the U.S., primarily in Asia, the Company will sell such PermeaDerm to Stedical at a fixed price per carton plus a 10% manufacturing fee, subject to a reasonable volume cap.

12. Common and Preferred Stock

The Company’s CHESS Depositary Interests (“CDIs”) are quoted on the ASX under the ticker code, “AVH.” Shares of Common Stock are quoted on Nasdaq under the ticker code, “RCEL.” Every five CDIs on ASX represents one share of Common Stock.

The Company is authorized to issue 200,000,000 shares of Common Stock, par value $0.0001 per share, and 10,000,000 shares of Preferred stock, par value $0.0001 per share, issuable in one or more series as designated by the Company’s Board of Directors. No other class of capital stock is authorized. As of September 30, 2026 and December 31, 2025, 30,962,549 and 30,571,662 shares of Common Stock, respectively, were issued and outstanding and no shares of Preferred stock were issued and outstanding during any period.

Common Stock held in the rabbi trust is classified in a manner similar to treasury stock and presented separately on the Consolidated Balance Sheets as Common Stock held by the NQDC Plan. As of September 30, 2026 and December 31, 2025, a total of 75,391 and 135,493 shares underlying awards have been deferred, respectively. Vested shares are converted to Common Stock and are reclassified to permanent equity.

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

Stock-Based Payment Expenses

Stock-based payment transactions are recognized as compensation expense based on the fair value of the instrument on the date of grant. The Company uses the graded-vesting method to recognize compensation expense. Compensation cost is reduced for forfeitures as they occur in accordance with ASU 2016-09, Simplifying the Accounting for Share-Based Payment. No income tax benefit was recognized in the Consolidated Statements of Operations for stock-based payment arrangements for the three- and nine-months ended September 30, 2026 and 2025.

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

The Company has included stock-based compensation expense for all equity awards and the ESPP as part of operating expenses in the accompanying Consolidated Statements of Operations as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Sales and marketing expenses	$389	$712	$1,420	$1,811
General and administrative expenses	830	1,465	1,958	4,483
Research and development expenses	449	606	1,379	1,852
Total	$1,668	$2,783	$4,757	$8,146

A summary of share option activity as of September 30, 2026, and changes during the period ended, is presented below:

	Service Only Share Options	Performance-Based Share Options	Total Share Options
Outstanding shares at December 31, 2025	4,365,603	171,301	4,536,904
Granted	878,927	-	878,927
Exercised	(14,552)	(12,400)	(26,952)
Expired	(899,445)	(34,656)	(934,101)
Forfeited	(96,702)	-	(96,702)
Outstanding shares at September 30, 2026	4,233,831	124,245	4,358,076
Exercisable at September 30, 2026	2,227,320	119,845	2,347,165
Vested and expected to vest - September 30, 2026	4,233,831	124,245	4,358,076

A summary of the status of the Company’s unvested RSUs as of September 30, 2026, and changes that occurred during the period, is presented below:

Tenure-Based RSUs
Unvested RSUs outstanding at December 31, 2025	67,048
Granted	969,941
Vested	(75,798)
Forfeited	(35,250)
Unvested RSUs outstanding at September 30, 2026	925,941

14. Income Taxes

Tax expense was $65,000 and $15,000, for the three-months ended September 30, 2026 and 2025, respectively. Tax expense was $87,000 and $28,000 for the nine-months ended September 30, 2026 and 2025, respectively. For 2026 and 2025, these amounts are related to state minimum taxes.

15. Net Loss per Share

The following is a reconciliation of the basic and diluted loss per share computations:

	Three-Months Ended		Nine-Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
(in thousands, except share and per share amounts)
Net income (loss)	$(6,222)	$(13,187)	$(24,496)	$(36,966)
Weighted-average common shares—outstanding, basic and diluted	30,866,230	28,393,445	30,720,190	27,012,691
Net income (loss) per common share, basic and diluted	$(0.20)	$(0.46)	$(0.80)	$(1.37)

	Three-Months Ended		Nine-Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Anti-dilutive shares excluded from diluted net loss per common share:
Stock options	4,358,076	5,147,459	4,358,076	5,147,459
Restricted stock units	925,941	67,048	925,941	67,048
ESPP	123,380	54,920	123,380	54,920
Warrants	909,661	554,841	909,661	554,841

The Company’s basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of Common Stock outstanding for the relevant period. In accordance with ASC 710, shares of Common Stock held by the rabbi trust are excluded from the denominator in both the basic and the diluted net loss per common share calculations. As of September 30, 2026 and 2025, a total of 75,391 and 129,411 shares of Common Stock were excluded, respectively. For the purposes of the calculation of diluted net loss per share, options to purchase Common Stock, restricted stock units, and unvested shares of Common Stock issued upon the early exercise of stock options have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. Because the Company has reported a net loss for the three- and nine-months ended September 30, 2026 and 2025, diluted net loss per common share is the same as the basic net loss per share for those periods.

16. Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that except as disclosed below, no events have occurred that would require adjustment to, or disclosures in, the Consolidated Financial Statements.

On October 26, 2026, the Lender exercised via cashless exercise the Perceptive Warrant, which was exercisable for up to 500,000 shares of Company common stock, whereby the Company withheld 112,284 shares in respect of the exercise price and issued the remaining 387,716 shares to the Lender on October 28, 2026.

On November 3, 2026, the Company borrowed an additional $10.0 million under the Credit Agreement with the Lender. In connection therewith, 150,000 shares of common stock vested under the warrant that the Company issued to the Lender on June 5,

2026. The warrant has a per share exercise price of $3.4019. For information regarding the terms of the Credit Agreement, refer to Note 6 to the Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of AVITA Medical, Inc.’s (“we”, “our”, or “us”) should be read in conjunction with our unaudited Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q as well as the “Note Regarding Forward-Looking Statements” on page 3.

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
•
Repositioning PermeaDerm as an alternative to allograft (cadaver skin), leveraging its clinical, economic, and operational advantages to establish a higher-value role in burn care;
•
Driving adoption of RECELL GO mini in burn and trauma centers treating smaller wounds;
•
Complete analyses of the results of the clinical studies for Cohealyx and PermeaDerm and prepare for submission of the data for publication;
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

Recent Developments

On January 13, 2026, we entered into a five-year credit facility with Perceptive Credit Holdings V, LP (“Perceptive”), an affiliate of Perceptive Credit Advisors, LLC, providing up to $60 million in available capital. At closing, we drew $50 million and used a portion of the proceeds to repay our existing debt, resulting in net proceeds of approximately $6.0 million after repayment of our prior debt and certain related transaction fees. This credit facility includes an option to access an additional $10.0 million through the first quarter of 2027, subject to the achievement of a certain revenue milestone (see Note 16, Subsequent Events of the Consolidated Financial Information, for additional information). This facility also establishes trailing twelve-month revenue covenants aligned with our current operating trajectory, including $68.5 million for the quarter ended March 31, 2026, $69.0 million for the quarter ended June 30, 2026, $70.8 million for the quarter ended September 30, 2026, and $73.0 million for the year ending December 31, 2026. As of September 30, 2026, we were in compliance with these covenants. For additional information, see Liquidity and Capital Resources below.

On April 6, 2026, we entered into a ten-year agreement with the Biomedical Advanced Research and Development Authority (“BARDA”), part of the U.S. Department of Health and Human Services, with a total potential value of up to $25.5 million. Under the agreement, we will maintain a supply of RECELL for deployment in mass casualty incidents and provide associated readiness and support services. The agreement provides approximately $4.0 million in access and maintenance fees over the ten-year term, with additional potential revenue tied to procurement options exercised by BARDA. Costs to fulfill the BARDA emergency preparedness performance obligation, which consist of billed costs to BARDA incurred in connection with emergency deployment services, are incremental and expected to be recovered.

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

In August 2026, we announced results from PermeaDerm I, a post-market, multicenter, randomized controlled study of 40 patients across 11 U.S. burn centers comparing PermeaDerm with allograft for temporary wound coverage. The study met its primary endpoint, demonstrating a 70% lower mean product cost per 1% total body surface area treated with PermeaDerm (p<0.001), and showed a 95.7% reduction in preparation time, comparable graft take and wound healing, and no adverse events attributed to PermeaDerm.

On November 3, 2026, we borrowed an additional $10.0 million under our credit facility with Perceptive. In connection therewith, 150,000 shares of common stock vested under the warrant that we issued to Perceptive on June 5, 2026. The warrant has a per share exercise price of $3.4019.

Results of Operations for the three-months ended September 30, 2026 compared to the three-months ended September 30, 2025.

The table below summarizes the results of our operations for each of the periods presented (in thousands).

	Three-Months Ended
Statement of Operations Data:	September 30, 2026	September 30, 2025	$ Change	% Change
Sales revenue	$25,862	$16,897	8,965	53%
Lease revenue	252	165	87	53%
Total revenues	26,114	17,062	9,052	53%
Cost of sales	(4,173)	(3,187)	(986)	31%
Gross profit	21,941	13,875	8,066	58%
Operating expenses:
Sales and marketing	(13,566)	(12,053)	(1,513)	13%
General and administrative	(6,307)	(7,227)	920	(13)%
Research and development	(4,697)	(3,748)	(949)	25%
Total operating expenses	(24,570)	(23,028)	(1,542)	7%
Operating loss	(2,629)	(9,153)	6,524	(71)%
Interest expense	(1,479)	(1,268)	(211)	17%
Other expense, net	(2,049)	(2,751)	702	(26)%
Loss before income taxes	(6,157)	(13,172)	7,015	(53)%
Income tax expense	(65)	(15)	(50)	333%
Net loss	$(6,222)	$(13,187)	6,965	(53)%

Total revenues increased by 53%, or $9.0 million, to approximately $26.1 million, compared to $17.1 million in the same period in the prior year. The growth in revenues was primarily driven by a 50% increase, or $7.7 million, in sales of RECELL. The increase in RECELL sales was due to continued normalization in RECELL utilization following the publication by all of the MACs of reimbursement rates related to healthcare providers use of RECELL and also higher sales of RECELL GO mini in trauma and smaller wounds. RECELL sales also benefited from the commercial team focusing on expanding the number of surgeons using RECELL and also expanding use by surgeons on different sizes of wounds. Cohealyx sales increased 154%, or $1.3 million, primarily driven by more Value Analysis Committees (“VAC”) approvals allowing broader adoption of the product in more facilities. Cohealyx and PermeaDerm represented 8% and 2%, respectively, of total commercial sales.

Gross profit margin was 84.0% compared to 81.3% in the corresponding period in the prior year. Note that the gross margin for RECELL products on a standalone basis was 88.4% for the quarter. We believe gross margin for RECELL products on a standalone basis will be in the range of 85% to 90% for future quarters. The increase in the overall gross margin percentage from the prior year was primarily caused by lower volume discounts, lower inventory reserves, improved manufacturing efficiency, and an increase in average sales price. We share the average sales price for Cohealyx at 50% and for PermeaDerm up to approximately 55%, depending on the products sold. Although these arrangements are beneficial, they inevitably result in an overall decrease in gross margin percentage. Therefore, the product mix is expected to continue to impact the overall gross margin percentage while increasing the gross profit and, given that expenses associated with this revenue do not increase significantly, the operating profit on a quarterly basis.

Total operating expenses increased by 7% or $1.6 million to $24.6 million, compared with $23.0 million in the corresponding period in the prior year.

Sales and marketing expenses increased by 13%, or $1.5 million, to $13.6 million, compared to $12.1 million in the corresponding period in the prior year. Higher costs in the current year are due to increases in selling expenses of $1.5 million, primarily commission expense, and salaries and benefits of $1.0 million, primarily annual incentive compensation costs, offset by lower professional fees and consulting fees of $0.5 million, stock-based compensation of $0.3 million, and other selling expenses of $0.2 million.

General and administrative expenses decreased by 13%, or $0.9 million, to $6.3 million, compared to $7.2 million in the same period in the prior year. Lower costs in the current year are due to decreases in professional fees of $0.8 million, stock-based compensation of $0.7 million, and other corporate expenses of $0.2 million, offset by an increase in salaries and benefits of $0.8 million. The decrease in professional fees is related to lower legal expenses. The decrease in stock-based compensation is due to reduced grant activity. The increase in salaries and benefits is due to higher annual incentive compensation costs.

Research and development expenses increased by 25%, or $1.0 million, to $4.7 million, compared to $3.7 million in the same period in the prior year. Higher costs in the current year are due to an increase in salaries and benefits of $1.4 million, offset by decreases in professional fees of $0.2 million and other development expenses of $0.2 million. The increase in salaries and benefits is due to higher annual incentive compensation costs in the current year as well as the capitalization of project costs in the prior year. The decrease in professional fees is due to lower clinical trial costs associated with PermeaDerm and Cohealyx post-market studies.

Other expense, net decreased by $0.8 million to $2.0 million from $2.8 million in the prior period. In the current period, other expense, net consists of a non-cash charge of $2.1 million related to the change in fair value of warrants. The prior period income consisted of non-cash charges of $2.2 million related to the amendment of our loan facility and $0.9 million related to the change in fair value of loan facility, offset by $0.3 million in income related to our investments.

Results of Operations for the nine-months ended September 30, 2026 compared to the nine-months ended September 30, 2025.

The table below summarizes the results of our operations for each of the periods presented (in thousands).

	Nine-Months Ended
Statement of Operations Data:	September 30, 2026	September 30, 2025	$ Change	% Change
Sales revenue	$66,415	$53,448	12,967	24%
Lease revenue	652	547	105	19%
Total revenues	67,067	53,995	13,072	24%
Cost of sales	(11,631)	(9,490)	(2,141)	23%
Gross profit	55,436	44,505	10,931	25%
Operating expenses:
Sales and marketing	(39,980)	(41,200)	1,220	(3)%
General and administrative	(18,339)	(20,283)	1,944	(10)%
Research and development	(15,404)	(15,148)	(256)	2%
Total operating expenses	(73,723)	(76,631)	2,908	(4)%
Operating loss	(18,287)	(32,126)	13,839	(43)%
Interest expense	(4,366)	(3,754)	(612)	16%
Other expense, net	(1,756)	(1,058)	(698)	66%
Loss before income taxes	(24,409)	(36,938)	12,529	(34)%
Income tax expense	(87)	(28)	(59)	211%
Net loss	$(24,496)	$(36,966)	12,470	(34)%

Total revenues increased by 24%, or $13.1 million, to approximately $67.1 million, compared to $54.0 million in the same period in the prior year. The growth in revenues was driven by a 19% increase, or $9.4 million, in sales of RECELL and a 350% increase, or $4.2 million, in sales of Cohealyx. The increase in RECELL sales is due to continued normalization in RECELL utilization following the publication by all of the MACs of reimbursement rates related to healthcare providers use of RECELL and also higher sales of RECELL GO mini in trauma and smaller wounds. RECELL sales also benefited from the commercial team focusing on expanding the number of surgeons using RECELL and also expanding use by surgeons on different sizes of wounds. The increase in Cohealyx sales was primarily driven by more VAC approvals allowing broader adoption of the product in more facilities.

Gross profit margin was 82.7% compared to 82.4% in the corresponding period in the prior year. Note that the gross margin for RECELL products on a standalone basis was 86.6% for the nine-months ended September 30, 2026. We believe gross margin for RECELL products on a standalone basis will be in the range of 85% to 90% for future quarters. The increase in the overall gross margin percentage from the prior year was primarily caused by product mix. We share the average sales price for Cohealyx at 50% and for PermeaDerm up to approximately 55%, depending on the products sold. Although these arrangements are beneficial, they inevitably result in an overall decrease in gross margin percentage. Therefore, the product mix is expected to continue to impact the overall gross margin percentage while increasing the gross profit and, given that expenses associated with this revenue do not increase significantly, the operating profit on a quarterly basis.

Total operating expenses decreased by 4% or $2.9 million to $73.7 million, compared with $76.6 million in the corresponding period in the prior year.

Sales and marketing expenses decreased by 3%, or $1.2 million, to $40.0 million, compared to $41.2 million in the corresponding period in the prior year. Lower costs in the current year are due to a decrease in professional fees of $1.3 million, offset by higher other selling expenses of $0.1 million. The decrease in professional fees is due to lower consulting costs.

General and administrative expenses decreased by 10%, or $2.0 million, to $18.3 million, compared to $20.3 million in the same period in the prior year. Lower costs in the current year are due to decreases in stock-based compensation of $2.4 million and professional fees of $0.5 million, offset by an increase in salaries and benefits of $1.0 million. The decrease in stock-based compensation is due to higher forfeitures, decreased headcount, and reduced grant activity. The decrease in professional fees is related to lower legal expenses. The increase in salaries and benefits is due to higher annual incentive compensation costs.

Research and development expenses increased by 2%, or $0.3 million, to $15.4 million, compared to $15.1 million in the same period in the prior year. Higher costs in the current year are due to an increase to salaries and benefits of $1.3 million, offset by decreases in research and development expenses of $0.5 million and professional fees of $0.5 million. The increase in salaries and benefits is due to higher annual incentive compensation costs in the current year as well as the capitalization of project costs in the prior year. The decrease in research and development expenses is due to lower product testing costs. The decrease in professional fees is due to lower clinical trial costs associated with PermeaDerm and Cohealyx post-market studies.

Other expense, net increased by $0.7 million to $1.8 million from $1.1 million in the prior period. In the current period, other expense, net consists of a non-cash charge of $2.7 million related to the change in fair value of warrants, offset by a non-cash gain of $0.5 million related to the change in fair value of the loan facility, $0.3 million in income related to our investments, and $0.1 million in other gains, net. The prior period expense consisted of $3.0 million in debt issuance costs and $0.8 million related to the change in fair value of loan facility, offset by a non-cash gain of $1.6 million related to the change in fair value of warrants, $0.7 million in income related to our investments, and $0.4 million in other gains, net.

Liquidity and Capital Resources

Overview

Our Consolidated Financial Statements have been prepared on the basis that we will continue as a going concern for the next 12 months. We have funded our operations through the sales of our products, the issuance of equity securities, and debt financing. If capital is not available to us when amounts are needed, we could be required to delay, scale back, or abandon commercial activities and development programs and other operations, which could adversely impact our business, financial condition, and operating results.

As of September 30, 2026, we had approximately $10.5 million in cash and cash equivalents. We believe that our existing cash and cash equivalents, together with the Additional Commitment Amount (as described below) and expected revenues, will be sufficient to meet our capital requirements and fund our operations for at least twelve months from the date of issuance of these Consolidated Financial Statements. However, we may be required or decide to raise additional debt or equity financing to support further growth of our operations.

On January 13, 2026 (the “Closing Date”), we entered into a five-year senior secured credit facility in an aggregate principal amount of up to $60 million, of which (i) $50 million was funded on the Closing Date (the “Initial Commitment Amount”), and (ii) $10 million to be made available, at our discretion on or before March 31, 2027, subject to satisfaction of a certain net revenue requirement (the “Additional Commitment Amount”). On the Closing Date, we closed on the Initial Commitment Amount, less certain fees and expenses payable to or on behalf of the lender. Simultaneously with the closing of the Initial Commitment Amount, we repaid in full and terminated all of our obligations and commitments under our previous credit agreement (the “Refinancing Transaction”).

Subsequent to September 30, 2026, on November 3, 2026, the Company closed on the Additional Commitment Amount. As a result of the Company incurring the Additional Commitment Amount, 150,000 shares of common stock vested under the warrant that the Company issued to Perceptive on June 5, 2026, as described further below.

On the Closing Date, we agreed to issue to the lender, subject to shareholder approval, a warrant to purchase up to 650,000 shares of Common Stock, par value $0.0001 per share, at an exercise price set at the lower of two 10-day VWAPs: (i) the 10-day VWAP ending on the business day immediately prior to the Closing Date, which VWAP is $3.4019; or (ii) the 10-day VWAP ending on the business day immediately prior to the issuance date of the warrant. On June 3, 2026, our shareholders approved the issuance of such warrants. On June 5, 2026, we issued a warrant covering up to 650,000 shares of Common Stock at an exercise price of $3.4019 per share, of which 500,000 shares were immediately exercisable, and an additional 150,000 shares vested and became exercisable following the closing on the Additional Commitment Amount. Subsequent to September 30, 2026, on October 26, 2026, the lender exercised via cashless exercise their warrant, which was exercisable for up to 500,000 shares of our common stock, whereby we withheld 112,284 shares in respect of the exercise price and issued the remaining 387,716 shares on October 28, 2026.

We have incurred operating losses and negative cash flows from operations since our inception. These factors had previously given rise to substantial doubt about our ability to continue as a going concern. Based on our liquidity position and current forecast of operating results and cash flows, management has now concluded that substantial doubt about our ability to continue as a going concern no longer exists, and that we have sufficient liquidity to meet our obligations as they become due within the next twelve months following the date of issuance of these Consolidated Financial Statements.

We may require additional funds in the future to support continued growth of our operations or for other purposes, and may seek to raise such additional funds through our shelf registration statement on Form S-3 (File No. 333-294790) on file with the Securities and Exchange Commission (“SEC”). However, there can be no assurance that additional financing will be available, either on favorable terms or at all.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine-Months Ended
(in thousands)	September 30, 2026	September 30, 2025
Net cash used in operating activities	$(14,278)	$(25,757)
Net cash provided by investing activities	7,819	12,441
Net cash provided by financing activities	6,716	14,688
Net increase in cash and cash equivalents	257	1,372
Cash and cash equivalents at beginning of the period	10,243	14,050
Cash and cash equivalents at end of the period	10,500	15,422

Net cash used in operating activities was $14.3 million and $25.8 million during the nine-months ended September 30, 2026 and 2025, respectively. The decrease in net cash used in operations was primarily due to increased gross profit, decreased operating expenses, and the timing of working capital outlays.

Net cash provided by investing activities was $7.8 million and $12.4 million during the nine-months ended September 30, 2026 and 2025, respectively. The decrease in cash provided by investing activities is primarily attributable to lower cash inflows from maturities of marketable securities offset by lower capital expenditures in the current year.

Net cash provided by financing activities was $6.7 million and $14.7 million during the nine-months ended September 30, 2026 and 2025, respectively. The decrease in cash provided by financing activities is primarily due to net proceeds from the private placement in 2025 offset by the net proceeds from the Loan Facility entered into on January 13, 2026.

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

Under the terms of the Regenity Agreement, we have an obligation to make an additional $3.0 million payment on or before January 4, 2027, to guarantee development and manufacturing capacity (and related resources), contingent on positive results of certain clinical studies. With the exception of the milestone payments under the Regenity Agreement, we do not have any other purchase commitments or long-term contractual obligations, except for lease obligations as of September 30, 2026.

On August 5, 2026, we entered into a Global Amendment of the Distribution and Manufacturing Agreements with Stedical (the “Global Amendment”). Under the terms of the Global Amendment, in exchange for a $500,000 fee we hold the right of first offer and refusal to expand our exclusive distribution territory to include all or a portion of the European Union, the United Kingdom, and/or Australia. In addition, our share of revenue from PermeaDerm sales increases to 67% for products sold in sheet form, subject to increased revenue sharing in the event our gross margin on those products exceeds 50%, and to 80% for products sold in glove form, subject to increased revenue sharing in the event our gross margin on those products exceeds 35%. For 2026, we are required to reach total PermeaDerm revenue sharing payments of $1.0 million, with 20% growth minimums each year through 2030. All previous minimum revenue sharing payment requirements under the Distribution Agreement were waived.

Also under the Global Amendment, Stedical may pursue the commercialization of PermeaDerm in certain U.S. markets not currently served by us. We will sell PermeaDerm for such sales to Stedical at a ten percent premium to our actual manufacturing costs. For PermeaDerm manufactured for Stedical to sell outside of the U.S., primarily in Asia, we will sell such PermeaDerm to Stedical at a fixed price per carton plus a 10% manufacturing fee, subject to a reasonable volume cap.

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

For the nine-months ended September 30, 2026, there were no dividends paid and we have no plans to commence the payment of dividends.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of September 30, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), were effective.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Amendment and Restatement of Bylaws

On November 4, 2026, the Board of Directors (the “Board”) of AVITA Medical, Inc. (the “Company”) approved and adopted the Company's Amended and Restated Bylaws (the “Amended Bylaws”), effective immediately. Among other things, the Amended Bylaws:

•
permit stockholder meetings to be held solely by remote communication;
•
revise the procedures for stockholder meetings and nominations, including (i) a requirement that stockholders requesting a special meeting have held their shares of record continuously for at least one year and (ii) enhanced advance notice requirements for stockholder nominations and proposals; including additional disclosure, a nominee questionnaire and representation, and requirements to update any such nomination and proposal up to the shareholder meeting date;
•
address the SEC's universal proxy rules (Rule 14a-19), including (i) a requirement that any stockholder nominating directors must solicit holders of at least 67% of the voting power, and (ii) reserving the white proxy card for the Board's exclusive use;
•
require that stockholder notices to the Company be delivered in writing by hand or certified mail; and
•
make other updates, including certain technical, conforming, and clarifying changes.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Bylaws, which is filed as Exhibit 3.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Borrowing under Credit Agreement

On November 3, 2026, the Company borrowed an additional $10.0 million under the Credit Agreement with the Lender. The terms of payment and material terms of the Credit Agreement are described in the Form 8-K filed by the Company on January 13, 2026.

Item 6. EXHIBITS

(a) The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K12B filed on June 30, 2020)

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the registrant’s Form 10-KT filed on February 28, 2022)

3.3	Amended and Restated Bylaws *

10.1

Global Amendment to the Contract Manufacturing Agreement and Exclusive Distribution Agreement dated August 5, 2026 by and between the registrant and Stedical Scientific, Inc. (incorporated by reference to Exhibit 10.1 of the registrant's Form 8-K filed on August 11, 2026) ***

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

Date:	November 5, 2026	AVITA MEDICAL, INC.

		By:	/s/ Cary Vance
Cary G. Vance
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ David O'Toole
David O'Toole
Chief Financial Officer
(Principal Financial and Accounting Officer)